Form 10QSB
period 1998-03-31
RUSHMORE FINANCIAL GROUP INC
filed 1998-05-20
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition Period from           to
                                            --------     ----------

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

    Texas                                            75-2375969
  --------                                         ---------------
 (State of Incorporation)                 (I. R. S. Employer Identification No.)

                 13355 Noel Road, Suite 650, Dallas, Texas 75240
                 -----------------------------------------------

                            972-450-6000
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                              Yes        No
                                  ----      ----

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes XXX    No
                                  ----      ----

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1998: 2,169,276 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                              Yes        No XXX
                                  ----      ----


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                                          December 31,     March 31,
                                                                              1997            1998
                                                                              ----            ----
                                                                           (Unaudited)    (Unaudited)

                                        ASSETS
Investments
           Cash and short-term investments                                   $1,219,051         $989,105
           Amounts on deposit with reinsurer                                 30,719,662       31,494,540
                                                                          -------------      -----------
                       Total investments                                     31,938,713       32,483,645
Deferred policy acquisitions costs                                            2,084,312        1,738,556
Notes, accounts receivable and uncollected premiums                             696,100          651,700
Prepaid expenses and advances                                                    80,098           77,157
Equipment, net of accumulated depreciation                                      110,877          108,599
Goodwill                                                                        155,847          151,854
Other assets and intangibles                                                    196,341          439,624
                                                                          =============      ===========
                       Total assets                                         $35,262,288      $35,651,136
                                                                          =============      ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES AND SHAREHOLDERS' EQUITY
           Future policy benefits                                               $86,192          $86,379
           Universal life contract liabilities                               31,905,299       31,666,156
           Claims payable                                                       308,866          101,753
           Notes payable                                                         87,295           87,295
           Current federal income taxes                                         170,938                0
           Net deferred federal income taxes                                          0          212,491
           Other liabilities                                                    706,039        1,408,049
                                                                          -------------      -----------
                       Total liabilities                                     33,264,629       33,562,123
                                                                          -------------      -----------
Shareholders' Equity
           Preferred stock-9% cumulative preferred stock, $10 par value,
                 4,300 shares issued and outstanding in 1997 and 1998            43,000           43,000
           Preferred stock-Series A cumulative preferred stock, $10 par value, 13,792 shares issued and outstanding in 1997 and
                 1998                                                           137,920          137,920
           Common stock-$0.01 par value, 10,000,000 shares authorized,
                 2,105,036  shares issued and  outstanding at December 31,
                 1997; 10,000,000 shares authorized and 2,169,276 issued
                 and outstanding at March 31, 1998                               20,998           21,693
           Common stock subscribed, 4,567 shares at $1.92 per share
                 at December 31, 1997                                                46                0
           Additional paid in capital                                         2,487,116        2,495,244
           Treasury stock                                                       (78,881)         (78,881)
           Retained earnings (deficit)                                         (501,202)        (427,072)
           Unrealized gains (losses)                                               (110)              38
           Shareholder/affiliate loans
                 Common stock subscriptions receivable                           (8,769)               0
                 Shareholder loans                                             (102,460)        (102,930)
                                                                           ------------       -----------
                       Total shareholders' equity                             1,997,659        2,089,012
                                                                          -------------      -----------
                                                                          =============      ===========
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $35,262,288      $35,651,136
                                                                          =============      ===========

                 See accompanying notes to financial statements

RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF INCOME

                                                For the Three Months Ended March
                                                             31,
                                                --------------------------------
                                                       1997          1998
                                                       ----          ----
                                                  (Unaudited)    (Unaudited)

Revenue
      Revenue from Insurance Services
              Insurance policy income              $  (57,452)   $  609,890

              Net Investment income                                 523,917
              Agent Management fee                     24,252             0
      Revenue from Investment Services
              Commissions and fees                    504,224       499,824
              Asset management                         27,297        45,655
      Other                                             5,465        15,968
                                                   ----------    ----------
                   Total revenues                     503,786     1,695,254
                                                   ----------    ----------
Expenses

      Insurance Services Expenses
              Other insurance services expenses        15,048       316,974
              Policyholder benefits                                  52,748
              Amortization of deferred policy
                   acquisition costs                                459,106
      Investment services expenses
              Commission expense                      440,864       438,502
              Other investment services expenses       84,761       157,321
      General and administrative                       76,233       152,933
                                                   ----------    ----------
                   Total expenses                     616,906     1,577.584
                                                   ----------    ----------

Operating income (loss)                              (113,120)      117,670
      Interest expense                                  1,060         5,351
                                                   ----------    ----------
Income (loss) from continuing operations             (114,180)      112,319
      Discontinued operations (net)                   (25,992)            0
                                                   ----------    ----------
Income (loss) before income taxes                    (140,172)      112,319
Provision for income taxes                                  0        38,189
                                                   ----------    ----------
Net income (loss)                                  $ (140,172)   $   74,130
                                                   ----------    ----------
Net income (loss) applicable to common
      shareholders                                 $ (144,243)   $   70,059
                                                   ----------    ----------
Net income (loss) per share of common stock
      after dividends on Preferred Stock
            Basic                                  ($    0.10)   $     0.03
                                                   ----------    ----------
            Diluted                                ($    0.10)   $     0.03
                                                   ----------    ----------

                 See accompanying notes to financial statements



RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS

                                                              For the Three Months Ended
                                                                  1997         1998
                                                                  ----         ----
                                                                (Unaudited)  (Unaudited)


Cash Flows from operating activities
      Net income (loss)                                          $(82,720)    $ 74,131

      Adjustments to reconcile net (loss) to net
        cash  provided  (used)  by
         operating activities:
           Depreciation and amortization                            3,702        9,522
           Change in assets and liabilities net of
              effects from purchase of Rushmore Life:
                     (Increase) decrease in assets:
                     Deposits                                           0          (93)
                     Commissions and fee receivable                     0       31,425
                     Prepaid expenses                              (9,451)       3,034
                     Deferred federal income tax                        0      212,491
                     Other assets                                   5,490            0
                     Deferred policy acquisition costs                  0      345,756
                     Deposits with reinsurer                            0     (774,878)
                     Accounts payable                              19,552      307,665
                     Accrued liabilities                          (18,191)     407,320
                     Future policy benefits                             0     (994,199)
                     Universal Life liabilities                         0      674,994
                     Claims payable                                     0     (207,133)
                     Income tax liability                               0     (170,938)
                     Deferred revenues                                  0       80,270
                                                                 --------     --------
Net cash flows provided (used) by operating activities            (81,618)        (633)
                                                                 --------     --------
Cash flows from investing activities
      Loans to officers and affiliate                              60,182        8,299
      Purchase of equipment                                        (1,305)      (3,251)
      Increase in equity investment                                     0          110
                                                                 --------     --------
Net cash flows provided (used) by investing activities             58,877        5,158
                                                                 --------     --------
Cash flows from financing activities
      Proceeds from sale of Common Stock                              176       12,848
      Costs of stock offering                                           0     (243,283)
      Preferred Stock dividends paid                               (4,071)      (4,071)
      Borrowings under term loans                                  40,009            0
                                                                 --------     --------
Net cash flows provided (used) by financing activities             36,114     (234,506)
                                                                 --------     --------
Change in cash balances                                            13,373     (229,981)
Cash at beginning of year                                         117,738    1,218,363
                                                                 --------    ---------
Cash at end of year                                              $131,111     $988,382
                                                                 --------    ---------
Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                              1,109        1,786
                                                                 --------    ---------
Cash paid for income taxes                                         50,000       86,558
                                                                 --------    ---------


                 See accompanying notes to financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("RFGI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although RFGI believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the condensed consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly RFGI's financial position, results of operations and changes in financial position for such interim period. These financial statements should be read in conjunction with RFGI's financial statements and the notes thereto as of December 31, 1997, included in RFGI's annual report on Form 10KSB for the year ended December 31, 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                                                   Three Months Ended March 31,
                                                    1997                1998
                                                  -------              -------
Insurance services                               $(33,200)           $1,133,807
Investment services                               531,521               545,479
Other                                               5,465                15,968
                                                 --------            ----------
Total revenues                                   $503,786            $1,695,254

Total revenues increased 237% from $503,786 for the first quarter of 1997 to $1,695,254 during the first quarter of 1998. The increase resulted from the acquisition in full of Rushmore Life Insurance Company in April 1997. This increase included $609,890 in insurance policy income representing Rushmore Life's quota share of policy income under coinsurance agreements and $523,917 in net investment income.

Expenses

Insurance Services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In the first quarter of 1997, insurance service expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included equity in subsidiary loss, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. The consolidated operations of Rushmore Life include expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $52,748, amortization of deferred acquisition costs of $459,106 and other insurance company expenses of $308,974. Deferred acquisition costs are recorded for purposes of generally accepted accounting principles as an asset consisting of the commissions and other costs of underwriting a new insurance policy and are amortized over the life of the policy. Such payments are treated as an expense under statutory accounting principles applicable to insurance companies, resulting in different earnings patterns. During the first quarter of 1998 the average credited interest rates on outstanding universal life policies was 7.42% as compared to 7.01% for the first quarter of 1997.

Investment services expenses increased 13% from $525,625 to $595,823. Commissions paid as a percentage of commission revenue decreased from 88.4% in 1997 to 87.7% in 1998. Direct overhead associated with investment services increased 86% from $84,761 to $157,321. This was primarily due to increases in staff that resulted in an increase in wages and benefits of $33,459 or 86%. The addition of staff necessitated leasing additional office space resulting in an increase in office rent of $22,593. In addition insurance expenses increased $14,073 or 77% due to the net premium on an errors and omissions insurance policy implemented in 1997 offset by increased collections from representatives for their share of such premiums.

General and administrative expenses increased 101% from $76,233 to $152,933 due to increases in staff and office space.

Operating income (loss)

The Company's operating income for the first quarter of 1998 of $117,670 represents an increase of $230,790 from the loss of $113,120 for the first quarter of 1997. The Company's net income applicable to common shareholders for the first quarter of 1998 increased $214,302 from a net loss of $144,243 or $0.10 per share (basic and diluted) to $74,130 or $0.03 per share (basic and diluted). The net income in 1998 as well as the net loss for 1997 included a deduction of $4,071 for preferred dividends paid. In the first quarter of 1997, insurance services expenses included only the loss (or income) of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included equity in subsidiary loss, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. Rushmore Life reported net income of $188,852.

Subsequent event

In April 1998 the Company completed its initial public offering of common stock, issuing 815,341 shares at a price of $5.50 per share for a total of $4,484,375. After deduction of $477,571 in offering costs, $4,006,804 was remitted to the company. Total costs of the offering are expected to be $904,844.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Rushmore Financial Group, Inc. nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of Rushmore Financial Group, Inc.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 11 - Earnings per share
                           Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8k. - On April 29, l998, Rushmore Financial Group, Inc. (the "Corporation") appointed the accounting firm of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, and chose not to renew the engagement of Cheshier & Fuller, L.L.P., who served as the Corporation's independent auditors for the fiscal year ended December 31, l996. There had been no disagreements with the previous auditors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.

Dated: May 15, 1998                         By /s/ Robert W. Hendren
                                            ------------------------------------
                                            By Robert W. Hendren, CFO


Exhibit 11 - Earnings per share
                                                                       1997          1998
                                                                  ----------     ----------

Net income (loss)                                                   (140,172)        74,130
Dividends on preferred stock                                           4,071          4,071
                                                                  ----------      ---------
                                                                  ==========      =========
Net income (loss) applicable to common share holders                (144,243)        70,059
                                                                  ==========      =========

Weighted average common shares outstanding                         1,437,783      2,147,863
Weighted average options vested                                      149,167        107,413

Net income (loss) per common share
     Basic                                                        $    (0.10)    $     0.03
     Diluted                                                      $    (0.10)    $     0.03
