Form 10KSB
period 1997-12-31
RUSHMORE FINANCIAL GROUP INC
filed 1998-06-17
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
                   For the transition period              to

                          Commission File No. 000-24057

                         RUSHMORE FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)
           Texas                                                  75-2375969
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               13355 Noel Road, Suite 650, Dallas, Texas             75240
               (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (972) 450-6000

Securities registered pursuant to Section 12(b) of the Act: ___________________

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for its most recent fiscal year were:  $6,008,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was/is $11,000,000.

At June 1, 1998, the registrant had outstanding 2,984,617 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one):

                          Yes       No   X
                              ----     ----



                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                      PART I

Item 1.  Description of Business..................................................................................2

Item 2.  Description of Property..................................................................................7

Item 3.  Legal Proceedings........................................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders......................................................7


                                                      PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.................................................8

Item 6.  Management's Discussion and Analysis or Plan of Operation................................................9

Item 7.  Financial Statements....................................................................................14

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................15


                                                     PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.......................................................................15

Item 10. Executive Compensation..................................................................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................19

Item 12. Certain Relationships and Related Transactions..........................................................20

Item 13. Exhibits and Reports on Form 8-K........................................................................21


                                     PART I.

ITEM 1.  Description of Business

     Rushmore Financial Group, Inc. ("Rushmore", "Registrant" or the "Company") Rushmore is a financial services holding company that provides a wide range of investment and insurance services and products to its clients through a national distribution network of approximately 125 securities representatives operating in over 30 states and more than 1,300 insurance agents in 39 states. The Company believes that it is well positioned to take advantage of demographic trends in the industry and the increasing overlap of investment services with other financial security products. The Company's activities in these two complementary sectors of the financial services industry, investment services and insurance services, allow Rushmore to provide a full range of financial services to its clients and enhance the cross-selling opportunities of its select product lines.

     The Company's investment services business consists of securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities Corporation ("Rushmore Securities"). In addition, Rushmore Investment Advisors, Inc. ("Rushmore Advisors") provides fee-based advisory services, using a proprietary asset allocation program known as RushMAP.

     The Company's insurance services business selects and markets a wide range of life, disability, accident and health insurance and annuity products distributed through more than 1300 independent or exclusive agents of its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency"). In addition, Rushmore Life Insurance Company ("Rushmore Life") acquires and coinsurers up to a 50% interest in the policies written through representatives of Rushmore Agency that are issued by its primary life insurance companies that have entered into modified coinsurance agreements with Rushmore Life.

Growth Strategy

     The Company's growth strategy focuses on expanding its national distribution network and continually seeking out and evaluating new products and acquisition opportunities that are consistent with the Company's objective to provide a full range of financial products and services. Over the past ten years, the amount invested in retirement and other financial security products and services has grown over 185%. According to the Federal Reserve Board of Governors, in 1986 the total amount invested in retirement and other financial security products by households and non-profit organizations was approximately $7.16 trillion, as compared to over $20.45 trillion at year end 1995, an 11.1% compounded annual growth rate. The Company's objective is to capture an increasing share of the commission revenues and assets related to the investment and insurance services industry. The key components of Rushmore's growth strategy include:

o expanding its distribution network by recruiting and retaining high quality and productive agents and representatives, including both exclusive "Career Partners" insurance agents and registered securities representatives and independent insurance agents;

o providing its sales force with a wide range of financial products and services, including exclusive insurance and investment products;

o offering incentives to its agents and employee, including favorable commission structures, stock option plans and award programs to attract and retain a loyal base of highly motivated sales representatives;

o upgrading its management information system to allow its agents and representatives to maintain an efficient and orderly flow of sales orders; and

o seeking acquisitions of other insurance, securities or investment advisory firms and other complementary financial services companies that have a strategic fit and advance the overall mission and goals of the Company.

     Insurance Services. The Company intends to expand its coinsurance activities with existing and new carriers, and actively seeks to acquire other full-line life insurance companies licensed in multiple states to begin selling the products of such companies through the Company's agency force.

     Securities Brokerage. Rushmore Securities' strategy is to continue its growth by means of recruiting quality representatives, opening new branch offices, acquiring other broker-dealers and increasing its volume of business referred from agents and representatives of Rushmore subsidiaries and their customers.

     Advisory Services. Rushmore Advisors' strategy is to increase its assets under management by maximizing cross- selling opportunities to clients of Rushmore Securities and Rushmore Agency and acquiring other investment advisory firms. Rushmore Advisors will emphasize three profit centers in these efforts:
(i) the Rushmore Managed Asset Program ("RushMAP"), (ii) estate and financial planning for high net worth individuals, corporations and pension funds, and
(iii) a partnership investment that is structured as a "fund of funds", or a grouping of experienced money managers selected to meet specific return objectives within a defined risk tolerance level.

Investment Services

     Securities Brokerage--Rushmore Securities Corporation. Rushmore Securities provides investment services to its clients through a network of approximately 125 registered representatives operating in over 30 states. Rushmore Securities is a member of the NASD, the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investors Protection Corporation ("SIPC").

     Rushmore Securities functions as a full commission retail broker for clients to whom it makes trading recommendations, on a discretionary or non-discretionary basis, and as a discount broker as to unsolicited orders from its customers and from trades initiated by other Rushmore subsidiaries. It also sells mutual funds and variable annuity products.

     Rushmore Securities acts as a broker/dealer for a full line of securities products, including stocks, bonds, mutual funds, variable annuities and certificates of deposit. It is known as a "fully disclosed" originating broker, meaning that it does not hold clients' funds, does not clear clients' trades on securities markets, and is not a member of any stock exchange. Instead, it forwards all clients' trades to one of the clearing firms with which it maintains a contractual relationship to execute such trades on the appropriate market. The Company currently has clearing agreements with Southwest Securities, Inc. and First Southwest Company. This arrangement allows the Company to reduce some of the risk associated with trading and the amount of net capital it is required to maintain under applicable securities laws.

     Most of Rushmore Securities' registered representatives are also licensed as insurance agents with Rushmore Agency. All such persons are employees of Rushmore Securities and are compensated on the basis of commissions on sales of investment securities. Each representative executes an agreement with Rushmore Securities to sell securities to their clients exclusively through Rushmore Securities and comply with Rushmore Securities' rules and procedures and all applicable federal and state laws. Rushmore Securities supervises the efforts of these representatives through over 30 registered securities principals and branch office managers, who earn commissions and overrides on sales of representatives under their supervision.

     Rushmore Securities is continually seeking to add new representatives, especially those with prior brokerage experience and an established client base. Rushmore Securities believes it competes effectively for registered representatives based on its favorable commission structure, its ability to provide its representatives access to all securities markets and research reports from leading analysts, and the opportunity for representatives to earn stock options in the Company. Through its affiliate, Rushmore Advisors, Rushmore Securities also provides its representatives the flexibility to generate commission-based or fee-based income. In addition, Rushmore Securities has benefited from the increase in securities trading volume during recent years. Combined, listed companies on the New York Stock Exchange and American Stock Exchange and NASDAQ have increased from 6,414 in 1987 to 9,272 in 1997 with market capitalization increasing from $2.67 trillion in 1987 to $10.68 trillion in 1997, according to reports published by such exchanges. Combined average daily share volume for the New York Stock Exchange and American Stock Exchange and NASDAQ have increased from 341 million shares in 1987 to 1.1 billion shares in 1997.

     Investment  Advisory  Services--Rushmore   Investment  Advisors,  Inc.  The
Company formed Rushmore Advisors in January 1996, in order to provide fee-based investment advisory and money management services to its clients.

     Rushmore Advisors enters into investment advisory agreements with its clients that outline the services to be provided and the compensation to be paid. The agreements in force provide for annual compensation to Rushmore Advisors from 0.5% to 2.5% of funds under management.

     The investment philosophy of Rushmore Advisors is to provide superior returns without materially increasing the associated investment risk. In equities, Rushmore Advisors seeks to achieve long-term capital appreciation by limiting its selections to listed stocks trading at more than $12 per share, with consistent records of earnings growth and strong balance sheets. With fixed income securities, Rushmore Advisors seeks income and preservation of capital through a diversified portfolio for each client considering its income needs and risk tolerance.

     Rushmore Advisors does not hold its clients' funds or securities. Rushmore Advisors has discretionary authority to direct the investments in the majority of the funds under its management. Virtually all trades effected by Rushmore Advisors are executed through Rushmore Securities on a discounted basis.

     Rushmore Advisors cooperates with Rushmore Securities in providing its services to clients of both firms through the Rushmore Managed Asset Program ("RushMAP"). RushMAP is a proprietary system that provides strategic and tactical asset management allocation of mutual funds and equities for accounts of $100,000 or more.

     Rushmore Advisors directs its marketing efforts to high net worth individuals, corporations and pension plans having substantial funds to invest and who can benefit from the efforts of a professional money manager. Rushmore Advisors seeks to obtain clients having portfolios of at least $100,000 and believes it can fill a niche being neglected by larger money managers.

     Rushmore Advisors does not currently employ a separate sales force, but relies on Rushmore Agency's and Rushmore Securities' network of agents and brokers to market the RushMAP investment management products, permitting its managers to interact directly with clients.

Insurance Services

     Rushmore Insurance Services, Inc. The Company markets life, health and disability insurance and annuities to individuals and small businesses through a network of exclusive and independent agents. The Rushmore Agency group has primarily marketed policies under national marketing agreements with Conseco Life Insurance Company, Southwestern Life Insurance Company and Great Southern Life Insurance Company, the companies with which it has entered into coinsurance arrangements (the "Primary Insurers"). For the year ended December 31, 1997, the gross revenues generated from insurance written with the Primary Insurers accounted for the majority of Rushmore Agency's total revenues. Rushmore Agency's agents also market policies issued by numerous other life insurance companies, of which most are rated "A" or better by A.M. Best, that have appointed Rushmore Agency and its agents to sell on their behalf (the "Other Insurers"). The Company's agents are employed by or have contracts with Rushmore Agency, which is owned by D. M. Moore, Jr., Chairman and Chief Executive Officer of Rushmore, because the Texas Insurance Code does not permit life insurance agencies to be owned by corporations. However, pursuant to an Overhead Services Agreement all revenues and expenses of Rushmore Agency are passed through to the Company as permitted by regulatory requirements. In addition, Mr. Moore has granted the Company an irrevocable option for the Company to appoint any other qualified person to acquire the capital stock of Rushmore Agency on its behalf, thus insuring the Company's ability to continue receiving that income and expense.

     Insurance Products. The Company's insurance agents sell a wide range of insurance and annuity products issued by the Primary Insurers and Other Insurers consisting primarily of life and health insurance. These include life insurance in the form of term life, universal life, fixed and variable annuities and variable universal life (universal life products are flexible premium life insurance policies under which the policyholder may adjust the death benefit from time to time or vary the amount or timing of premium payments); health insurance including cancer insurance, major medical, group health and group and individual long-term disability insurance. Agents who sell variable life and annuity products are also licensed as securities representatives with Rushmore Securities.

     Rushmore Agency has entered into an agreement with the American Financial Freedom Association, a not-for-profit organization ("AFFA"), to administer AFFA and serve as its exclusive marketing organization for insurance services and investment services and other benefits to AFFA members. AFFA offers its members, including Rushmore clients, the opportunity to participate in lower cost group insurance and other benefits of AFFA, including discounted optical and dental benefits, prescription drug cards and consumer discounts. Rushmore Agency has also entered into a national marketing agreement with Legion Insurance Company to market its individual and group health insurance plans to AFFA members through Rushmore Agency's Career Partners Group.

     Sales and Marketing. As of June 1, 1998, the Company either employed or contracted with more than 1,300 independent or exclusive agents in 39 states, who have been appointed by Rushmore Agency, the Primary Insurers and Other Insurers to sell policies of the Primary Insurers and Other Insurers as part of Rushmore Agency's marketing organization.

     In July 1997, the Company's Career Partners Group began developing full-time, career-oriented agents to market the products and services of the Insurers and Other Insurers on an exclusive basis. The Career Partners agents market bundled and packaged products, primarily to individuals in the small business and self-employed market in Texas. Rushmore Agency plans to expand the Career Partners Group to other states.

     Rushmore Agency continually seeks to recruit new agents to join its marketing force. It recruits primarily existing licensed agents as well as unlicensed persons with proven sales backgrounds whom it trains to become licensed. The Company utilizes both advertising and referrals to locate qualified persons. Rushmore Agency is able to compete for new agents on the basis of the quality of the insurance products it offers, the opportunity for increased income through higher payouts and a more diversified product portfolio, sales training, and the opportunity to participate in the Company's Stock Option Plans.

     Rushmore Life Insurance Company. A key feature of the Company's strategy is to capture, through coinsurance agreements, a portion of the premiums from sales of insurance policies in addition to commissions. The Company acquired a 20% interest in Rushmore Life in 1994, and in April 1997 completed a merger transaction to acquire the balance of Rushmore Life in exchange for 534,187 shares of Rushmore Common Stock and $137,900 in cash. Rushmore Life is chartered as a life reinsurance company in the State of Arizona and is not licensed in any other state. Its business is therefore limited to coinsuring policies written by Rushmore agents and issued by its Primary Insurers that have entered into modified coinsurance agreements with Rushmore Life.

     Rushmore Life's coinsurance arrangements typically consist of a modified coinsurance agreement, under which Rushmore Life receives between 331/3% and 50% of the premium income and associated insurance risk on policies written by Rushmore Agency's agents. Because Rushmore Life's retention limit is $25,000 per policy, the differential between such retention and the amount coinsured with the Insurer is then reinsured back to the Insurer or another reinsurance carrier. Rushmore Life earns a spread between the net coinsured premium income and the lower reinsurance premium. In the case of the coinsurance arrangement with the block of insurance written with Conseco, Rushmore Life is also party to an administrative services agreement pursuant to which a subsidiary of Conseco administers the block. Rushmore life will continue to pursue national marketing and coinsurance agreements with other major life insurance companies.

The Industry

     The brokerage and insurance industries are highly competitive with many large, diversified, well-capitalized brokerage firms, financial institutions and other organizations. The Company, in many instances, competes directly with such organizations for market share of commission dollars, and qualified registered representatives and insurance agents.

     Insurance Services. The Company's agency operations are competitive in all of its phases, and there are more than 2.5 million insurance agents in the United States representing more than 1,100 life and health insurance companies. The Company is able to compete effectively on the basis of the quality and pricing of the insurance products offered by the Primary Insurers and Other Insurers, and incentives to its agents to sell the Company's products through the Company's commission structure, administrative and marketing support, achievement and award programs, management opportunities and stock option plans.

     Securities Brokerage. Rushmore Securities' competes among more than 5,400 NASD member firms employing more than 500,000 registered representatives. Rushmore Securities believes it is able to compete effectively due to Rushmore Securities' access to the same securities as larger firms and the experience and qualification of its sales force. Rushmore Securities believes it competes effectively for registered representatives based on its favorable commission structure, its ability to provide its representatives access to all securities markets and research and the opportunity to earn stock options in the Company.

     Investment Advisory. Rushmore Advisors attracts funds for management utilizing the broad network of brokers and agents of Rushmore Insurance and Rushmore Securities. Rushmore Advisors also utilizes a network of CPA's and other professionals who actively market fee-based advisory services. Rushmore Advisors markets its services emphasizing its flexible fee structure and its investment track record. Rushmore Advisors has an information system that provides direct and timely access to the world markets and information systems, as well as, a proprietary investment management reporting system that is in compliance with the performance reporting standards of the Association of Investment Management and Research ("AIMR").

Employees

     As of June 1, 1998, Rushmore had a total of 139 employees, including 117 in its securities operations, 13 in its insurance services area, 4 in its advisory business, and 5 in its executive offices. A total of 23 are located at the Company's offices in Dallas. All but 9 employees are compensated all or in part on the basis of commissions and other incentive-based compensation.

     The Company is under contract with an additional 1,300 independent or exclusive agents to market life insurance in 39 states.

Regulation

     The Company's business is subject to a high degree of regulation. The insurance and securities businesses are two of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on the Company's operations.

     Insurance Regulation. Rushmore Life is subject to comprehensive state insurance regulation by the Division of Insurance of the State of Arizona. Additionally, Rushmore Life will be subject to regulation in any other states in which it conducts business in the future. The powers of the Commissioner of Insurance in Arizona and other states include the granting and revocation of certificates of authority to transact insurance business, review of adequacy of reserves and of guaranty funds and surplus required by statute, determination of the form and content of required financial statements, approval of policy forms, and review of Rushmore Life's business practices so as to ascertain that certain standards are met. These supervisory agencies periodically examine the business and accounts of insurers and require insurers to file detailed annual statutory statements.

     Rushmore Life can also be required under the solvency or guaranty laws of the State of Arizona to pay assessments (up to prescribed limits) to fund liabilities of insurance companies that become impaired or insolvent. These assessments may be abated or deferred if they would endanger the ability of Rushmore Life to fulfill its contractual obligations. The amount of any future assessments under these laws cannot reasonably be estimated.

     Arizona and substantially all other states regulate members of insurance holding company systems. Under the insurance holding company statute in Arizona, the insurance authorities in such state must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in Arizona. Such statutes also regulate certain transactions among affiliates, including the payment of dividends or service fees by an insurance company to its holding company parent. In states such as Arizona, without the consent of the state's insurance authority, an insurance company may not pay during any year dividends to its holding company parent in excess of the lesser of net gains from operations, which generally represent net income, or 10% of the insurance company's surplus, which generally represents paid in capital and retained earnings.

     The Company has entered into an Administrative Services Agreement with Rushmore Life, approved by the Arizona Department of Insurance, that allows the Company to charge a share of its overhead and all direct costs to Rushmore Life.

     In the event Rushmore Life should fail to comply with applicable insurance laws and regulations, the Commissioner of Insurance of Arizona is empowered, depending upon the circumstances and the particular provisions in question, to impose fines and/or penalties against Rushmore Life, suspend or revoke Rushmore Life's certificate of authority, to direct supervision of or appoint a conservator for Rushmore Life's property and conduct of its business or to seek such other relief as the circumstances and interest of Rushmore Life policy holders and creditors may require.

     Rushmore Agency is subject to regulation as an insurance agency by the Texas Department of Insurance. Such regulations includes the requirement for all agents to pass tests and background checks. Rushmore Agency is subject to periodic examination and can be fined, censured or even liquidated if it is found to be in violation of applicable standards.

     Securities Regulation. Rushmore Securities is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board and the securities exchanges. The NASD and State Securities Board regularly inspect Rushmore Securities' books and records to determine compliance with laws applicable to securities dealers.

     Investment Adviser Regulation. Depending on their size, investment advisers are subject to regulation by the Securities and Exchange Commission or state securities regulators. Such regulation covers testing and background checks on officers and employees of the advisor, review and approval of business methods, compensation structures and advisory agreements, and advertising.

Year 2000 Readiness

     The Company is establishing a Year 2000 due diligence process to identify and assess the critical on-site software and hardware inventory to achieve Year 2000 readiness. The Company is also establishing monitoring procedures to verify that its service and product vendors, particularly the primary insurers and clearing brokers, are taking appropriate action to achieve Year 2000 readiness. Management believes that the Company's level of risk due to potential problems with its internal systems is manageable. Any expenditures on operations are not expected to have a material impact on the Company's financial condition.

Environmental Matters

     None of the Company's activities result in any discharge of hazardous materials or other environmental risks.

Item 2.  Description of Properties

     The Company leases 12,305 square feet in two offices at the Dallas Galleria One Office Tower. Certain of the Company's registered representatives maintain facilities comprising 5,190 square feet as branch offices of Rushmore
Securities. The Company believes these facilities are adequate to meet its requirements for the foreseeable future, although it may open additional branch offices.

Item 3.  Legal Proceedings

     The Company is engaged from time to time in routine litigation incidental to its business. On May 23, 1997, Rushmore filed suit against the former chief executive officer of the holding company of Rushmore Life in Rushmore Capital Corporation and First Financial Life Insurance Company v. Donald E. Ebbert, First Financial Marketing Services, Inc. and First Travel, Inc., Cause No. 907-4793-L in the 193rd District Court of Dallas County, Texas. The Company alleges that after he resigned from the company and had all of his stock ownership redeemed, Mr. Ebbert and his affiliates failed to turn over all money, property and books and records of Rushmore Life in his possession. In addition, the Company alleges that he overstated to the Company the value of a block of insurance business coinsured to an Insurer, resulting in an overpayment of the redemption price to him and entitling the Company to be relieved of any further obligation under the redemption agreement. In January 1998, the defendants filed a counterclaim against the Company and a third party complaint against the Company's directors, alleging that the Company breached the redemption agreement by failing to allow him to effect the sale of the block of insurance business, and charged the Company with oppression of a minority shareholder, tortious interference with contract and breach of fiduciary duty. The Company believes that it has valid defenses to the counterclaim and third party complaint and intends to pursue its primary claim vigorously. The Company is pursuing efforts to settle the case.

Item 4.  Submission of Matters to a Vote of Security Holder.

     None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq SmallCap Market under the Symbol "RFGI." According to First Southwest Company, the following table shows the price range of the Company's Common Stock since it began trading on April 28, 1998

                                        BID                        ASK
                               High              Low       High             Low

Second Quarter 1998            51/2               5       6 1/8            5 3/8
(April 28 - June 1)

Holders

     As of April 28, 1998, there were approximately 650 beneficial holders of the Company's Common Stock and 9 holders of the Company's Preferred Stock.

Dividends

     The Company does not anticipate any stock or cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act. No underwriting discounts or commissions were paid with respect to such sales.

                           Number of        Offering            Exemption
Date                         Shares          Price                Claimed
----                       ---------        --------            ---------

November 1997 (2)             175,758        $ 1.92                (1)
May 1997(3)                   534,187          1.92                (1)
April 1997(4)                  28,426          0.32                (1)
January 1997(5)                17,593          1.50                (1)
Various(6)                     11,759          1.76                (1)
April 1996                      5,759          1.50                (1)
July 1996                      46,026          1.50                (1)
December 1996                  34,151          1.50                (1)
April 1995                     61,966          1.04                (1)
June 1995                     147,742          1.04                (1)

--------------------
(1) The Company relied on Sections 3 and 4(2) of the Securities Act of 1933 for exemption from the registration requirements of such Act. Each investor was furnished with information concerning the formation and operations of the Registrant, and each had the opportunity to verify the information supplied. Additionally, Registrant obtained a signed representation from each of the foregoing persons in connection with the purchase of the Common Stock of his or her intent to acquire such Common Stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof; each of the certificates representing the Common Stock of the Registrant has been stamped with a legend restricting transfer of the securities represented thereby and the Registrant has issued stop transfer instructions to the Transfer Agent for the Common Stock of the Company, concerning all certificates representing the Common Stock issued in the above-described transactions.
(2) Represents a Rule 504 offering to employees and agents commenced on May 1997 and closed in November 1997.

(3) 3.04 shares of the Company's Common Stock were issued in exchange for each share of First Financial Life Companies, Inc. in connection with the acquisition of Rushmore Life. Those shares were valued at $1,025,639.
(4) Exercise of stock options at prices from $.20 to $1.50 per. (5) Issued to fulfill 1996 stock subscriptions.
(6) Includes purchase of fixed assets, payment for services payment of preferred stock dividends, and other miscellaneous issues not listed elsewhere.

Item 6.  Management's Discussion and Analysis or Plan of Operations

Selected Consolidated Financial Information

         The  following  selected  financial   information  should  be  read  in
conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information for the years ended December 31, 1995, 1996 and 1997, are derived from the audited financial statements.

                                                             Year Ended December 31,
                                                             ----------------------

                                                          1997        1996         1995
                                                          ----        ----         ----

                                                    (dollars in thousands, except per share data)
Statement of Operations Data:

Revenue from investment services                        $  2,373   $   1,523    $     857

Revenues from insurance services                           3,611         347          152

   Total revenues                                          6,008       1,885        1,020

Investment services expense                                2,040       1,325          787

Insurance services expense                                 2,342          13           33

General and administrative expenses                        1,012         663          431

   Total expenses                                          5,695       2,001        1,251

Operating income (loss)                                      313        (116)        (231)

Net loss                                                   (163)        (171)        (210)


Net income (loss) per share of Common

   Stock after dividends on preferred

   stock                                                  (0.10)       (0.13)       (0.18)

Operating margin

   Investment services                                       14%         13%           8%
   Insurance services                                        35%         96%          78%

Operating income (before G&A and stock based

      compensation)                                       1,626         547          200

G&A expenses as % of Revenues                                17%         35%          42%


                                                             As of December 31, 1997

                                                                     Actual

                                                               (dollars in thousands)

Balance Sheet Data:

    Cash and equivalents                                            $    1,218
    Amounts on deposit with reinsurers                                  30,483
    Total assets                                                        35,868
    Universal life contract liabilities                                 31,986
    Total debt                                                              87
    Shareholders' equity                                                 1,755



Results of Operations

Year Ended December 31, 1997 and Year Ended December 31, 1996

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                                    Year Ended December 31,
                                                   1997                 1996
                                               ----------            --------
Insurance services                             $3,610,675            $ 346,968
Investment services                             2,373,388            1,522,613
Other                                              24,432               15,911
                                               ----------          -----------

Total revenues                                 $6,008,495           $1,885,492
                                               ==========           ==========

         Total revenues increased 219% from $1,885,492 for the year 1996 to $6,008,495 during 1997. The increase included a $850,775 (56%) increase in investment services revenues, resulting from additional representatives, revenues generated from the business of Rushmore Advisors and favorable equity markets during 1997; a $247,368 (71%) decrease in insurance services revenues from agency operations due to the receipt, in 1996, of back commissions in the amount of $156,000 as a result of a one-time settlement of litigation; and $3,516,749 from the consolidated operations of Rushmore Life following its acquisition in full in April 1997. The revenues of Rushmore Life included $1,957,105 net premium income, representing Rushmore Life's quota share of policy premiums received under coinsurance agreements and $1,553,970 net investment income of Rushmore Life. Excluding the revenues of Rushmore Life, the comparable revenues increased 32% from $1,885,492 to $2,491,746. Revenues from insurance services from the operations of Rushmore Agency historically are not a large amount, because the bulk of commissions from insurers on sales of insurance proceeds are received directly from the insurers to the agents and do not pass through Rushmore.

Expenses

         Investment services expenses increased 54% from $1,325,279 to $2,040,267 primarily due to commissions paid to representatives of $1,928,500 during 1997 compared with $1,241,476 for 1996. The increase corresponded to the growth in revenues. Commissions paid as a percentage of commission revenue increased from 83% in 1996 to 87% in 1997. That increase can be attributed to a slightly higher proportion of internally generated commissions in 1996. Direct overhead associated with investment services increased 33% from $83,803 to $111,767, primarily due to the net premium on an errors and omissions insurance policy implemented in 1997, offset by increased collections from representatives for their share of such premiums.

         Insurance services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In years prior to 1997, insurance services expenses included only the loss (or income) of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included an equity in subsidiary loss of $19,264, whereas the next nine months included the consolidated operations of Rushmore Life, including expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $613,312, amortization of deferred acquisition costs of $502,949, amortization of present value of future profits of $392,581 and other insurance company expenses of $813,823. Rushmore Life recorded a net loss of $75,842 for the first quarter of 1997 and net income of $429,059 during the last nine months of the year. This improvement was the result of lower death benefits and an experience rated refund from a reinsurer of approximately $400,000. Deferred acquisition costs are recorded for purposes of generally accepted accounting principles as an asset consisting of the commissions and other costs of underwriting a new insurance policy and are amortized over the life of the policy. Such payments are treated as an expense under statutory accounting principles applicable to insurance companies, resulting in differing earnings patterns. The present value of future profits was actuarially determined as of the date of acquisition of Rushmore Life based on the expected future earnings of those policies. That value is being amortized with interest as those earnings emerge. During the year 1997 the average credited interest rates on outstanding universal life policies was 5.22% as compared to 5.69% for the year 1996.

         General and administrative expenses increased 53% from $663,172 to $1,012,491 due to staff increases and office relocation expenses in 1997.

         In May 1997 the Company commenced a private placement of common stock to raise operating capital. Such offering closed in November 1997, and the Company sold 175,758 shares at a price of $1.92 per share. Because of the proximity of the closing to the Company's initial public offering and because employees and independent agents were among the purchasers of the common stock, the Company recorded a one-time expense for stock-based compensation in the fourth quarter of 1997 in the amount of $300,533.

Operating income (loss)

         The Company's operating income for the year 1997 of $313,275 represents an increase of $429,127 from the loss of $115,852 for the year 1996. The Company's net loss applicable to common shareholders for the year 1997 decreased $1,699 from $180,778 or $0.13 per share to $179,079 or $0.10 per share. The net loss in 1997 included $16,283 of preferred dividends paid compared to $9,887 in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues.

     Revenues  increased 85% from  $1,019,662 in 1995 to $1,885,492 in 1996. The primary component of revenues in both years was commissions and other income from investment services (84% of revenues in 1995 and 81% of revenue in 1996). The increase during 1996 included a 78% increase in investment services, and a 129% increase in insurance services. The growth in revenue was due to an increase in producing representatives, more favorable market conditions, and the settlement proceeds described above.

     Expenses.

     Investment services expenses included commissions paid to representatives, which increased 74% from $713,308 to $1,241,476, resulting from increased sales of securities. Commission expense as a percentage of commission revenue was 83% in 1996 and 83% in 1995. Direct overhead increased 13% from $74,058 to $83,803 due primarily to licensing fees to expand operations to additional states.

     Insurance services expense in both years consisted solely of the equity in subsidiary loss, which decreased 61% from $33,184 to $12,893.

     General and administrative expenses increased 54% from $430,551 to $663,172 due to legal fees and expenses associated with litigation and increases in staff.

     Operating Loss.

     Operating loss decreased 50% from $231,439 to $115,852. The Company's net loss applicable to common shareholders decreased 16% from $216,065 or $0.18 per share in 1995 to $180,778 or $0.13 per share in 1996. Net loss in 1996 of $180,778 included a loss from discontinued operations of $50,504 and preferred dividends paid of $9,887 compared to income from discontinued operations of $24,207 and preferred dividends paid of $5,844 in 1995.

Discontinued Operations

     The Company experienced net losses totaling $61,925 during the four years ended December 31, 1997 from its mortgage lending operation, which was discontinued in March 1997. The revenues and expenses of such operations are combined and reflected as a loss from discontinued operations.

Liquidity

     Cash Flows from Operating Activities. The Company's net loss of $162,796 for the year ended December 31, 1997 was increased by non-cash expenses consisting of depreciation ($32,361), loss from equity investment ($19,214) and stock-based compensation ($300,533) and offset by various cash flow adjustments aggregating a net use of cash in the amount of $326,762 to yield a net cash flow used by operating activities in the amount of $137,400.

     Cash Flows From Investing Activities. Cash flow from investing activities during the year ended December 31, 1997 was a positive $1,102,445 due to cash received in the acquisition of Rushmore Life of $1,181,143, reduced by capital expenditures of $56,561 and loans to affiliates of $21,340.

     Cash Flows from Financing Activities. During the year ended December 31, 1997, the Company raised $357,355 from the sale of Common Stock and acquired 82,062 shares of the Company's common stock at a cost of $78,881. The remaining changes in both periods resulted from loan principal payments, additional borrowings and dividends.

     Credit Facilities and Resources. The Company's cash and cash equivalents at December 31, 1997 was $1,218,362, of which $1,080,209 is held by Rushmore Life and is not immediately available to the Company for operating needs. The Company is entitled to receive monthly management fee payments from Rushmore Life equal to $14,000 plus expenses directly attributable to Rushmore Life. The Company believes that the proceeds of the Offering and revenues from operations during 1998 will be adequate to meet its cash needs for at least the next twelve months.

     The Company has historically grown through acquisitions and will continue to review companies for possible acquisition. Any such future acquisitions will be financed through Company securities or new sources of funding, although certain proceeds of the initial public offering may be applied to fund acquisitions if they are not otherwise required to meet the Company's basic cash needs.

Initial Public Offering and Use of Proceeds

     The Company completed its initial public offering of its common stock in April 1998, in which it sold 815,341 shares of Common Stock at $5.50 per share (total of $4,484,375). The proceeds of such offering have been applied or allocated in the following manner:


                         Use of Proceeds Through June 1, 1998



Offering costs
     Underwriters fee                                                                       $    358,750
     Legal fees                                                                                  188,442
     Accounting                                                                                  116,377
     Printing                                                                                     96,481
     Other                                                                                       144,794
Contribution to Rushmore Life                                                                    300,000
Repayment of payable to Rushmore Life                                                            381,825
Repayment of collateral loan to Rushmore Life                                                     83,693
Repayment of note                                                                                 41,657
Contribution to Rushmore Securities                                                               98,200
Contribution to Rushmore Agency                                                                   31,000
Contribution to Rushmore Advisors                                                                 15,000
General working capital                                                                          242,174
                                                                                            ------------
Disposition of proceeds through June 1, 1998                                                   2,098,393
Planned contribution to Rushmore Agency to support the addition of new
   agents through internal growth and acquisition                                              1,338,989
Planned contribution to Rushmore Securities to support the addition of new
   representatives through internal growth and acquisitions                                      514,996
Planned contribution to Rushmore Advisors to support the addition of
   marketing and advisory personnel                                                              411,997
Leasehold improvements, equipment and software                                                   120,000
Total                                                                                        $ 4,484,375
                                                                                            ============

Recent Accounting Pronouncements

     Set forth below are recent accounting pronouncements which may have a future effect on the Company's operations. These pronouncements should be read in conjunction with the significant accounting policies which the Company has adopted that are set forth in the Company's Notes to Consolidated Financial Statements.

     The American Institute of Certified Public Accountants issued a Statement of Position (SOP) 97-3, "Accounting by Insurance and Other enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance related assessments. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not anticipate that this SOP will have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 14, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

     In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

Item 7.  Financial Statements

     Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                                                        Page
                                                                                                        ----

 Independent Auditors' Report                                                                            F-1
 Independent Auditors' Report                                                                            F-2
 Independent Auditors' Report                                                                            F-3
Consolidated  Balance Sheet - December 31, 1997                                                          F-4
Consolidated Statements  of  Income  for the  Years  Ended  December  31,  1997  and  1996               F-5
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 1997 and 1996                                                                             F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996                     F-7
Notes to Consolidated financial Statements                                                               F-9



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Rushmore Financial Group, Inc.:


We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Rushmore Securities Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 1 percent and total revenues constituting 37 percent in 1997 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Rushmore Securities Corporation, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                               KPMG PEAT MARWICK LLP


June 2, 1998

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Rushmore Securities Corporation

We have audited the statement of financial condition of Rushmore Securities Corporation, as of December 31, 1997, and the related statements of income, changes in stockholder's equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rushmore Securities Corporation, as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                  CHESHIER & FULLER, L.L.P.
Dallas, Texas
February 6, 1998,
except for note 8 of such
financial statements for
which the date is
February 17, 1998

                          Independent Auditor's Report



To the Board of Directors and Stockholders of Rushmore Financial Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Rushmore Financial Group, Inc. and Subsidiaries (formerly Rushmore Capital Corporation) for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the consolidated statements of income, shareholders' equity and cash flows provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, shareholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Rushmore Financial Group, Inc. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              CHESHIER & FULLER, L.L.P.

Dallas, Texas
October 10, 1997



                 RUSHMORE FINANCIAL GROUP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1997


                                     Assets

Investments:
  Cash and cash equivalents                                                    $  1,218,362
  Amounts on deposit with reinsurer                                              30,483,274
  Equity securities available for sale                                                  687
                                                                               ------------
     Total investments                                                           31,702,323

Deferred policy acquisition costs                                                 2,295,697
Present value of future profits                                                     763,327
Notes, accounts receivable and uncollected premiums                                 464,588
Prepaid expenses and deposits                                                        80,098
Equipment, net of accumulated depreciation                                          110,877
Goodwill                                                                            255,060
Other assets and intangibles                                                        196,341
                                                                               ------------
     Total Assets                                                              $ 35,868,311
                                                                               ============


                      Liabilities and Shareholders' Equity

Liabilities:
  Future policy benefits                                                       $     86,192
  Universal life contract liabilities                                            31,899,928
  Claims payable                                                                    308,866
  Notes payable                                                                      87,295
  Deferred federal income taxes                                                     323,156
  Due to reinsurers                                                                 995,883
  Accrued expenses and other liabilities                                            411,937
                                                                               ------------
     Total Liabilities                                                           34,113,257


Shareholders' equity:
  Preferred stock - 9% cumulative preferred stock, $10 par value, 4,300 shares
    issued and outstanding                                                           43,000
  Preferred stock - Series A cumulative preferred stock, $10 par value, 13,792
    shares issued and outstanding                                                   137,920
  Common stock - $0.01 par value.  10,000,000 shares authorized, 2,187,016
    shares issued and outstanding                                                    21,870
  Common stock subscribed 4,567 shares at $1.92                                          46
  Additional paid-in capital                                                      2,486,244
  Treasury stock, 81,980 shares, at cost                                            (78,881)
  Retained earnings (deficit)                                                      (694,042)
  Unrealized losses on equity securities available for sale                            (110)
  Shareholder/affiliate loans:
  Common stock subscriptions receivable                                              (8,769)
  Shareholder loans                                                                (102,460)
  Receivable from affiliates                                                        (49,764)
                                                                               ------------
     Total shareholders' equity                                                   1,755,054
                                                                               ------------
     Total liabilities and shareholders' equity                                $ 35,868,311
                                                                               ============


          See accompanying notes to consolidated financial statements.


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 For the years ended December 31, 1997 and 1996


                                                                                  1997          1996
                                                                               ----------    ----------

Revenue:
  Revenue from insurance services:
   Insurance policy income                                                    $ 1,957,105    $      --
   Net investment income                                                        1,553,970           --
   Agent management fee                                                            99,600        346,968
  Revenue from investment services:
   Commissions and fees                                                         2,218,888      1,493,908
   Asset management                                                               154,500         28,705
  Other                                                                            24,432         15,911
                                                                              -----------    -----------
     Total revenues                                                             6,008,495      1,885,492
                                                                              -----------    -----------
Expenses:
  Insurance services expenses:
    Other insurance services expenses                                             813,823           --
    Policyholder benefits                                                         613,312           --
    Amortization of deferred policy acquisition costs                             502,949           --
    Amortization of present value of future profits                               392,581           --
    Equity in losses of subsidiary                                                 19,264         12,893
  Investment services expenses:
    Commission expense                                                          1,928,500      1,241,476
    Other investment services expenses                                            111,767         83,803
  General and administrative                                                    1,012,491        663,172
  Stock based compensation                                                        300,533           --
                                                                              -----------    -----------
     Total expenses                                                             5,695,220      2,001,344
                                                                              -----------    -----------
     Operating income (loss)                                                      313,275       (115,852)
Interest expense                                                                    7,156          4,535
                                                                              -----------    -----------
     Income (loss) from continuing operations
      before income taxes                                                         306,119       (120,387)
Provision for income taxes                                                        438,770           --
Income (loss) from continuing operations                                         (132,651)      (120,387)
Discontinued operations, net                                                      (30,145)       (50,504)
                                                                              -----------    -----------
     Net income (loss)                                                        $  (162,796)   $  (170,891)
                                                                              ===========    ===========
Income (loss) from continuing operations applicable to
  common shareholders (notes 2 and 10)                                        $  (148,934)   $  (130,274)
                                                                              ===========    ===========
Net income (loss) applicable to common shareholders (notes 2 and 10)          $  (179,079)   $  (180,778)
                                                                              ===========    ===========

Basic and diluted:
  Income (loss) from continuing operations per share of common stock, after
  dividends on preferred stock (notes 2 and 10)                               $      (.08)   $      (.09)
                                                                              ===========    ===========
  Net income (loss) per share of common stock, after dividends on
  preferred stock (notes 2 and 10)                                            $      (.10)   $      (.13)
                                                                              ===========    ===========
  Weighted average common shares outstanding                                    1,821,327      1,376,777
                                                                              ===========    ===========


                See accompanying notes to consolidated financial statements.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                 For the years ended December 31, 1997 and 1996
                                                                                                                      Unrealized
                                                                                                                         gains
                                                                                                                         (losses)
                                                                                                                          on equity
                                                                          Common          Additional     Retained         securities
                                                                          stock            paid-in       earnings
                                               Preferred      Common                                                      available
                                                stock          stock      subscribed       capital      (deficit)           for sale
                                              -----------   -----------   ----------     ------------   -----------    -------------

Balance, December 31, 1995                    $    65,920   $    13,245   $      --      $   674,988    $  (360,355)          --
Preferred stock issued, 11,500 shares             115,000          --            --             --             --             --
Common stock issued 94,776 shares                    --             948          --          135,232           --             --
Common stock subscribed, 17,593 shares               --            --             176         26,214           --             --
Preferred stock dividends paid                       --            --            --           (9,887)          --             --
Stock subscriptions receivable                       --            --            --             --             --             --
Loans and advances to officers/shareholders          --            --            --             --             --             --
Receivable from affiliates                           --            --            --             --             --             --
Net (loss)                                           --            --            --             --         (170,891)          --
                                              -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1996                        180,920        14,193           176        826,547       (531,246)          --
Common stock issued, 104,775 shares                  --           1,048          --          118,981           --             --
Common stock issued for purchase of
Rushmore Life 534,187 shares
                                                     --           5,342          --        1,020,297           --             --
Common stock issued for stock based
compensation 128,761 shares
                                                     --           1,287          --          554,193           --             --
Common stock subscribed, 4,567 shares                --            --              46          8,723           --             --
Treasury stock acquired                              --            --            --             --             --             --
Unrealized gains (losses)                            --            --            --             --             --             (110)
Preferred stock dividends paid                       --            --            --          (16,283)          --             --
Stock subscriptions receivable                       --            --            (176)       (26,214)          --             --
Loan and advances to officers/shareholders           --            --            --             --             --             --
Receivable from affiliates                           --            --            --             --             --             --
Net (loss)                                           --            --            --             --         (162,796)          --
                                              -----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1997                    $   180,920   $    21,870   $        46      2,486,244    $  (694,042)   $      (110)
                                              ===========   ===========   ===========    ===========    ===========    ===========

                                                               Shareholder/

                                                 Treasury       affiliate
                                                   stock         loans           Total
                                               -----------    -------------  -----------

Balance, December 31, 1995                     $      --      $   (46,202)   $   347,596
Preferred stock issued, 11,500 shares                 --             --          115,000
Common stock issued 94,776 shares                     --             --          136,180
Common stock subscribed, 17,593 shares                --             --           26,390
Preferred stock dividends paid                        --             --           (9,887)
Stock subscriptions receivable                        --          (26,389)       (26,389)
Loans and advances to officers/shareholders           --          (52,304)       (52,304)
Receivable from affiliates                            --          (14,758)       (14,758)
Net (loss)                                            --             --         (170,891)
                                               -----------    -----------    -----------
Balance, December 31, 1996                            --         (139,653)       350,937
Common stock issued, 104,775 shares                   --             --          120,029
Common stock issued for purchase of
Rushmore Life 534,187 shares
                                                      --             --        1,025,639
Common stock issued for stock based
compensation 128,761 shares
                                                      --             --          555,480
Common stock subscribed, 4,567 shares                 --             --            8,769
Treasury stock acquired                            (78,881)          --          (78,881)
Unrealized gains (losses)                             --             --             (110)
Preferred stock dividends paid                        --             --          (16,283)
Stock subscriptions receivable                        --           17,619         (8,771)
Loan and advances to officers/shareholders            --           (3,954)        (3,954)
Receivable from affiliates                            --          (35,005)       (35,005)
Net (loss)                                            --             --         (162,796)
                                               -----------    -----------    -----------
Balance, December 31, 1997                         (78,881)      (160,993)   $ 1,755,054
                                               ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the years ended December 31, 1997 and 1996


                                                                                        1997            1996
                                                                                        ----            ----

Cash flows from operating activities:
    Net (loss)                                                                     $  (162,796)   $  (170,891)
    Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
        Depreciation and amortization                                                   32,361         13,859
        Loss from equity investment                                                     19,264         12,893
        Stock based compensation                                                       300,533           --
        Change in  assets  and  liabilities  net of  effects  from  purchase  of
          Rushmore Life:
             (Increase) decrease in assets:
               Notes, accounts receivable and uncollected premiums                     (91,234)       (28,262)
               Prepaid expenses and deposits                                           (63,079)          (602)
               Deferred policy acquisition costs                                      (229,503)          --
               Present value of future profits                                         392,581           --
               Amounts on deposit with reinsurer                                    (2,694,507)          --
             Increase (decrease) in liabilities:
               Accrued expenses and other liabilities                                  139,352         96,335
               Due to reinsurers                                                       837,607           --
               Future policy benefits                                                   (5,184)          --
               Universal life contract liabilities                                     696,520           --
               Claims payable                                                          103,650           --
               Deferred federal income taxes                                           587,035           --
                                                                                   -----------    -----------
                      Net cash flows used by operating activities                     (137,400)       (76,668)
                                                                                   -----------    -----------
Cash flows from investing activities:
    Loans to officers and affiliate                                                    (21,340)       (55,754)
    Purchase of equipment                                                              (56,561)       (26,749)
    Cash acquired in acquisition of Rushmore Life, net of cash paid                  1,181,143           --
    Purchase of equity securities available for sale                                      (797)          --
                                                                                   -----------    -----------
                      Net cash flows provided (used) by investing activities         1,102,445        (82,503)
                                                                                                  -----------
Cash flows from financing activities:
    Proceeds from sale of common stock, net of prepaid offering cost                   357,355        136,180
    Proceeds from sale of preferred stock                                                 --          115,000
    Other assets and intangibles                                                      (189,883)        (2,890)
    Purchase of treasury stock                                                         (78,881)          --
    Preferred stock dividends paid                                                     (16,283)        (9,887)
    Borrowings under term loans                                                         63,271         20,000
    Payments on term loans                                                                --          (29,008)
                                                                                   -----------    -----------
                      Net cash flows provided by financing activities                  135,579        229,395
                                                                                   -----------    -----------


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                                       1997         1996
                                                       ----         ----

Change in cash and cash equivalents                  1,100,624       70,224
Cash and cash equivalents at beginning of year         117,738       47,514
                                                                 ----------
Cash and cash equivalents at end of year            $1,218,362   $  117,738
                                                                 ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                          $    5,455   $    4,503
                                                    ==========   ==========
    Cash paid for income taxes                      $   47,702         --
                                                    ==========   ==========




          See accompanying notes to consolidated financial statements.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)    The Companies

       Rushmore Financial Group, Inc. and Subsidiaries (the "Company"), was incorporated as Dominion Associates Corporation in September 1990, and in 1991 it began doing business as an independent marketing company. The Company has since evolved as a holding company of the financial services companies described below, which offer insurance and investment products to clients through a network of agents and representatives.

       Rushmore Securities Corporation ("Rushmore Securities"), a wholly-owned subsidiary of the Company, was incorporated in July 1980 as Ken Davis Securities, Inc. Rushmore Securities is registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD"). Licensed registered representatives offer clients a variety of investments, including stocks, bonds, mutual funds, variable annuities and public and private limited partnerships. Rushmore Securities is a "fully disclosed introducing broker-dealer," which means that it does not hold any customer funds or securities or have a seat on any stock exchange. It "clears" its securities trades through Southwest Securities, Inc. and First Southwest Company, which hold customer funds and securities and execute trades for such transactions. The clearing broker-dealers receive a portion of the gross commissions as compensation for handling such transactions.

       Rushmore Life Insurance Company ("Rushmore Life"), a wholly-owned subsidiary of the Company, was incorporated January 27, 1989 as First Financial Life Insurance Company. Rushmore Life is licensed to conduct the business of reinsurance by the state of Arizona. Rushmore Life coinsurers up to a 50% interest in the policies written through representatives of Rushmore Agency that are issued by life insurance companies that have entered into modified coinsurance agreements with Rushmore Life. The Company acquired Rushmore Life on April 8, 1997 in a transaction described in note 4.

       Rushmore Financial Corporation ("RFC") was organized in 1993 as a wholly-owned subsidiary. The primary business of RFC was offering consumer lending services, including first mortgage loans, real estate loans, private mortgage acquisitions and other services through its national marketing agreements with a number of national lenders. The business of this subsidiary was discontinued in 1996 and its net results of operations are set forth in "loss from discontinued operations." On March 3, 1997, the Company sold RFC for $10 and the resulting loss on sale is set forth in loss from discontinued operations. This event did not have a material adverse effect on the financial position or results of operations of the Company.

       Rushmore Investment Advisors, Inc. ("Rushmore Advisors"), was organized in 1996 as a wholly - owned subsidiary. The business of Rushmore Advisors is to provide fee-based investment advice and funds management to customers of the Company. Rushmore Advisors is registered as an investment adviser with the Securities and Exchange Commission and the Texas Securities Board. Rushmore Advisors offers both

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       discretionary and nondiscretionary management of customer accounts, but does not hold custody of customer funds.

       Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency offers life, health, and disability insurance and annuities through a network of agents. Rushmore Agency is 100% owned by D.M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency is not consolidated in these financial statements.

(2)    Summary of Significant Accounting Policies

       (a)    Consolidation Policy
              --------------------

              The accompanying consolidated financial statements include the accounts of Rushmore Financial Group, Inc. and its subsidiaries, Rushmore Securities, RFC, Rushmore Advisors and Rushmore Life in 1997. All significant intercompany transactions have been eliminated in consolidation.

       (b)    Accounting Method
              -----------------

              The Company uses the accrual method of accounting. All income is recorded when earned, and all expenses are recorded when incurred. Securities transactions and related commission revenue and expense are recorded on a trade date basis. Rushmore Life maintains its accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In the accompanying financial statements, such accounts have been adjusted to conform with generally accepted accounting principles.

       (c)    Equity Investment
              -----------------

              As of December 31, 1996, the Company owned approximately 25% of the outstanding common stock of First Financial Life Companies, Inc. ("FFLC"). FFLC owned 100% of the common stock of First Financial Life Insurance Company ("FFLIC"), an Arizona based domestic life and disability reinsurance company. The investment in Rushmore Life prior to 1997 is accounted for using the equity method and the Company's proportional share of any intercompany profits or losses are eliminated.

              On April 8, 1997, the Company acquired the remainder of FFLC, which was consolidated at that time (see note 4).

       (d)    Investments
              -----------

              Short-term investments, which consist of certificates of deposit purchased with maturities of less than three months, are reflected at amortized cost, which approximates estimated fair value. All short-term investments are considered to be cash equivalents.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





              The  Company  has  adopted  Statement  of  Financial    Accounting
              Standards No. 115, which prescribes accounting for certain debt and equity securities.

       (e)    Deferred Policy Acquisition Costs
              ---------------------------------

              Costs which vary with and which are directly related to the acquisition of new business have been deferred to the extent that such costs are deemed recoverable through future revenues. These costs primarily include commissions and allowances. For universal life, such costs are amortized generally in proportion to the present value (principally using the assumed credit rate) of expected gross profits. This amortization is adjusted retrospectively when the insurance subsidiary revises its estimates of current or future gross profits to be realized from a group of policies. For traditional products, such costs are amortized with interest over the premium-paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. Anticipated investment income is considered in the determination of recoverability of deferred policy acquisition costs.

       (f)    Present Value of Future Profits
              -------------------------------

              The present value of future profits represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest, based on credited rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $392,581 at December 31, 1997.

       (g)    Future Policy Benefits
              ----------------------

              The liability for future policy benefits of long-term duration contracts has been computed by the net level premium method based on estimated future investment yield, mortality, morbidity, and withdrawal experience. Reserve interest assumptions are based on amounts guaranteed in the Modified Coinsurance Treaty. Mortality, morbidity, and withdrawal assumptions reflect the experience of the life insurance subsidiary modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions vary by plan, year of issue, and duration.

       (h)    Universal Life Contract Liabilities
              -----------------------------------

              With respect to universal life contracts, the insurance subsidiary utilizes the retrospective deposit accounting method. Contract liabilities include the accumulated fund balances of such policies and represent the premiums received plus accumulated interest, less mortality and administration charges.

              Contract liabilities also include the unearned revenue reserve which reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges on

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




              universal life products. These excess charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

       (i)    Recognition of Premium Revenue and Related Expenses
              ---------------------------------------------------

              Traditional life insurance premiums are recognized as revenue over the premium-paying period. Future policy benefits and policy acquisition costs are associated with the premiums as earned by means of the provision of future policy benefits and amortization of deferred policy acquisition costs.

              Revenues for universal life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policy holder account balances and benefit claims incurred in excess of policyholder account balances.

       (j)    Policy and Contract Claims
              --------------------------

              Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts.

       (k)    Reinsurance
              -----------

              In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid over such limits. This is done by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts.

              The Company reports assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

       (l)    Property and Equipment
              ----------------------

              Property and equipment are recorded at cost. Depreciation is provided on the accelerated method over the estimated useful lives of the assets ranging from 5 to 10 years. Expenditures for maintenance and repairs are charged against income in the year in which they are incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (m)    Income Taxes
              ------------

              Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The Company's consolidated tax return does not include Rushmore Life as Rushmore Life files a separate tax return.

       (n)    Authorized Shares
              -----------------

              On April 5, 1997 the shareholders of the Company voted to amend the Articles of Incorporation to increase the authorized shares of common stock from 4,000,000 to 20,000,000. On October 23, 1997 the Articles of Incorporation were amended to decrease the number of authorized shares to 10,000,000 shares and the outstanding shares were split 1 for 2. All shares presented in these financial statements and earnings per share calculations are retroactively stated to reflect the capital structure changes through October 23, 1997.

       (o)    Net Income (Loss) per Common Share
              ----------------------------------

              In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 revised the previous calculation methods and presentations of earnings per share. The statement requires that all prior period earnings per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required by the statement. The effect of adopting SFAS No. 128 was not material to the Company's prior period earnings per share data. The previously reported amounts for earnings per share were restated using basic earnings per share and diluted earnings per share.

              Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). Stock options to purchase common stock outstanding for the years ended December 31, 1997 and 1996 were not included in the computation of diluted income (loss) per share because of the net loss for the years ended December 31, 1997 and 1996 and as such were considered antidilutive.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




              The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the years 1997 and 1996:


                                                                          1997                1996
                                                                          ----                ----


Income (loss) from continuing operations:                           $   (132,651)         $   (120,387)
Less dividends on preferred stock                                        (16,283)               (9,887)
                                                                     -----------
Income (loss) from continuing operations applicable
    to common shares, basic and diluted                                 (148,934)             (130,274)
Less discontinued operations                                             (30,145)              (50,504)
                                                                     -----------          ------------
Net loss applicable to common shares basic and diluted              $   (179,079)         $   (180,778)
                                                                     ===========          ============

Weighted average number of common shares
    outstanding - basic and diluted                                    1,821,327             1,376,777
                                                                     ===========          ============



       (p)    Use of Accounting Estimates
              ---------------------------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

       (q)    Reclassification
              ----------------

              Certain 1996 balances have been reclassified to conform with the 1997 presentation.

(3)    Industry Segment Information
       ----------------------------

       The  following   summarizes  the  Company's   industry  segment  data  of
       identifiable assets as of December 31, 1997:


Identifiable assets:
    Investment services                                      $      185,750
    Insurance services                                           35,131,341
    Other                                                           551,220
                                                               ------------
        Total assets per consolidated balance sheet          $   35,868,311
                                                               ============

(4)    Acquisition
       -----------

       On April 8, 1997 the Company acquired the remaining 74.6% of FFLC for 534,187 shares of common stock and cash of $137,900. This acquisition has been accounted for as a purchase. On November 12, 1997, FFLIC's name was changed to Rushmore Life Insurance Company.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       All assets and liabilities have been adjusted to fair value for the remaining 74.6% purchase of FFLC. Unaudited balance sheet information for FFLC at fair value, on the date of acquisition is as follows:


Assets:
    Cash and short-term investments                              $   1,319,043
    Amounts on deposit with reinsurer                               27,788,767
    Deferred policy acquisition costs                                2,066,194
    Present value of future profits                                  1,155,908
    Notes, accounts receivable and uncollected premiums                318,640
    Equipment                                                            6,571
    Deferred federal income taxes                                      263,879
                                                                  ------------
                  Total assets                                      32,919,002

Liabilities and shareholders' equity:
    Future policy benefits                                              91,376
    Universal life contract liabilities                             31,203,408
    Claims payable                                                     205,216
    Due reinsurer                                                      158,296
    Accrued expenses and other liabilities                             129,765
                                                                  ------------
                  Total liabilities                                 31,788,061
                                                                  ------------
Net assets at fair value                                         $   1,130,941
                                                                 =============

       The excess of the purchase price for the remaining 74.6% of FFLC of approximately $1,163,539 was allocated to goodwill in the amount of approximately $263,000 and is being amortized over 30 years.

       The unaudited pro forma consolidated net loss for the Company for the years ended December 31, 1997 and 1996 as if the transaction occurred on January 1 of the respective years was $(56,000) and $(275,000), respectively:

(5)    Net Capital Requirements
       ------------------------

       Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, Rushmore Securities is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis.

       At December 31, 1997, Rushmore Securities had net capital of approximately $93,480 and net capital requirements of $5,457. Rushmore Securities' ratio of aggregate indebtedness to net capital was 0.88 to 1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1.

(6)    Concentration Risk
       ------------------

       At December 31, 1997, and at various other times throughout 1997, the Company had cash balances in excess of federally insured limits. Cash accounts in banks are insured by the FDIC for up to $100,000. The amount exceeding the insured limit was approximately $100,000 at December 31, 1997.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(7)    Reinsurance
       -----------

       Substantially all of the Company's consolidated business activity is the result of modified coinsurance treaties entered into with Conseco Life Insurance Company ("CLIC"), a subsidiary of Conseco, Inc. ("LPG") and Southwestern Life Insurance Company ("SWL"), a subsidiary of Southwestern Life Corporation ("SLC"). Under the terms of the agreements, Rushmore Life assumes a quota share risk on all policies which are issued by CLIC and SWL as a result of applications submitted by agents affiliated with the Company. The quota share the Company percentage falls between 33-1/3% and 50% of on all business submitted. Because the treaties are on the basis of modified coinsurance, CLIC and SWL establish 100% of the reserves required to be held by the various state insurance regulatory authorities. Rushmore Life, in turn, deposits with CLIC and SWL an amount equal to its quota share of the reserves. CLIC and SWL pay Rushmore Life interest on the deposits at the investment rate assumed in the pricing of each product. These deposits are included in the amounts on deposit with reinsurer account balance in the financial statements. Although Rushmore Life is credited with interest based on the reserve deposits, the legal owners of the assets are CLIC and SWL, not Rushmore Life. The universal life contract liabilities recorded on the consolidated balance sheet at December 31, 1997 also include amounts that have been assessed to compensate the Company for services to be performed in the future. Such amounts are not earned in the period assessed. Such unearned revenue amounts are recognized in income over the period benefited using the same assumptions and factors used to amortize deferred acquisition costs. Amounts that are assessed against the policyholder balance as consideration for origination of the contract, often referred to as initiation or front-end fees, are unearned revenues. At December 31, 1997, unearned revenue reserves included in universal life contract liabilities were $1,159,039.

       For the year ended December 31, 1997 the Company assumed statutory premiums of approximately $7,507,000 and paid approximately $1,821,000 in retroceded premiums.

       CLIC, Conseco Inc. (CLIC's parent), SWL and Facilities Management Installation ("FMI") provide all necessary functions to fully process, administer, and account for the insurance business of Rushmore Life. For the year ended December 31, 1997, Rushmore Life paid these companies for such services and policy maintenance as follows:


               Conseco, Inc. fees                             $ 206,312
               FMI fees                                          20,379
               MGL & SWL policy maintenance fees                301,972

       Rushmore Life has set its retention limit for acceptance of risk on life insurance policies at $25,000. Risk in excess of the $25,000 limit is reinsured back to CLIC and SWL pursuant to certain reinsurance agreements. Rushmore Life pays CLIC and SWL to reinsure the excess risk according to mortality schedules which are contained in the reinsurance agreements. Rushmore Life paid CLIC and SWL approximately $1,821,000 reinsurance costs for the year ended December 31, 1997. CLIC has ceded to Rushmore Life Company approximately $916,976,000 of insurance in force as of December 31, 1997. Pursuant to the reinsurance agreements with CLIC Rushmore Life has in turn retroceded approximately $516,519,000 of insurance in force to CLIC, retaining risk equal to the difference.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       SWL has ceded to Rushmore Life approximately $45,965,000 of insurance in force as of December 31, 1997. Pursuant to the reinsurance agreement with SWL, Rushmore Life has in turn retroceded approximately $30,509,000 of insurance in force to SWL, retaining risk equal to the difference.

(8)    Related Party Transactions
       --------------------------

       Management fees of $85,800 were paid to the Company by Rushmore Agency during the year 1997. At December 31, 1997 the Company had $49,764 receivable from Rushmore Agency and $903 payable to a corporation owned by Mr. Moore.

       Loans and  advances  to from  officers/shareholders  total  approximately
       $102,460. Of this amount, $24,673 is supported by notes that bear interest of 9%. The notes are payable in monthly principal and interest installments that fully amortize the loans by August 1998.

(9)    Equipment
       ---------

       The principal categories of equipment are summarized as follows:


          Computer equipment and software                          $   71,442
          Office furniture and fixtures                                81,621
          Leasehold improvements                                       10,708
                                                                     --------
             Total costs                                              163,771
          Less accumulated depreciation                                52,894
                                                                   $  110,877
                                                                   ==========

       Depreciation included in the determination of net income amounted to $19,897 and $12,586 in 1997 and 1996, respectively.

(10)   Notes Payable
       -------------

       The Company has no long-term debt at December 31, 1997.


Term notes payable of $87,295 to financial institutions consist of monthly principal and interest installments ranging from $500 to $777 bearing interest between 9% to 10.25% and maturing at various dates through April 1998. The notes are secured by certain furniture and equipment and personal guarantee of D.M. Moore, Jr.

(11)   Preferred Stock
       ---------------

       The Company has authorized 100,000 shares of preferred stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are two classes of Preferred Stock now outstanding totaling 18,092 shares or $180,920. The Board of Directors has designated an authorized class of 25,000 preferred shares, called 9% Cumulative Preferred Stock, which was sold at a price of $10 per share and an authorized class of 13,792 preferred shares, called Series A

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       Cumulative Preferred Stock which was offered at a price of $10 per share. Preferred Stock has the following rights and preferences:

              Dividends. The Company will declare and pay a 9% quarterly dividend on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been missed.

              Voting. Shares of Preferred Stock carry no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers.

              Liquidation Preference. Holders of Preferred Stock are entitled to receive a payment in the amount of $10 per share plus any accumulated but unpaid dividends in the event the Company is liquidated, before any payment is made by the Company to the holders of Common Stock with respect to their shares.

              Conversion. Shares of Preferred Stock are not convertible into any other security of the Company.

              Sinking Fund. The 9% Cumulative Preferred Stock calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Shareholders of 9% Cumulative Preferred have entered into an agreement with the Company to waive this requirement.

(12)   Commitments and Contingencies
       -----------------------------

         (a)      Leases
                  ------

         The Company leases its offices, furniture and equipment under operating leases which expire at various dates through 1999. Future minimum lease payments are as follows:


               Year ending
               December 31,
               ------------
                1998                               $ 282,564
                1999                                 282,564
                2000                                 270,588
                2001                                 144,714
                Thereafter                            51,378

              Rent expense for the year totaled approximately $158,630 and $63,215 in 1997 and 1996, respectively, and is included in general and administrative expense.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (b)    Litigation

              The Company is a party to litigation in which it alleges that the former chief executive officer of Rushmore Life failed to turn over all money, property and books and records of Rushmore Life in his possession upon his termination. In addition, the Company alleges that he overstated to the Company the value of a block of insurance business coinsured to an Insurer, resulting in an overpayment of the redemption price to him and entitling the Company to be relieved of any further obligations under the redemption agreement. In January 1998, the defendants filed a counterclaim against the Company and a third party compliant against the Company's directors, alleging that the Company breached the redemption agreement and charging the Company with oppression of a minority shareholder, tortuous interference with contract and breach of fiduciary duty. In the opinion of Company's management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial condition.

(13)   Income Taxes
       ------------

       The provision for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                                       1997              1996
                                                       ----

Current (benefit)                                   $  (148,265)     $        -
Deferred expense (benefit)                              468,175         (52,948)
Change in valuation allowance                           118,860          52,948
                                                        -------          ------
                                                      $ 438,770      $        -
                                                        =======      ==========



                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




Deferred  federal  income tax were comprised of the following at December
31, 1997:

Deferred federal income tax assets:
    Life reserves                                                        $ 10,869,375
    Accrued expenses                                                          155,289
    Net operating loss carryforward                                           181,461
    Equity investment in Rushmore Life at date of
    acquisition                                                                33,477
    Alternative minimum tax credit carryforward                                35,400
                                                                         ------------
                  Gross deferred income tax assets                         11,275,002
    Valuation allowance                                                      (214,938)
                                                                         ------------
                  Total gross deferred income tax assets                   11,060,064

Deferred income tax liabilities:
    Funds on deposit                                                      (10,364,314)
    Deferred acquisition costs                                               (757,013)
    Present value of future profits                                          (259,531)
    Due premium                                                                (2,362)
                                                                        -------------
                  Total deferred income tax liabilities                   (11,383,220)
                                                                        -------------
                  Deferred federal income taxes                         $    (323,156)
                                                                        =============

       A reconciliation of expected federal income tax expense to federal income tax expense as shown in the consolidated statements of net income (loss) is as follows:



                                                                           1997            1996
                                                                           ----            ----

Computed "expected" federal income tax expense (benefit)               $   93,831      $  (58,102)
Tax adjustments:
    Meals and entertainment                                                10,825           5,154
    Stock compensation                                                    102,181               -
    Small life company deduction                                           95,535               -
    Change in valuation allowance                                         118,860          52,948
    Other                                                                  17,537               -
                                                                        ---------

Reported federal income tax expense                                     $ 438,769               -
                                                                        =========      ==========

       The Company has net operating losses of $533,709, excluding the insurance operations of Rushmore Life which files a separate return, that may be used to offset future taxable income. These loss carryforwards expire at various dates through 2012. No tax benefit has been reported in the financial statements due to historical losses of the Company. The Company has recorded a valuation allowance to offset any deferred tax benefits arising from net operating losses and equity investment in Rushmore Life at the date of acquisition.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(14)   Deferred Policy Acquisition Costs and Present Value of Future Profits
       ---------------------------------------------------------------------

       Changes in deferred acquisition costs were as follows:


          Balance at date of acquisition                           $ 2,066,194
          Additions                                                    732,452
          Amortization related to operations                          (502,949)
                                                                   -----------
          Balance, end of year                                     $ 2,295,697
                                                                   ===========

       As part of the purchase accounting for the Company's acquisitions, a present value of future profits asset is established which represents the value of the rights to receive future profits from insurance contracts existing at the date of acquisition. Such value is the actuarially determined present value of the projected profits from the acquired policies, discounted at an appropriate rate of return.

       The methods used by the Company to value the insurance products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future profits from the acquired business, the risks inherent in realizing those profits, the rate of return the Company believes it must earn in order to accept the risks inherent in realizing profits, and determining the value of the insurance asset by discounting the expected future profits by the discount rate the Company requires.

       The discount rate used to determine such values is the rate of return required in order to invest in the business being acquired. In selecting the rate of return, the Company considered the magnitude of the risk associated with actuarial factors described in the following paragraph, cost of capital available to the Company to fund the acquisition, comparability with other Company activities that may favorably affect future profits, and the complexity of the acquired company.

       Expected future profits used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. The expected future profits derived from these assumptions combined with the contract features and guarantees are positive in early durations and negative in later durations. The initial present value of these profits is positive, while later present values are negative producing a net liability. As a result of these assumptions, the net amortization projected at December 31, 1997 for the next five years is as follows; $1,373,845, $1,135,605, $899,577, $665,458 and $415,385. Variances from original projections, whether positive or negative, are included in income as they occur. To the extent that these variances indicate that future profits will differ from those included in the original scheduled amortization of the value of the future profits, current and future amortization may be adjusted. Recoverability of the value of future profits is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       Information related to the present value of future profits for the year ended December 31, 1997 is as follows:


          Balance at date of acquisition                       $ 1,155,908
          Accretion of interest                                     33,369
          Amortization                                            (425,950)
                                                                ----------
Balance at end of year                                         $   763,327
                                                               ===========

(15)   Stock Option Plans
       ------------------

       The Company has an Incentive Stock Option Plan available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. Options for a total of 232,500 shares were granted under the plan as of December 31, 1996 and 249,999 shares as of December 31, 1997.

       The Company also has a 1997 Stock Option Plan (the "1997 Option Plan") which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

       The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.61 and $0.21, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - no expected volatility or dividend yield, risk-free interest rate of 6.495% and an expected life of 6.7 years. 1996 - no expected volatility or dividend yield, risk-free interest rate of 5.492% and an expected life of 3.5 years.

       The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:


                                                          1997         1996
                                                          ----         ----
         Net loss applicable to common shareholders:
           As reported                                  $(179,079)   $(180,778)
           Pro forma                                     (186,580)    (183,313)

         Earnings per share - basic and diluted:
           As reported                                       (.10)        (.13)
           Pro forma                                         (.10)        (.13)

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       Pro forma net earnings reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

       Stock option activity during the periods indicated is as follows:


                                                                       Weighted-
                                                                       average
                                                   Number of           exercise
                                                     shares              price
                                                     ------              -----
Balance at December 31, 1995                        $   95,000            0.20
   Granted                                              42,500            1.18
                                                      --------
Balance at December 31, 1996                        $  137,500            0.50
                                                    ==========
    Granted                                             54,499            1.79
    Exercised                                          (28,426)          (0.32)
                                                    ----------
Balance at December 31, 1997                        $  163,573            0.96
                                                    ==========

       At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.20 - $1.92 and
       2.5 years, respectively.

       At December 31, 1997 and 1996, the number of options exercisable was 148,573 and 137,500 respectively; and the weighted-average exercise price of those options was $0.86 and $0.50, respectively.

(16)   Stock Based Compensation
       ------------------------

       During 1997, 128,761 shares of common stock were issued to employees and agents at an average price per share of $1.98 and an average fair value per share of $4.31. Stock based compensation of $300,533 was recognized by the Company and is included in the consolidated statements of income for the year ended December 31, 1997.

(17)   Fair Value of Financial Instruments
       -----------------------------------

       Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments at December 31, 1997:


                                                                         Carrying          Estimated
                                                                          amount           fair value
                                                                          ------           ----------

Financial assets:
    Cash and cash equivalents                                          $   1,218,362        1,219,049
    Amounts on deposit with reinsurer                                     30,483,274       30,483,274
    Equity securities available for sale                                         687              687
    Notes, accounts receivable and uncollected premiums                      464,588          464,588
    Shareholder loans                                                        102,460          102,460
    Receivable from affiliates                                                49,764           49,764

Financial liabilities - notes payable                                         87,295           87,295


       The carrying amounts of cash and short-term investments, notes, accounts receivable and uncollected premiums, shareholder loans and receivables from affiliates approximates fair value due to the short maturity period for these financial instruments.

       The fair value of amounts on deposit with reinsurer and notes payable, approximates the carrying value due to the fact the interest rate approximates market interest rate at December 31, 1997.

       The fair value of equity securities available for sale is based on quoted market prices.

       Fair value estimates are made at a specific period in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18)   Stockholders' Equity and Restrictions
       -------------------------------------

       At December 31, 1997 substantially all the net assets of Rushmore Life cannot be transferred to the Company in the form of dividends, loans or advances. Generally, the net assets of Rushmore Life available for transfer to the Company are limited to the lesser of the Rushmore Life's net gain from operations during the preceding year or 10% of the Rushmore Life's net surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by regulatory authorities.

       Rushmore Life is domiciled in the state of Arizona, which is also the only state in which it is licensed to conduct business. On the basis of reporting as prescribed or permitted by the Arizona Department of Insurance, Rushmore Life had statutory capital and surplus of approximately $565,511 as of December

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       31, 1997 and a net loss of $477,634 for the year ended December 31, 1997. Rushmore Life maintains at least $250,000 of statutory capital and surplus in order to retain $25,000 of risk on any one issued. Arizona law prohibits an Arizona reinsurer from retaining insurance risk on any one insured in excess of 10% of its capital and surplus.

       At December 31, 1997, Rushmore Life calculated its risk-based capital ("RBC") in accordance with Arizona rules. The RBC was below the Company action level. Subsequent to December 31, 1997, the Company filed a company action plan, contributed $300,000 and repaid the affiliated receivable of approximately $381,000 that was nonadmitted at December 31, 1997, increasing Rushmore Life's capital and surplus for an amount that exceeds the Company action level for Rushmore Life.

(19)   Subsequent Event
       ----------------

       In April 1998, the Company completed its initial public offering of common stock, issuing 815,341 shares at a price of $5.50 per share for a total of $4,484,375. Total costs of the offering are expected to be $904,844.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure

         On April 29, l998, the Company appointed the accounting firm of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, and chose not to renew the engagement of Cheshier & Fuller, L.L.P., who served as the Company's independent auditors for the fiscal year ended December 31, l996. The Company's Board of Directors approved the selection of KPMG Peat Marwick LLP as new independent auditors upon the recommendation of the Company's Audit Committee. Neither management nor anyone on its behalf has consulted with KPMG Peat Marwick LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that KPMG Peat Marwick LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting auditing or financial reporting issue during the Company's two most recent fiscal years prior to engaging KPMG Peat Marwick LLP.

         The Cheshier & Fuller, L.L.P. reports on the Company's financial statements for the years ended December 31, l996 and December 31, 1995 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since January 1, 1995, the Company has not had any disagreements with Cheshier & Fuller, L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this report.

         Cheshier & Fuller, L.L.P. has furnished to the Company a letter addressed to the SEC stating that it agrees with the statements in the immediately preceding paragraph. A copy of such letter, dated May 5,1998 was filed as exhibit 1 to the Company's Form 8-K filed on May 5, 1998.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act

Management

         The executive  officers,  directors and key employees of the Company as of June 1, 1998 and their respective ages and positions are as follows:
                                                                                                     Term as
                                                                                                     Director
 Name                       Age           Position(s)                                                 Expires
-----                       ---           -----------                                                --------


D. M. (Rusty) Moore, Jr.    48            Chairman, President, Chief Executive Officer and Director    1999
James W. Clark              46            President of Rushmore Securities, Director and Secretary     2000
F. E. (Fritz) Mowery(1)     42            President of Rushmore Advisors and Director                  1998
Robert W. Hendren           44            Chief Financial Officer
Timothy J. Gardiner         43            Director                                                     1999
Mark S. Adler               44            Director                                                     2000
James Fehleison             39            Director                                                     1999
Harlan T. Cardwell, III(2)  42            Director                                                     1998
Gayle C. Tinsley            67            Director                                                     2000
William C. Keane(3)         68            Director
Charles M. Duke, Jr.(3)     62            Director



Key Employees
-------------

Christine E. Miller         60            Vice President of Administration
Howard M. Stein             49            Controller
G. A. Brunott, Jr.          48            President of Rushmore Agency
Thomas G. Coleman, Jr.      46            Vice President of Rushmore Securities
Benjamin H. Dean            35            Director of RushMAP
Richard C. Lee              32            Director of Career Partners Division
--------------------------
(1)      Will stand for reelection at 1998 Annual Meeting.
(2)      Term will expire at 1998 Annual Meeting.
(3)      Will be nominated at 1998 Annual Meeting.

         D. M. (Rusty) Moore, Jr., is the founder and has been President of the Company since its formation in 1990. Prior to that he was a senior vice president and national sales director of a large insurance and securities marketing organization.

         James W. Clark has been President of Rushmore Securities since 1991 and Secretary of the Company since 1993. He is a general securities registered principal and financial operations principal and supervises all registered representatives and branch office operations.

         F. E. (Fritz) Mowery has been President of Rushmore Advisors since January 1996. From November 1990 to September 1995, he was a senior portfolio manager with Comerica Bank-Texas, and from September 1995 to January 1996, he was President of Guardian Financial Management. He is a certified financial planner.

         Robert W. Hendren began serving as Chief Financial Officer in January 1998. Prior to that he served from October 1997 to January 1998 as an examiner for the Oklahoma Department of Insurance, from June 1997 to October 1997 as Chief Financial Officer of United Benefit Managed Care Corp. and from September 1985 to June 1997 as Chief Financial Officer of National Health Insurance Corporation. Mr. Hendren is a certified public accountant, a Fellow of the Life Management Institute and holds of bachelor of business administration degree from Oklahoma State University.

         Timothy J. Gardiner has been a director of the Company since April 1997. He has been a regional director of Managed Economics for Doctors, Inc. since 1991, a company engaged in financial planning to members of the medical profession.

         Mark S. Adler has been a director of the Company since April, 1997 and a director of Rushmore Life since 1996. He has served as President and a co-founder of A&R Associates, Inc., since 1984, a company that markets insurance and investment services to Public Safety Unions throughout California.

         Harlan T. (Tra) Cardwell, III has served as a director of the Company since April 1997. He formerly served as a loan officer for Herring Bank. He is also director of the Company's annuity division and is a certified financial planner.

         James Fehleison became a director following the closing of the Initial Public Offering. He is currently the Chief Financial Officer of First Southwest Holdings, Inc. From 1995 to 1997, he was Chief Financial Officer of the corporate services division of Fidelity Investments. From 1985 to 1995, he was Senior Vice President and Controller of Rauscher Pierce Refsnes, Inc. He is a certified public accountant.

         Gayle C. Tinsley became a director following the closing of the Initial Public Offering. He has served as a consultant to small businesses since 1988 in the areas of business and marketing plan development and capital funding. Prior to 1988, he was Vice President of Sales, Marketing and Technical Services of VMX Corporation, and is a former President and Chief Executive Officer of Docutel/Olivetti Corporation. Mr. Tinsley has held management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation.

         William C. Keane will become a director if elected at the annual meeting. He is currently retired, but has over 20 years experience in insurance and securities, serving as President of A.L. Williams Corp. and A.L. Williams Life Insurance Company for eight years, Vice President and General Manager of Massachusetts Indemnity Life, a subsidiary of Penn Corp. Financial, Inc. for approximately two years and as Senior Vice President for over ten years for National Home Life Assurance Company, a subsidiary of National Liberty Corp.

         Charles M. Duke will become a director upon his election at the annual meeting. Mr. Duke is a former astronaut who piloted the lunar module on the Apollo 16 mission on April 16-27, 1972. For the last sixteen years, he has been engaged in personal investments and travels as a speaker. He has been President of Charlie Duke Enterprises, Inc., a video productions and sales company, since January 1989.

         Christine E. Miller has served as Vice President of Administration of the Company since February 1992 and has been employed by the Company since its inception.

         Howard M. Stein has served as Controller and Chief Financial Officer of the Company since February 1995. Prior to joining the Company, he was a Controller for First Gibraltar Bank and FTS Life Insurance Agency, Inc. He is a certified public accountant in the State of Texas.

         G.A. (Chip) Brunott, Jr. has served as President of Rushmore Agency since January, 1996 and as director of marketing from 1993 to 1996. He has a background in retail sales, small business management and church and ministry organization.

         Thomas G. Coleman, Jr. has served as Vice President of Rushmore Securities in charge of its discount brokerage division since February, 1994. Prior to that he was a registered representative with Ellsworth Investments, Inc. Mr. Coleman is a certified public accountant.

         Benjamin H. Dean has served as director of RushMAP since July 1996. Prior to that he was manager of advisory services for 1st Global Capital Corp. Mr. Dean is a certified financial planner.

         Richard C. Lee has served as director of Rushmore Agency's Career Partners Division since April 1997. Prior to that, he served as President of ASA Promotions from 1989 to 1996, a specialty advertising and promotions firm for the telecommunications industry.

Committees of Directors

         The Board of Directors has the following committees:

                  Committee                 Members
                  ---------                 -------

                  Executive                 D. M. Moore, Jr. - Chairman
                                            James W. Clark
                                            F. E. Mowery

                  Audit                     James Fehleison - Chairman
                                            Gayle C. Tinsley

                  Compensation              Gayle C. Tinsley- Chairman
                                            James Fehleison

         The Executive Committee conducts the normal business operations of the Company except for certain matters reserved to the Board of Directors. The Audit Committee recommends an independent auditor for the Company, consults with such independent auditor and reviews the Company's financial statements. The Compensation Committee recommends to the Board of Directors the compensation of officers and key employees for the Company and the granting of stock options.

Item 10.      Executive Compensation

Compensation of Directors

         The Company pays each non-employee director a fee of $2,500 per year, plus a meeting fee of $250 for each Board meeting attended, and automatically grants to each director non-qualified stock options for 2,500 shares of Common Stock per year.

Executive Compensation

         The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 1997 and 1996, and the number of options granted, to the Chief Executive Officer of the Company and each other executive officer of the Company whose total cash compensation for the fiscal year ended December 31, 1997 exceeded $100,000:



                                            Summary Compensation Table

                                                                                                Long Term Compensation-
                                                                 Annual                               Securities
          Name and                                             Compensation                           Underlying
          Principal                         -----------------------------------------------       Options or Warrants
          Position                 Year         Salary            Bonus       Other(2)          -----------------------
          --------                 ----         ------            -----       -----

D.M. (Rusty) Moore, Jr.            1997         $79,023            $ -          $ 74,365                 7,083
Chief Executive Officer            1996         60,000(1)           -            114,124                   -

James W. Clark.                    1997          9,863              -            128,532                 5,833
President, Rushmore                1996          9,678              -             79,732                   -
Securities Corporation

----------------------
(1)      Only $3,602 of such amount was paid at the election of Mr. Moore.
(2)      Constitutes commissions paid for sales of securities and insurance.



                                              Option/SAR Grant Table
                                  (Option/Warrant/SAR Grants in Last Fiscal Year)


                                 Number of
                                Securities        Percent of
                                Underlying           Total
                                Options or      Option/Warrant                          Market Price
                                 Warrants         Granted to         Exercise or           on Date
                                  Granted        Employees in        Base Price           of Grant           Expiration
            Name                       #          Fiscal Year           ($/Sh)                ($/Sh)               Date
            ----             --------------------------------        -------------      ----------------      ---------

D. M. (Rusty) Moore, Jr.         5,833               10.7%               $1.50              $1.50(1)          3/1/2004
                                 1,250                2.3%                1.92               1.92(2)          4/1/2007

James W. Clark                   5,833               10.7%                1.50               1.50(1)          3/1/2004
                                   625                1.2%                1.92               1.92(2)          4/1/2007
-------------------------
(1)      There was no market for the Common Stock on the date of grant and the market price as of such date was determined by the Board of Directors.
(2)      There was no market for Common Stock on the date of the grant and the market price as of such date was determined by appraisal.


                              Aggregated Option/Warrant/SAR Exercises in Last Fiscal
                                     Year and FY-End Option/Warrant/SAR Values

                                                                                              Value of Unexercised
                                                                                                  In-the-Money
                                 Shares                             Number of Securities        Options/Warrants/
                                Acquired                           Underlying Unexercised         SARs at 1997
                                   on              Value           Options/Warrants/SARs             FY-End
                                Exercise         Realized            at 1997 FY-End(1)                  $
            Name                   #                $                        #                       ------
            ----                --------         --------            ----------------
D. M. (Rusty) Moore, Jr.         13,260            -(1)                    23,823                     $ -(2)

James W. Clark                    -0-              --                      36,458                       -(2)


------------------------
(1) The options were exercised on April 16, 1997. On such date, there was no market for the Common Stock so the difference between the fair market value and the exercise price was not readily ascertainable. However, based on the $5.50 offering price of the Common Stock pursuant to the Company's initial public offering on February 17, 1998, the value realized would have been $5.30 per share, or $70,278.
(2) All options are vested. At December 31, 1997, there was no market for the Common Stock and the fair market value was not readily ascertainable. However, based on the $5.50 initial public offering price for the Common Stock, the difference between the exercise price and such $5.50 value would have yielded a value of unexercised options of $116,529 for Mr. Moore and $184,570 for Mr. Clark.

Employment Agreements

         The Company has entered into employment agreements with D. M. Moore, Jr. and James W. Clark for three year periods that are renewed each month. Such agreements are terminable only upon death, disability or for good cause, including resignation. Upon termination for any other reason, the executive is entitled to receive three year's severance pay.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 1, 1998, for (1) each person known by the Company to own beneficially 5% or more of the Common Stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.


                                    Beneficial Ownership of Common Stock
                                    ------------------------------------
                                                              Percentage
Name                                  Shares                   of Class
----                                  ------                 -----------
D. M. Moore, Jr. (1)                  535,395                  17.9%
Mark S. Adler (2)                     188,941                   6.3
James W. Clark (4)                     86,866                   2.9
F. E. Mowery (3)                       29,391                   1.0
Robert W. Hendren(5)                   25,000                   0.8
Timothy J. Gardiner                    26,041                   0.9
Harlan T. Cardwell, III                11,410                   0.4
James Fehleison                         5,000                   0.2
Gayle C. Tinsley                       12,000                   0.4
William C. Keane                        2,000                   0.1
Charles M. Duke                         1,000                  --
All executive officers and          1,002,257                  30.8
directors and prospective directors
as a group (11 persons)
--------------------------------

(1) Includes options to purchase 7,083 shares of Common Stock and 7,629 shares held of record by Mr. Moore's spouse.
(2)  Includes options to purchase 1,500 shares of Common Stock.
(3) Includes options to purchase 2,334 shares of Common Stock and 14,666 shares held of record by Mr. Mowery's spouse.
(4)  Includes options to purchase 6,458 shares of Common Stock.
(5) Includes options to purchase 15,000 shares of Common Stock, none of which are presently vested.

Item 12.      Certain Relationships and Related Transactions

         The Company believes that all of the transactions set forth below were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal shareholders and affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         D. M. Moore, Jr., the Company's President and Chief Executive Officer, owns 100% of Rushmore Agency, due to provisions of the Texas Insurance Code that prohibit ownership of life insurance agencies by corporations. Pursuant to an agreement between Mr. Moore and the Company, all activities of the agency are administered by Rushmore, and all revenues and expenses of the agency are passed through to the Company. Mr. Moore has also granted the Company an irrevocable option for the Company to appoint any other qualified person to acquire Rushmore Agency on its behalf.

         As of December 31, 1997, Mr. Moore was the 100% owner of a company known as Rushmore Realty Advisors, Inc., which is a licensed real estate agent in Texas ("Rushmore Realty"). Rushmore Realty acted as the real estate agent for Rushmore in negotiating two new office leases during 1997, and received commissions of $27,693 that were paid by the landlord and sublessor. In April 1998, Rushmore Realty Advisors, Inc. was acquired by the Company for nominal consideration.

Item 13.      Exhibits and Reports on Form 8-K

       (a)    Exhibits

              21.      Subsidiaries

              27.      Financial Data Schedule

       (b)    Reports on Form 8-K

              Registrant filed a Form 8-K on April 29, 1998 to report a change in Registrant's certifying public accountant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RUSHMORE FINANCIAL GROUP, INC.



June 15, 1998                           By: /s/ D.M. Rusty Moore
                                           ---------------------
                                            D.M. Rusty Moore, President and
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


June 15, 1998                           /s/ Robert W. Hendren
                                        -----------------------------
                                        Robert W. Hendren, Chief Financial Officer
                                        (Principal Financial and Accounting Officer)


June 15, 1998                            /s/ James W. Clark
                                        -----------------------------
                                        James W. Clark, Secretary and Director


June 15, 1998                            /s/ F.E. Mowery
                                        -----------------------------
                                        F.E. Mowery, Director


June 15, 1998                            /s/ Timothy J. Gardiner
                                        -----------------------------
                                        Timothy J. Gardiner, Director


June 15, 1998                            /s/ Mark S. Adler
                                        -----------------------------
                                        Mark S. Adler, Director


June 15, 1998                            /s/ James Fehleison
                                        -----------------------------
                                        James Fehleison, Director


June 15, 1998                            /s/ Harlan T. Cardwell, III
                                        -----------------------------
                                        Harlan T. Cardwell, III, Director


June 15, 1998                            /s/ Gayle C. Tinsley
                                        -----------------------------
                                        Gayle C. Tinsley, Director



                                                                      EXHIBIT 21


                         RUSHMORE FINANCIAL GROUP, INC.
                         SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary                                       State of Organization
------------------------------------------------------------------------------
Rushmore Securities Corporation                          Texas
Rushmore Investment Advisors, Inc.                       Texas
Rushmore Life Insurance Company                          Arizona
Rushmore Realty Advisors, Inc.*                          Texas

-----------------

     All subsidiaries are wholly owned and conduct business in their legal names.

     Rushmore Insurance Services, Inc. is owned 100% by D.M.Moore, Jr. and is treated as an affiliate of the Registrant. See "Business--Insurance Services."

     *Acquired by the Company in April, 1998.