Form 10KSB/A
period 1997-12-31
RUSHMORE FINANCIAL GROUP INC
filed 1998-08-17
CIK 884892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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

YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were:  $5,390,041.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

Transitional Small Business Disclosure Format (check one):

                           Yes [ ]               No [X]

                                     PART I.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following selected financial information should be read in conjunction with the financial statements and the notes thereto. The information for the years ended December 31, 1995, 1996 and 1997, are derived from the audited financial statements. The amounts for 1997 have been restated from the amounts previously reported. See Note 1 to the consolidated financial statements.

                                                                   YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                           1997             1996             1995
                                                        ----------       ----------       ----------
                                                        (dollars in thousands, except per share data)
      STATEMENT OF OPERATIONS DATA:
      Revenue from investment services                  $    2,373       $    1,523       $      857
      Revenues from insurance services                       4,179              347              152
         Total revenues                                      6,577            1,885            1,020

      Investment services expense                            2,040            1,325              787
      Insurance services expense                             3,890               13               33
      General and administrative expenses                    1,012              663              431
         Total expenses                                      7,243            2,001            1,251

      Operating income (loss)                                 (667)            (116)            (231)
      Net loss                                                (810)            (171)            (210)

      Net income (loss) per share of Common
         Stock after dividends on preferred stock            (0.45)           (0.13)           (0.18)

      Operating margin
         Investment services                                    14%              13%               8%
         Insurance services                                      7%              96%              78%

      Operating income (before G&A and stock based
         compensation                                          646              547              200

      G&A expenses as % of Revenues                             15%              35%              42%

                                                              As of December 31, 1997
                                                              -----------------------
                                                                     Actual
                                                              (dollars in thousands)
                                                              ----------------------
           BALANCE SHEET DATA:
              Cash and equivalents                                 $    1,218
              Amounts on deposit with reinsurers                       30,483
              Total assets                                             35,878
              Policy Reserves                                          32,966
              Total debt                                                   87
              Shareholders' equity                                      1,108

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1996

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                                 Years Ended December 31,
                                                --------------------------
                                                   1997            1996
                                                ----------      ----------
      Insurance services                        $4,178,729      $  346,968
      Investment services                        2,373,388
                                                                 1,522,613
      Other                                         24,432          15,911
                                                ----------      ----------

      Total revenues                            $6,576,549      $1,885,492
                                                ==========      ==========

         Total revenues increased 249% from $1,885,492 for the year 1996 to $6,576,549 during 1997. The increase included a $850,775 (56%) increase in investment services revenues, resulting from additional representatives, revenues generated from the business of Rushmore Advisors and favorable equity markets during 1997; a $247,368 (71%) decrease in insurance services revenues from agency operations due to the receipt, in 1996, of back commissions in the amount of $156,000 as a result of a one-time settlement of litigation; and $4,084,803 from the consolidated operations of Rushmore Life following its acquisition in full in April 1997. The revenues of Rushmore Life included $2,525,159 net premium income, representing Rushmore Life's quota share of policy premiums received under coinsurance agreements and $1,553,970 net investment income of Rushmore Life. Excluding the revenues of Rushmore Life, the comparable revenues increased 32% from $1,885,492 to $2,491,746. Revenues from insurance services from the operations of Rushmore Agency historically are not a large amount, because the bulk of commissions from insurers on sales of insurance proceeds are received directly from the insurers to the agents and do not pass through Rushmore.

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

         Insurance services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In years prior to 1997, insurance services expenses included only the loss (or income) of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included an equity in subsidiary loss of $19,264, whereas the next nine months included the consolidated operations of Rushmore Life, including expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $2,239,093, amortization of deferred acquisition costs of $211,994, amortization of present value of future profits of $392,581 and other insurance company expenses of $1,027,134. Rushmore Life recorded a net loss of $75,842 for the first quarter of 1997 and a net loss of $211,795 during the last nine months of the year. Deferred acquisition costs are recorded for purposes of generally accepted accounting principles as an asset consisting of the commissions and other costs of underwriting a new insurance policy and are amortized over the life of the policy. Such payments are treated as an expense under statutory accounting principles applicable to insurance companies, resulting in differing earnings patterns. The present value of future profits was actuarially determined as of the date of acquisition of Rushmore Life based on the expected future earnings of those policies. That value is being amortized with interest as those earnings emerge. During the year 1997 the average credited interest rates on outstanding universal life policies was 5.22% as compared to 5.69% for the year 1996.

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

Operating income (loss)

         The Company's operating loss for the year 1997 of $666,808 represents an increase of $550,956 from the loss of $115,852 for the year 1996. The Company's net loss applicable to common shareholders for the year 1997 increased $645,156 from $180,778 or $0.13 per share to $825,934 or $0.45 per share. The net loss in 1997 included $16,283 of preferred dividends paid compared to $9,887 in 1996.

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

LIQUIDITY

     Cash Flows from Operating Activities. The Company's net loss of $809,651 for the year ended December 31, 1997 was increased by non-cash expenses consisting of depreciation ($32,361), loss from equity investment ($19,264) and stock-based compensation ($300,533) and offset by various cash flow adjustments aggregating a net source of cash in the amount of $320,093 to yield a net cash flow used by operating activities in the amount of $137,400.

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

INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

     The Company completed its initial public offering of its common stock in April 1998, in which it sold 815,341 shares of Common Stock at $5.50 per share (total of $4,484,375). The proceeds of such offering have been applied or allocated in the following manner:

                      USE OF PROCEEDS THROUGH JUNE 1, 1998

            Offering costs
                 Underwriters fee                                                          $  358,750
                 Legal fees                                                                   188,442
                 Accounting                                                                   116,377
                 Printing                                                                      96,481
                 Other                                                                        144,794
            Contribution to Rushmore Life                                                     300,000
            Repayment of payable to Rushmore Life                                             381,825
            Repayment of collateral loan to Rushmore Life                                      83,693
            Repayment of note                                                                  41,657
            Contribution to Rushmore Securities                                                98,200
            Contribution to Rushmore Agency                                                    31,000
            Contribution to Rushmore Advisors                                                  15,000
            General working capital                                                           242,174
                                                                                           ----------
            Disposition of proceeds through June 1, 1998                                    2,098,393
            Planned contribution to Rushmore Agency to support the addition of new
               agents through internal growth and acquisition                               1,338,989
            Planned contribution to Rushmore Securities to support the addition of new
               representatives through internal growth and acquisitions                       514,996
            Planned contribution to Rushmore Advisors to support the addition of
               marketing and advisory personnel                                               411,997
            Leasehold improvements, equipment and software                                    120,000
                                                                                           ----------
            Total                                                                          $4,484,375
                                                                                           ==========

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not anticipate that this Statement will have a material adverse impact on the consolidated financial position or the future results of operations of the Company.

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Rushmore Financial Group, Inc.:


We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Rushmore Securities Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 1 percent and total revenues constituting 44 percent in 1997 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Rushmore Securities Corporation, is based solely on the report of the other auditors.

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




                                       CHESHIER & FULLER, L.L.P.

Dallas, Texas
October 10, 1997

                 RUSHMORE FINANCIAL GROUP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1997

                                     Assets
Investments:
Cash and cash equivalents                                                        $  1,218,362
Amounts on deposit with reinsurer                                                  30,483,274
Equity securities available for sale                                                      687
                                                                                 ------------
                Total investments                                                  31,702,323

Deferred policy acquisition costs                                                   2,295,697
Present value of future profits                                                       763,327
Notes, accounts receivable and uncollected premiums                                   464,588
Prepaid expenses and deposits                                                          80,098
Equipment, net of accumulated depreciation                                            110,877
Deferred federal income taxes                                                          10,072
Goodwill                                                                              255,060
Other assets and intangibles                                                          196,341
                                                                                 ------------
                  Total Assets                                                   $ 35,878,383
                                                                                 ============

                      Liabilities and Shareholders' Equity

Liabilities:
Future policy benefits                                                           $     86,192
Universal life contract liabilities                                                32,880,011
Claims payable                                                                        308,866
Notes payable                                                                          87,295
Due to reinsurers                                                                     995,883
Accrued expenses and other liabilities                                                411,937
                                                                                 ------------
                  Total Liabilities                                                34,770,184
                                                                                 ------------

Shareholders' equity:
Preferred stock - 9% cumulative preferred stock, $10 par value, 4,300 shares
issued and outstanding                                                                 43,000
Preferred stock - Series A cumulative preferred stock, $10 par value, 13,792
shares issued and outstanding                                                         137,920
Common stock - $0.01 par value.  10,000,000 shares authorized, 2,187,016
shares issued and outstanding                                                          21,870
Common stock subscribed 4,567 shares at $1.92                                              46
Additional paid-in capital                                                          2,486,244
Treasury stock, 81,980 shares, at cost                                                (78,881)
Retained earnings (deficit)                                                        (1,340,897)
Unrealized losses on equity securities available for sale                                (110)
Shareholder/affiliate loans:
Common stock subscriptions receivable                                                  (8,769)
Shareholder loans                                                                    (102,460)
Receivable from affiliates                                                            (49,764)
                                                                                 ------------
                  Total shareholders' equity                                        1,108,199
                                                                                 ------------
                  Total liabilities and shareholders' equity                     $ 35,878,383
                                                                                 ============

          See accompanying notes to consolidated financial statements.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                 For the years ended December 31, 1997 and 1996

                                                                                  1997             1996
                                                                              -----------      -----------
Revenue:
  Revenue from insurance services:
   Insurance policy income                                                    $ 2,525,159      $      --
   Net investment income                                                        1,553,970             --
   Agent management fee                                                            99,600          346,968
Revenue from investment services:
   Commissions and fees                                                         2,218,888        1,493,908
   Asset management                                                               154,500           28,705
 Other                                                                             24,432           15,911
                                                                              -----------      -----------
      Total revenues                                                            6,576,549        1,885,492
Expenses:
  Insurance services expenses:
   Other insurance services expenses                                            1,027,134             --
   Policyholder benefits                                                        2,239,093             --
   Amortization of deferred policy acquisition costs                              211,994             --
   Amortization of present value of future profits                                392,581             --
   Equity in losses of subsidiary                                                  19,264           12,893
  Investment services expenses:
   Commission expense                                                           1,928,500        1,241,476
   Other investment services expenses                                             111,767           83,803
  General and administrative                                                    1,012,491          663,172
  Stock based compensation                                                        300,533             --
                                                                              -----------      -----------
     Total expenses                                                             7,243,357        2,001,344
                                                                              -----------      -----------
     Operating income (loss)                                                     (666,808)        (115,852)
Interest expense                                                                    7,156            4,535
                                                                              -----------      -----------
     Income (loss) from continuing operations
         before income taxes                                                     (673,964)        (120,387)
Provision for income taxes                                                        105,542             --
                                                                              -----------      -----------
Income (loss) from continuing operations                                         (779,506)        (120,387)
Discontinued operations, net                                                      (30,145)         (50,504)
                                                                              -----------      -----------
     Net income (loss)                                                        $  (809,651)     $  (170,891)
                                                                              ===========      ===========
Income (loss) from continuing operations applicable to
  common shareholders (notes 2 and 10)                                        $  (795,789)     $  (130,274)
                                                                              ===========      ===========
Net income (loss) applicable to common shareholders (notes 2 and 10)          $  (825,934)     $  (180,778)
                                                                              ===========      ===========
Basic and diluted:

Income (loss) from continuing operations per share of common stock, after
  dividends on preferred stock (notes 2 and 10)                               $      (.44)     $      (.09)
                                                                              ===========      ===========
  Net income (loss) per share of common stock, after dividends on
    preferred stock (notes 2 and 10)                                          $      (.45)     $      (.13)
                                                                              ===========      ===========
Weighted average common shares outstanding                                      1,821,327        1,376,777
                                                                              ===========      ===========

         See accompanying notes to consolidated financial statements.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                 For the years ended December 31, 1997 and 1996






                                                                             Common         Additional        Retained
                                            Preferred         Common          stock          paid-in          earnings
                                             stock            stock         subscribed       capital          (deficit)
                                           -----------     -----------     -----------      -----------      -----------
Balance, December 31, 1995                 $    65,920     $    13,245     $      --        $   674,988      $  (360,355)
Preferred stock issued, 11,500 shares          115,000            --              --               --               --
Common stock issued 94,776 shares                 --               948            --            135,232             --
Common stock subscribed, 17,593 shares            --              --               176           26,214             --
Preferred stock dividends paid                    --              --              --             (9,887)            --
Stock subscriptions receivable                    --              --              --               --               --
Loans and advances to                             --              --              --               --               --
officers/shareholders
Receivable from affiliates                        --              --              --               --               --
Net (loss)                                        --              --              --               --           (170,891)
                                           -----------     -----------     -----------      -----------      -----------
Balance, December 31, 1996                     180,920          14,193             176          826,547         (531,246)
Common stock issued, 104,775 shares               --             1,048            --            118,981             --
Common stock issued for purchase of
     Rushmore Life 534,187 shares                 --             5,342            --          1,020,297             --
Common stock issued for stock based
     compensation 128,761 shares                  --             1,287            --            554,193             --
Common stock subscribed, 4,567 shares             --              --                46            8,723             --
Treasury stock acquired                           --              --              --               --               --

Unrealized gains (losses)                         --              --              --               --               --
Preferred stock dividends paid                    --              --              --            (16,283)            --
Stock subscriptions receivable                    --              --              (176)         (26,214)            --
Loan and advances to                              --              --              --               --               --
officers/shareholders
Receivable from affiliates                        --              --              --               --               --
Net (loss)                                        --              --              --               --           (809,651)
                                           -----------     -----------     -----------      -----------      -----------
Balance, December 31, 1997                 $   180,920     $    21,870     $        46      $ 2,486,244      $(1,340,897)
                                           ===========     ===========     ===========      ===========      ===========
                                         Unrealized
                                          gains
                                         (losses)
                                         on equity
                                        securities                       Shareholder/
                                         available       Treasury          affiliate
                                         for sale         stock              loans           Total
                                        -----------      -----------      -----------      -----------
Balance, December 31, 1995                     --        $      --        $   (46,202)     $   347,596
Preferred stock issued, 11,500 shares          --               --               --            115,000
Common stock issued 94,776 shares              --               --               --            136,180
Common stock subscribed, 17,593 shares         --               --               --             26,390
Preferred stock dividends paid                 --               --               --             (9,887)
Stock subscriptions receivable                 --               --            (26,389)         (26,389)
Loans and advances to                          --               --            (52,304)         (52,304)
officers/shareholders
Receivable from affiliates                     --               --            (14,758)         (14,758)
Net (loss)                                     --               --               --           (170,891)
                                        -----------      -----------      -----------      -----------
Balance, December 31, 1996                     --               --           (139,653)         350,937
Common stock issued, 104,775 shares            --               --               --            120,029
Common stock issued for purchase of
     Rushmore Life 534,187 shares              --               --               --          1,025,639
Common stock issued for stock based
     compensation 128,761 shares               --               --               --            555,480
Common stock subscribed, 4,567 shares          --               --               --              8,769
Treasury stock acquired                        --          (78,881)              --            (78,881)
Unrealized gains (losses)                      (110)            --               --               (110)
Preferred stock dividends paid                 --               --               --            (16,283)
Stock subscriptions receivable                 --               --             17,619           (8,771)
Loan and advances to                           --               --             (3,954)          (3,954)
officers/shareholders
Receivable from affiliates                     --               --            (35,005)         (35,005)
Net (loss)                                     --               --               --           (809,651)
                                        -----------      -----------      -----------      -----------
Balance, December 31, 1997              $      (110)     $   (78,881)     $  (160,993)     $ 1,108,199
                                        ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the years ended December 31, 1997 and 1996




                                                                                    1997             1996
                                                                                 -----------      -----------
Cash flows from operating activities:
    Net (loss)                                                                   $  (809,651)     $  (170,891)
    Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
        Depreciation and amortization                                                 32,361           13,859
        Loss from equity investment                                                   19,264           12,893
        Stock based compensation                                                     300,533             --
        Change in assets and liabilities net of effects from purchase of
          Rushmore Life:
             (Increase) decrease in assets:
               Notes, accounts receivable and uncollected premiums                   (91,234)         (28,262)
               Prepaid expenses and deposits                                         (63,079)            (602)
               Deferred policy acquisition costs                                    (229,503)            --
               Present value of future profits                                       392,581             --
               Amounts on deposit with reinsurer                                  (2,694,507)            --
             Increase (decrease) in liabilities:
               Accrued expenses and other liabilities                                139,352           96,335
               Due to reinsurers                                                     837,607             --
               Future policy benefits                                                 (5,184)            --
               Universal life contract liabilities                                 1,676,603             --
               Claims payable                                                        103,650             --
               Deferred federal income taxes                                         253,807             --
                                                                                 -----------      -----------
                      Net cash flows used by operating activities                   (137,400)         (76,668)
                                                                                 -----------      -----------
Cash flows from investing activities:
    Loans to officers and affiliate                                                  (21,340)         (55,754)
    Purchase of equipment                                                            (56,561)         (26,749)
    Cash acquired in acquisition of Rushmore Life, net of cash paid                1,181,143             --
    Purchase of equity securities available for sale                                    (797)            --
                                                                                 -----------      -----------
                      Net cash flows provided (used) by investing activities       1,102,445          (82,503)
                                                                                 -----------      -----------
Cash flows from financing activities:
    Proceeds from sale of common stock, net of prepaid offering cost                 357,355          136,180
    Proceeds from sale of preferred stock                                               --            115,000
    Other assets and intangibles                                                    (189,883)          (2,890)
    Purchase of treasury stock                                                       (78,881)            --
    Preferred stock dividends paid                                                   (16,283)          (9,887)
    Borrowings under term loans                                                       63,271           20,000
    Payments on term loans                                                              --            (29,008)
                                                                                 -----------      -----------
                      Net cash flows provided by financing activities                135,579          229,395
                                                                                 -----------      -----------

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                                         1997           1996
                                                      ----------     ----------
Change in cash and cash equivalents                    1,100,624         70,224
Cash and cash equivalents at beginning of year           117,738         47,514
                                                      ----------     ----------
Cash and cash equivalents at end of year              $1,218,362     $  117,738
                                                      ==========     ==========

Supplemental disclosure of cash flow information:
         Cash paid for interest                       $    5,455     $    4,503
                                                      ==========     ==========
         Cash paid for income taxes                   $   47,702     $     --
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

       Rushmore Investment Advisors, Inc. ("Rushmore Advisors"), was organized in 1996 as a wholly- owned subsidiary. The business of Rushmore Advisors is to provide fee-based investment advice and funds management to customers of the Company. Rushmore Advisors is registered as an investment adviser with the Securities and Exchange Commission and the Texas Securities Board. Rushmore Advisors offers both

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       discretionary and nondiscretionary management of customer accounts, but does not hold custody of customer funds.

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

       Financial results for the year ended December 31, 1997 have been restated to correct an understatement of universal life contract liabilities and an overstatement of revenues due to an error in the recording of entries related to policy reserves for insurance policies co-insured by the Company's life insurance subsidiary.

       The net effect after taxes was an increase in net loss as previously reported of $646,855.

(2)    Summary of Significant Accounting Policies

       (a)    Consolidation Policy

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

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


              The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the years 1997 and 1996:

                                                                                 1997             1996
                                                                             -----------      -----------
                  Income (loss) from continuing operations:                  $  (779,506)     $  (120,387)
                  Less dividends on preferred stock                              (16,283)          (9,887)
                                                                             -----------      -----------
                  Income (loss) from continuing operations applicable
                      to common shares, basic and diluted                       (795,789)        (130,274)
                  Less discontinued operations                                   (30,145)         (50,504)
                                                                             -----------      -----------
                  Net loss applicable to common shares basic and diluted     $  (825,934)     $  (180,778)
                                                                             ===========      ===========

                  Weighted average number of common shares
                      outstanding - basic and diluted                          1,821,327        1,376,777
                                                                             ===========      ===========

       (p)    Use of Accounting Estimates

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

(3)    Industry Segment Information

       The following summarizes the Company's industry segment data of identifiable assets as of December 31, 1997:

               Identifiable assets:
                        Investment services                                $   185,750
                        Insurance services                                  35,141,413
                        Other                                                  551,220
                                                                           -----------
                           Total assets per consolidated balance sheet     $35,878,383
                                                                           ===========

(4)    Acquisition

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

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       All assets and liabilities have been adjusted to fair value for the remaining 74.6% purchase of FFLC. Unaudited balance sheet information for FFLC at fair value, on the date of acquisition is as follows:

               Assets:
                  Cash and short-term investments                         $ 1,319,043
                  Amounts on deposit with reinsurer                        27,788,767
                  Deferred policy acquisition costs                         2,066,194
                  Present value of future profits                           1,155,908
                  Notes, accounts receivable and uncollected premiums         318,640
                  Equipment                                                     6,571
                  Deferred federal income taxes                               263,879
                                                                          -----------
                          Total assets                                     32,919,002
               Liabilities and shareholders' equity:
                  Future policy benefits                                       91,376
                  Universal life contract liabilities                      31,203,408
                  Claims payable                                              205,216
                  Due reinsurer                                               158,296
                  Accrued expenses and other liabilities                      129,765
                                                                          -----------
                          Total liabilities                                31,788,061
                                                                          -----------
               Net assets at fair value                                   $ 1,130,941
                                                                          ===========

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

(9)    Equipment

       The principal categories of equipment are summarized as follows:

               Computer equipment and software                          $ 71,442
               Office furniture and fixtures                              81,621
               Leasehold improvements                                     10,708
                                                                        --------
                                 Total costs                             163,771
               Less accumulated depreciation                              52,894
                                                                        --------
                                                                        $110,877
                                                                        ========

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

         (a)      Leases

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

(13)   Income Taxes

       The provision for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                                         1997                1996
                                                   --------------      --------------
             Current (benefit)                     $     (148,265)     $         --
             Deferred expense (benefit)                   134,947             (52,948)
             Change in valuation allowance                118,860              52,948
                                                   --------------      --------------
                                                   $      105,542      $         --
                                                   ==============      ==============

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Deferred federal income tax were comprised of the following at December 31, 1997:

             Deferred federal income tax assets:
                Life reserves                                     $ 11,202,603
                Accrued expenses                                       155,289
                Net operating loss carryforward                        181,461
                Equity investment in Rushmore Life at date of
                acquisition                                             33,477
                Alternative minimum tax credit carryforward             35,400
                                                                  ------------
                       Gross deferred income tax assets             11,608,230
                Valuation allowance                                   (214,938)
                                                                  ------------
                       Total gross deferred income tax assets       11,393,292

             Deferred income tax liabilities:
                Funds on deposit                                   (10,364,314)
                Deferred acquisition costs                            (757,013)
                Present value of future profits                       (259,531)
                Due premium                                             (2,362)
                                                                  ------------
                       Total deferred income tax liabilities       (11,383,220)
                                                                  ------------
                       Deferred federal income taxes              $     10,072
                                                                  ============

       A reconciliation of expected federal income tax expense to federal income tax expense as shown in the consolidated statements of net income (loss) is as follows:

                                                                             1997             1996
                                                                          -----------      -----------
             Computed "expected" federal income tax expense (benefit)     $  (239,396)     $   (58,102)
             Tax adjustments:
                Meals and entertainment                                        10,825            5,154
                Stock compensation                                            102,181             --
                Small life company deduction                                   95,535             --
                Change in valuation allowance                                 118,860           52,948
                Other                                                          17,537             --
                                                                          -----------      -----------

             Reported federal income tax expense                          $   105,542      $      --
                                                                          ===========      ===========

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

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14)   Deferred Policy Acquisition Costs and Present Value of Future Profits

       Changes in deferred acquisition costs were as follows:

             Balance at date of acquisition                           $2,066,194
             Additions                                                   441,497
             Amortization related to operations                         (211,994)
                                                                      ----------
             Balance, end of year                                     $2,295,697
                                                                      ==========

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

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Information related to the present value of future profits for the year ended December 31, 1997 is as follows:

             Balance at date of acquisition                         $ 1,155,908
             Accretion of interest                                       33,369
             Amortization                                              (425,950)
                                                                    -----------
             Balance at end of year                                 $   763,327
                                                                    ===========

(15)   Stock Option Plans

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

                                                                1997             1996
                                                             -----------      -----------
             Net loss applicable to common shareholders:
                As reported                                  $  (825,934)     $  (180,778)
                Pro forma                                       (833,435)        (183,313)

             Earnings per share - basic and diluted:
                As reported                                         (.45)            (.13)
                Pro forma                                           (.46)            (.13)

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

       Stock option activity during the periods indicated is as follows:

                                                                Weighted-average
                                                Number of          exercise
                                                 shares              price
                                              ------------      -----------------
             Balance at December 31, 1995     $     95,000              0.20
                Granted                             42,500              1.18
                                              ------------
             Balance at December 31, 1996     $    137,500              0.50
                                              ============
                Granted                             54,499              1.79
                Exercised                          (28,426)            (0.32)
                                              ------------
             Balance at December 31, 1997     $    163,573              0.96
                                              ============

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

                                                                         Carrying        Estimated
                                                                          amount         fair value
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


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

                                  RUSHMORE FINANCIAL GROUP, INC.



August 14, 1998                   /s/ Robert W. Hendren
                                  -------------------------------------
                                  Robert W. Hendren, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          EXHIBIT
------          -------
27              Financial Data Schedule