Form 10QSB/A
period 1998-03-31
RUSHMORE FINANCIAL GROUP INC
filed 1998-08-17
CIK 884892

                                  UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB/A

                                  AMENDMENT NO. 1

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition Period from                  to
                                       ----------------    -----------------

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                               75-2375969
              -----                               ----------
       (State of Incorporation)       (I. R. S. Employer Identification No.)

                 13355 Noel Road, Suite 650, Dallas, Texas 75240
          -------------------------------------------------------------

                                  972-450-6000
           -----------------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                              Yes        No
                                  ------    ------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes XXX  No
                                    -----   -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1998: 2,169,276 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes      No XXX
                                     ----   ----

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                                DECEMBER 31,       MARCH 31,
                                                                                   1997              1998
                                                                                ------------      -----------
                                        ASSETS
Investments
           Cash and short-term investments                                      $  1,219,049      $   989,105
           Amounts on deposit with reinsurer                                      30,483,274       30,317,354
                                                                                ------------      -----------
                       Total investments                                          31,702,323       31,306,459
Deferred policy acquisitions costs                                                 2,295,697        2,204,909
Present value of future profits                                                      763,327          431,111
Notes, accounts receivable and uncollected premiums                                  464,588          651,700
Prepaid expenses and advances                                                         80,098           77,157
Equipment, net of accumulated depreciation                                           110,877          108,599
Deferred federal income taxes                                                         10,072           54,651
Goodwill                                                                             255,060          252,384
Other assets and intangibles                                                         196,341          447,634
                                                                                ============      ===========
                       Total assets                                             $ 35,878,383      $35,534,604
                                                                                ============      ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES AND SHAREHOLDERS' EQUITY
           Future policy benefits                                               $     86,192      $    86,379
           Universal life contract liabilities                                    32,880,011       32,563,620
           Claims payable                                                            308,866          101,753
           Notes payable                                                              87,295           87,295
           Due to reinsurers                                                         995,883          922,020
           Other liabilities                                                         411,937          740,243
                                                                                ------------      -----------
                       Total liabilities                                          34,770,184       34,501,310
                                                                                ------------      -----------
Shareholders' Equity
           Preferred stock-9% cumulative preferred stock, $10 par value,
                 4,300 shares issued and outstanding in 1997 and 1998                 43,000           43,000
           Preferred stock-Series A cumulative preferred stock, $10 par value, 13,792 shares issued and outstanding in 1997 and
                 1998                                                                137,920          137,920
           Common stock-$0.01 par value, 10,000,000 shares authorized,
                 2,105,036 shares issued and outstanding at December 31, 1997;
                 10,000,000 shares authorized and 2,169,276 issued
                 and outstanding at March 31, 1998                                    21,870           21,693
           Common stock subscribed, 4,567 shares at $1.92 per share
                 at December 31, 1997                                                     46                0
           Additional paid in capital                                              2,486,244        2,495,244
           Treasury stock                                                            (78,881)         (78,881)
           Retained earnings (deficit)                                            (1,340,897)      (1,482,790)
           Unrealized gains (losses)                                                    (110)              38
           Shareholder/affiliate loans
                 Common stock subscriptions receivable                                (8,769)               0
                 Shareholder loans                                                  (102,460)        (102,930)
                 Receivable from affiliates                                          (49,764)              --
                                                                                ------------      -----------
                       Total shareholders' equity                                  1,108,199        1,033,294
                                                                                ============      ===========
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 35,878,383      $35,534,604
                                                                                ============      ===========

                 See accompanying notes to financial statements

RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF INCOME


                                                    FOR THE THREE MONTHS ENDED MARCH
                                                                  31,
                                                    -------------------------------
                                                        1997             1998
                                                    -------------     -------------
                                                     (UNAUDITED)       (UNAUDITED)
Revenue
      Revenue from Insurance Services
              Insurance policy income               $          --     $     836,519
              Net Investment income                            --           523,917
              Agent Management fee                         24,252                 0
      Revenue from Investment Services
              Commissions and fees                        504,224           499,824
              Asset management                             27,297            45,655
      Other                                                 5,465            15,968
                                                    -------------     -------------
                   Total revenues                         561,238         1,921,883
                                                    -------------     -------------
Expenses

      Insurance Services Expenses
              Other insurance services expenses            21,574           316,974
              Policyholder benefits                            --           441,939
              Amortization of deferred policy
                   acquisition costs                           --           550,758
      Investment services expenses
              Commission expense                          440,864           438,502
              Other investment services expenses           22,449            24,884
      General and administrative                          189,471           285,370
                                                    -------------     -------------
                   Total expenses                         674,358         2,058,427
                                                    -------------     -------------

Operating income (loss)                                  (113,120)         (136,544)
      Interest expense                                      1,060             5,351
                                                    -------------     -------------
Income (loss) from continuing operations                 (114,180)         (141,895)
      Discontinued operations (net)                       (25,992)                0
                                                    -------------     -------------
Income (loss) before income taxes                        (140,172)         (141,895)
Provision for income taxes                                      0                 0
                                                    -------------     -------------
Net income (loss)                                   $    (140,172)    $    (141,895)
                                                    =============     =============
Net income (loss) applicable to common
      shareholders                                  $    (144,243)    $    (145,966)
                                                    =============     =============
Net income (loss) per share of common stock
      after dividends on Preferred Stock
            Basic                                   ($       0.10)    $       (0.07)
                                                    =============     =============
            Diluted                                 ($       0.10)    $       (0.07)
                                                    =============     =============

                 See accompanying notes to financial statements

RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS


                                                                 FOR THE THREE MONTHS
                                                                        ENDED
                                                          -------------------------------
                                                                1997            1998
                                                          -------------     -------------
                                                           (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                   $    (140,172)    $    (141,895)
      Adjustments to reconcile net (loss) to net
         cash provided (used) by operating activities:
           Depreciation and amortization                          3,702             8,205
           CHANGE IN ASSETS AND LIABILITIES NET OF
              EFFECTS FROM PURCHASE OF RUSHMORE LIFE:
                     (Increase) decrease in assets:
                     Deposits                                         0               (90)
                     Commissions and fee receivable                   0          (150,323)
                     Prepaid expenses                            (9,451)            3,034
                     Deferred federal income tax                      0           (44,579)
                     Equity in loss of subsidiary                57,452                 -
                     Other assets                                 5,490                 0
                     Deferred policy acquisition costs                0           423,004
                     Deposits with reinsurer                          0           165,920
                     Accounts payable                            19,552           307,665
                     Accrued liabilities                        (18,191)          (90,011)
                     Future policy benefits                           0               207
                     Universal Life liabilities                       0          (316,391)
                     Claims payable                                   0          (207,133)
                                                          -------------     -------------
Net cash flows provided (used) by operating activities          (81,618)          (42,387)
                                                          -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Loans to officers and affiliate                            60,182            58,063
      Purchase of equipment                                      (1,305)           (3,251)
      Increase in equity investment                                   0               110
                                                          -------------     -------------
Net cash flows provided (used) by investing activities           58,877            54,922
                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of Common Stock                            176            12,848
      Costs of stock offering                                         0          (251,293)
      Preferred Stock dividends paid                             (4,071)           (4,071)
      Borrowings under term loans                                40,009                 0
                                                          -------------     -------------
Net cash flows provided (used) by financing activities           36,114          (242,516)
                                                          -------------     -------------
Change in cash balances                                          13,373          (229,981)
Cash at beginning of year                                       117,738         1,218,363
                                                          -------------     -------------
Cash at end of year                                       $     131,111     $     988,382
                                                          =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                    $       1,109     $       1,786
                                                          =============     =============
Cash paid for income taxes                                $      50,000     $      86,558
                                                          =============     =============

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

Financial results for the quarter ended March 31, 1998 have been restated to correct an understatement of amounts due reinsurers and an overstatement of revenues due to an error in the recording of entries related to policy reserves for insurance policies co-insured by the Company's life insurance subsidiary. The net effect after taxes was a decrease in net income as previously reported of $216,025, resulting in a net loss of $141,894 for the three months ended March 31, 1998.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1997 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                                                    Three Months Ended March 31,
                                                       1997              1998
                                                   -----------       -----------
Insurance services                                 $    24,252       $ 1,360,436
Investment services                                    531,521           545,479
Other                                                    5,465            15,968
                                                   -----------       -----------
Total revenues                                     $   561,238       $ 1,921,883

Total revenues increased 242% from $561,238 for the first quarter of 1997 to $1,921,883 during the first quarter of 1998. The increase resulted from the acquisition in full of Rushmore Life Insurance Company in April 1997. This increase included $836,519 in insurance policy income representing Rushmore Life's quota share of policy income under coinsurance agreements and $523,917 in net investment income.

Expenses

Insurance Services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In the first quarter of 1997, insurance service expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included equity in subsidiary loss, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. The consolidated operations of Rushmore Life include expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $441,939 amortization of deferred acquisition costs of $550,758 and other insurance company expenses of $438,502. Deferred acquisition costs are recorded for purposes of generally accepted accounting principles as an asset consisting of the commissions and other costs of underwriting a new insurance policy and are amortized over the life of the policy. Such payments are treated as an expense under statutory accounting principles applicable to insurance companies, resulting in different earnings patterns. During the first quarter of 1998 the average credited interest rates on outstanding universal life policies was 7.42% as compared to 7.01% for the first quarter of 1997.

Investment services expenses increased 13% from $525,625 to $595,823. Commissions paid as a percentage of commission revenue increased from 87.4% in 1997 to 87.7% in 1998. Direct overhead associated with investment services increased 86% from $84,761 to $157,321. This was primarily due to increases in staff that resulted in an increase in wages and benefits of $33,459. The addition of staff necessitated leasing additional office space resulting in an increase in office rent of $22,593. In addition insurance expenses increased $14,073 or 77% due to the net premium on an errors and omissions insurance policy implemented in 1997 offset by increased collections from representatives for their share of such premiums.

General and administrative expenses increased 101% from $76,233 to $152,933 due to increases in staff and office space.

Operating income (loss)

The Company's operating loss for the first quarter of 1998 of $136,544 represents an increase of $23,424 from the loss of $113,120 for the first quarter of 1997. The Company's net loss applicable to common shareholders for the first quarter of 1998 increased $1,723 from a net loss of $144,243 or $0.10 per share (basic and diluted) to $145,966 or $0.07 per share (basic and diluted). The net loss in 1998 as well as the net loss for 1997 included a deduction of $4,071 for preferred dividends paid. In the first quarter of 1997, insurance services expenses included only the loss (or income) of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included equity in subsidiary loss, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. Rushmore Life reported net income of $73,925, excluding intercompany expenses.

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

                                    Rushmore Financial Group, Inc.

Dated: August 14, 1998              By /s/ Robert W. Hendren
                                    ------------------------------
                                    By Robert W. Hendren, CFO

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      EXHIBIT
-------                     -------
 11                   Earnings per share
 27                   Financial Data Schedule