Form 10QSB
period 1998-06-30
RUSHMORE FINANCIAL GROUP INC
filed 1998-08-17
CIK 884892

                                UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from                  to
                                      ----------------    ----------------

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

                                 Yes XXX No
                                     ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1998: 2,984,617 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes      No XXX
                                     ----   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          JUNE 30,         DECEMBER 31,
                                                                                           1998               1997
                                                                                       ------------     ---------------

                                        ASSETS
Investments:
        Cash and cash equivalents                                                      $  3,011,756     $  1,218,362
        Amounts on deposit with reinsurer                                                30,312,775       30,483,274
        Bonds available for sale; amortized cost $804,970                                   803,638               --
        Equity securities available for sale                                                112,813              687
                                                                                       ------------     ------------
                  Total investments                                                      34,240,982       31,702,323
Deferred policy acquisitions costs                                                        2,143,820        2,295,697
Present value of future profits                                                              61,180          763,327
Notes, accounts receivable and uncollected premiums                                         571,596          464,588
Prepaid expenses and deposits                                                               149,820           80,098
Equipment, net of accumulated depreciation                                                  137,198          110,877
Deferred federal income taxes                                                                87,536           10,072
Goodwill                                                                                    251,215          255,060
Other assets and intangibles                                                                 13,539          196,341
                                                                                       ------------     ------------
                  Total assets                                                         $ 37,656,886     $ 35,878,383
                                                                                       ============     ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Future policy benefits                                                         $     89,979     $     86,192
        Universal life contract liabilities                                              32,682,248       32,880,011
        Claims payable                                                                      171,960          308,866
        Notes payable                                                                         2,295           87,295
        Due to reinsurers                                                                   451,208          995,883
        Accrued expenses & other liabilities                                                292,573          411,937
                                                                                       ------------     ------------
                  Total liabilities                                                      33,690,263       34,770,184
                                                                                       ------------     ------------
Shareholders'
Equity:
        Preferred stock-9% cumulative preferred stock, $10 par value,
            2,000 shares issued and outstanding at June 30, 1998 and
            4300 shares issued and outstanding at December 31, 1997                          20,000           43,000
        Preferred stock-Series A cumulative preferred stock, $10 par value, 13,687 shares issued and outstanding at June 30, 1998
            and 13,792 shares issued and outstanding at December 31, 1997                   136,870          137,920
        Common stock-$0.01 par value, 10,000,000 shares authorized,
            3,066,597 shares issued and 2,984,617 outstanding at June 30, 1998;
            10,000,000 shares authorized and 2,187,016 issued and 2,105,036
            outstanding at December 31, 1997                                                 30,666           21,870
        Common stock subscribed, 4,567 shares at $1.92 at
            December 31, 1997                                                                    --               46
        Additional paid in capital                                                        6,052,692        2,486,244
        Treasury stock, 81,980 shares at cost                                               (78,881)         (78,881)
        Retained earnings (deficit)                                                      (1,989,428)      (1,340,897)
        Accumulated other comprehensive income (loss)                                           733             (110)
        Shareholder/affiliate loans:
            Common stock subscriptions receivable                                                --           (8,769)
            Shareholder loans                                                               (86,467)        (102,460)
            Receivable from affiliates                                                     (119,562)         (49,764)
                                                                                       ------------     ------------
                  Total shareholders' equity                                              3,966,623        1,108,199
                                                                                       ------------     ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 37,656,886     $ 35,878,383
                                                                                       ============     ============


 See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                ---------------------------     ---------------------------
                                                                          JUNE 30,                        JUNE 30,
                                                                ---------------------------     ---------------------------
                                                                   1998            1997            1998             1997
                                                                -----------     -----------     -----------     -----------
 Revenue:
    Revenue from Insurance Services:
      Insurance policy income                                   $   778,632     $   815,276     $ 1,615,151     $   815,276
      Net Investment income                                         573,154         516,603       1,097,071         516,603
      Agency Management fee                                            --            24,400            --            42,400
      Other income                                                     --              --              --             6,252
   Revenue from Investment Services:
      Commissions and fees                                          616,806         504,516       1,116,630       1,008,740
      Asset management                                               53,823          36,739          99,478          64,036
   Other                                                             29,243          21,336          45,211          26,801
                                                                -----------     -----------     -----------     -----------
        Total revenues                                            2,051,658       1,918,870       3,973,541       2,480,108
                                                                -----------     -----------     -----------     -----------
Expenses:

   Insurance Services Expenses:
      Other insurance services expenses                             294,538         401,756         611,512         404,066
      Policyholder benefits                                         686,636         774,985       1,128,575         774,985
      Amortization of deferred policy
        acquisition costs                                           210,320          83,197         428,863          83,197
      Amortization of present value of insurance in force           369,932         128,498         702,147         128,498
      Equity in losses of subsidiary                                   --              --              --            19,264
   Investment services expenses:
      Commission expense                                            539,567         460,904         978,069         901,768
      Other investment services expenses                             29,299          14,264          54,183          36,713
   General and administrative                                       423,045         187,989         708,415         377,460
                                                                -----------     -----------     -----------     -----------
        Total expenses                                            2,553,337       2,051,593       4,611,764       2,725,951
                                                                -----------     -----------     -----------     -----------
        Operating income (loss)                                    (501,679)       (132,723)       (638,223)       (245,843)
Interest expense                                                      2,198           1,464           7,549           2,524
                                                                -----------     -----------     -----------     -----------
        Income (loss) from continuing
           operations before income taxes                          (503,877)       (134,187)       (645,772)       (248,367)
Provision for income taxes                                            2,760         (78,647)          2,760         (78,647)
                                                                -----------     -----------     -----------     -----------
Income (loss) from continuing operations                           (506,637)        (55,540)       (648,532)       (169,720)
Discontinued operations (net)                                          --              --              --           (25,992)
                                                                -----------     -----------     -----------     -----------
Net income (loss)                                               $  (506,637)    $   (55,540)    $  (648,532)    $  (195,712)
                                                                ===========     ===========     ===========     ===========
Income (loss) from continuing operations
     applicable to common shareholders                          $  (510,707)    $   (59,611)    $  (656,673)    $  (177,862)
                                                                ===========     ===========     ===========     ===========
Net income (loss) applicable to common
     shareholders                                               $  (510,707)    $   (59,611)    $  (656,673)    $  (203,854)
                                                                ===========     ===========     ===========     ===========
Basic and diluted:
   Income (loss) from continuing operations per
     share of common stock, after dividends on
     preferred stock                                            $     (0.17)    $     (0.03)    $     (0.26)    $     (0.11)
                                                                ===========     ===========     ===========     ===========
   Net income (loss) per share of common stock,
     after dividends on preferred stock                         $     (0.17)    $     (0.03)    $     (0.26)    $     (0.13)
                                                                ===========     ===========     ===========     ===========
Weighted average common shares outstanding - basic                2,984,617       1,812,903       2,566,240       1,625,343
                                                                ===========     ===========     ===========     ===========
Weighted average common shares outstanding - diluted              2,984,617       1,812,903       2,566,240       1,625,343
                                                                ===========     ===========     ===========     ===========


 See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------------
                                                                             1998             1997
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                            $  (648,532)    $  (195,712)
    Adjustments to reconcile net (loss) to net
      cash provided (used) by operating activities:
        Depreciation and amortization                                           6,694          15,791
        Loss from equity investment                                                --          19,264
        CHANGE IN ASSETS AND LIABILITIES NET OF
          EFFECTS FROM PURCHASE OF RUSHMORE LIFE:
          (Increase) decrease in assets:
            Notes, accounts receivable & uncollected premiums                (107,008)        (42,234)
            Prepaid expenses and deposits                                     (69,722)        (48,257)
            Deferred policy acquisition costs                                 151,877         (80,178)
            Present value of future profits                                   702,147         128,498
            Amounts on deposit with reinsurer                                 170,499        (639,449)
            Net deferred federal income taxes                                 (77,464)             --
          Increase (decrease) in liabilities:
            Accrued expenses and other liabilities                           (119,364)         30,388
            Due reinsurers                                                   (544,675)          4,975
            Future policy benefits                                              3,787          (1,742)
            Universal Life liabilities                                       (197,763)        680,859
            Claims payable                                                   (136,906)         20,781
            Net deferred federal income taxes                                      --         (50,182)
                                                                          -----------     -----------
Net cash flows (used) by operating activities                                (866,430)       (157,198)
                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to officers and affiliate                                           (45,036)         (3,578)
    Purchase of equipment                                                     (29,169)         (7,705)
    Cash acquired in acquisition of Rushmore Life net of cash paid                 --       1,181,143
    Purchase of equity securities available for sale                         (111,283)           (797)
    Purchase of bonds available for sale                                     (803,638)             --
    Collateral loan made                                                           --         (75,000)
                                                                          -----------     -----------
Net cash flows provided (used) by investing activities                       (989,126)      1,094,063
                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of Common Stock, net of offering cost                3,766,141         218,598
    Preferred stock redeemed                                                  (24,050)             --
    Purchase of treasury stock                                                     --              --
    Preferred Stock dividends paid                                             (8,141)         (8,142)
    Borrowings under term loans                                                    --              --
    Payments on term loans                                                    (85,000)             --
                                                                          -----------     -----------
Net cash flows provided by financing activities                             3,648,950         210,456
                                                                          -----------     -----------
Change in cash and cash equivalents                                         1,793,394       1,147,321
Cash and cash equivalents at beginning of period                            1,218,362         117,738
                                                                          -----------     -----------
Cash and cash equivalents at end of period                                $ 3,011,756     $ 1,265,059
                                                                          ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                    $     9,361     $     2,636
Cash paid for income taxes                                                $    86,558     $    50,000




 See accompanying notes to consolidated financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("RFGI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although RFGI believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly RFGI's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with RFGI's financial statements and the notes thereto as of December 31, 1997, included in RFGI's annual report on Form 10KSB for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1998 and 1997

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                           Three Months Ended June 30,
                                1998           1997
                             ----------    ----------

Insurance services           $1,351,786    $1,356,279
Investment services             670,629       541,255
Other                            29,243        21,336
                             ----------    ----------
Total revenues               $2,051,658    $1,918,870

Total revenues increased 7% from $1,918,870 for the second quarter of 1997 to $2,051,658 during the second quarter of 1998. The increase resulted from increases in brokerage income, mutual fund revenue and annuity commissions of the investment services division. This division experienced a 24% increase in revenue as its number of representatives increased.

Expenses

Insurance services expenses increased $172,990 or 12% due to an increase in amortization of the present value of future profits in force from $128,498 during the second quarter of 1997 to $369,932 during the same quarter of 1998. Based on the expected future profits of policies in force at the time of the acquisition of Rushmore Life, an asset was established in the amount of $1,155,908. Amortization was then established based on the expected pattern of those future profits.

Investment services expenses increased 20% from $475,168 to $568,866. Commissions paid as a percentage of commission revenue decreased from 91% in 1997 to 87% in 1998. Direct overhead associated with investment services increased 105% from $14,264 to $29,299. This was primarily due to increases in staff that resulted in an increase in licensing, quote service and telephone expenses.

General and administrative expenses increased 125% from $187,989 to $423,045 due to increases in staff and office space. Payroll expenses and payroll taxes increased $98,227 and office rent increased $41,729.

Operating income (loss)


The Company's operating loss for the second quarter of 1998 of $501,679 represents an increase of $368,956 from the loss of $132,723 for the second quarter of 1997. The Company's net loss applicable to common shareholders for the second quarter of 1998 increased $451,096 from a net loss of $59,611 or $0.03 per share (basic and diluted) to $510,707 or $0.17 per share (basic and diluted). The rise in net loss can be attributed to lower experience refunds brought about by higher death benefits ceded to reinsurers, more rapid amortization of the present value of insurance in force and an increase in general & administrative expenses of 125%. The net loss was further increased by the establishment of a deferred tax asset valuation allowance of $144,387. The net loss in 1998 as well as the net loss for 1997 included a deduction of $4,071 for preferred dividends paid.


Six Months Ended June 30, 1998 and 1997

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                  Six Months Ended March 31,
                                     1998          1997
                                  ----------    ----------
Insurance services                $2,712,222    $1,380,531
Investment services                1,216,108     1,072,776
Other                                 45,211        26,801
                                  ----------    ----------
Total revenues                    $3,973,541    $2,480,108

Total revenues increased 60% from $2,480,108 for the first half of 1997 to $3,973,541 during the first half of 1998. The increase resulted from the acquisition in full of Rushmore Life Insurance Company in April 1997. This increase included $1,615,151 in insurance policy income during the first half of 1998 compared to $815,276 during the first half of 1997. This insurance policy income represents Rushmore Life's quota share of policy income under coinsurance agreements. Investment income also increased from $516,603 to $1,097,071 as a result of that acquisition.

Expenses

Insurance Services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In the first quarter of 1997, insurance service expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method. That loss amounted to $19,264. The first three months of 1997 included equity in losses of subsidiary, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. As a result of consolidating the results of Rushmore Life for the entire six months ended June 30, 1998 and consolidating only the second quarter 1997, insurance benefits and expenses increased proportionately. The consolidated operations of Rushmore Life include expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $1,128,575 during the first half of 1998 compared to $774,985 for the same period in 1997. Amortization of deferred acquisition costs increased $345,666 to $428,863 and amortization of present value of insurance in force increased 573,649. These increases were offset by other insurance services expenses and policyholder benefits which increased only 20%. Deferred acquisition costs are recorded for purposes of generally accepted accounting principles as an asset consisting of the commissions and other costs of underwriting a new insurance policy and are amortized over the life of the policy. Such payments are treated as an expense under statutory accounting principles applicable to insurance companies, resulting in different earnings patterns.

Investment services expenses increased 10% from $938,481 to $1,032,252. Commissions paid as a percentage of commission revenue decreased from 89% in 1997 to 88% in 1998. Direct overhead associated with investment services increased 48% from $36,713 to $54,183. This was primarily due to increases in staff that resulted in increases in quote service and telephone expenses of $8,983 and $5,911 respectively.

General and administrative expenses increased 88% from $377,460 to $708,415 due to increases in staff and office space. Payroll and rent expenses increased $183,353 and $88,472 respectively.

Operating income (loss)

The Company's operating loss for the first six months of 1998 of $638,223 represents an increase of $392,380 from the loss of $245,843 for the first six months of 1997. The Company's net loss applicable to common shareholders for the first two quarters of 1998 increased $452,819 from $203,854 or $0.13 per share (basic and diluted) to $656,673 or $0.26 per share (basic and diluted). The net losses in 1998 and 1997 included deductions of $8,141 for preferred dividends paid. In the first quarter of 1997, insurance services expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. Excluding intercompany expenses and revenues, Rushmore Life reported a net loss of $80,534 during the first six months of 1998 compared to a net income of $33,707 for the second quarter of 1997. The net loss was further increased by the establishment of a deferred tax asset valuation allowance of $144,387. The increase in the Company's net loss was also the result of increases in general and administrative expenses of $330,955. Theses increases in expenses were anticipated as the Company began implementing its business plan.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Rushmore Financial Group, Inc. nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of Rushmore Financial Group, Inc.

Item 2.  Changes in Securities and use of proceeds

Initial Public Offering and Use of Proceeds

The Company completed its initial public offering of common stock in April 1998, issuing 815,341 shares of Common Stock at $5.50 per share (total of $4,484,375). The proceeds of such offering have been applied or allocated in the following manner:

Use of Proceeds Through June 30, 1998

Offering costs
     Underwriters fee                                                         $  358,750
     Legal fees                                                                  188,442
     Accounting                                                                  116,377
     Printing                                                                     96,481
     Other                                                                       144,794
Contribution to Rushmore Life                                                    300,000
Repayment of payable to Rushmore Life                                            381,825
Repayment of collateral loan to Rushmore Life                                     83,693
Repayment of term loans                                                           85,000
Contribution to Rushmore Securities                                               98,200
Contribution to Rushmore Agency                                                   51,000
Contribution to Rushmore Advisors                                                 20,000
Leasehold improvements, equipment and software                                    26,601
General working capital                                                          288,325
                                                                              ----------
Disposition of proceeds through June 30, 1998                                  2,239,488
Planned contribution to Rushmore Agency to support the addition of new
   agents through internal growth and acquisition                              1,271,333
Planned contribution to Rushmore Securities to support the addition of new
   representatives through internal growth and acquisitions                      488,975
Planned contribution to Rushmore Advisors to support the addition of
   marketing and advisory personnel                                              391,180
Planned leasehold improvements, equipment and software                            93,399
                                                                              ----------
Gross proceeds - 815,341 shares at $5.50 per share                            $4,484,375
                                                                              ----------



Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on July 17, 1998.

PROPOSAL 1 - ELECTION OF DIRECTORS

The following table provides information as of June 1, 1998, with respect to each of the Company's directors continuing in office and nominees for director.


Name                                                  Age      Served as
----                                                  ---      ---------
                                                                Director
                                                                --------
                                                                  Since
                                                                  -----

DIRECTOR NOMINEES

CLASS OF NOMINEES FOR TERMS EXPIRING IN 2001

Frederick E. (Fritz) Mowery                             42         1996
William C. Keane                                        68
Charles M. Duke, Jr                                     62

DIRECTORS CONTINUING IN OFFICE

CLASS OF DIRECTORS WITH TERMS EXPIRING IN 1999

D. M. (Rusty) Moore, Jr                                 48         1990
Timothy J. Gardiner                                     43         1997
James M. Fehleison                                      39         1998

CLASS OF DIRECTORS WITH TERMS EXPIRING IN 2000

James W. Clark                                          46         1991
Mark S. Adler                                           44         1997
Gayle C. Tinsley                                        67         1998

PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF AUDITORS

The holders of Common Stock were also asked to ratify the Board of Directors appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998.

The following table summarizes the votes cast regarding these proposals.


  Proposal          For          Against      Abstain     Delivered    Exception & No
                                                          Not Voted         Vote
1
Mowery          1,952,910           -        22,258            -        1,009,449

Keane           1,952,523           -        22,645            -        1,009,449

Duke            1,952,910           -        22,258            -        1,009,449

2               1,952,510       1,000        21,658            -        1,009,449


Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 10 - Material Contracts
                           Exhibit 11 - Earnings per share
                           Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8k. - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      Rushmore Financial Group, Inc.

Dated: August 14, 1998                By /s/ Robert W. Hendren
                                      ------------------------------------------
                                      By Robert W. Hendren, CFO

                               INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------

  Ex. 10            Material Contracts

  Ex. 11            Earnings Per Share

  Ex. 27            Financial Data Schedule