Form 10QSB
period 1998-09-30
RUSHMORE FINANCIAL GROUP INC
filed 1998-11-16
CIK 884892

                                 UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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
                         ------------------------------
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

                              Yes XXX    No
                                 ------     ------

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1998: 2,977,124 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                              Yes        No   XXX
                                  ------    ------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           1998               1997
                                                                                       --------------     --------------
                                     ASSETS
Investments:
       Cash and cash equivalents                                                       $    2,621,486     $    1,218,362
       Amounts on deposit with reinsurer                                                   31,770,146         30,483,274
       Bonds available for sale; amortized cost $308,426                                      305,078               --
       Equity securities available for sale                                                   122,917                687
                                                                                       --------------     --------------
               Total investments                                                           34,819,627         31,702,323
Deferred policy acquisitions costs                                                          2,089,441          2,295,697
Present value of future profits                                                                  --              763,327
Notes, accounts receivable and uncollected premiums                                         1,106,434            464,588
Prepaid expenses and deposits                                                                 213,161             80,098
Equipment, net of accumulated depreciation                                                    183,411            110,877
Deferred federal income taxes                                                                  96,074             10,072
Goodwill                                                                                      248,770            255,060
Other assets and intangibles                                                                   13,467            196,341
                                                                                       --------------     --------------
               Total assets                                                            $   38,770,385     $   35,878,383
                                                                                       ==============     ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Future policy benefits                                                          $       91,424     $       86,192
       Universal life contract liabilities                                                 34,096,345         32,880,011
       Present value of future profits                                                        279,921               --
       Claims payable                                                                         194,982            308,866
       Notes payable                                                                            2,295             87,295
       Due to reinsurers                                                                      590,597            995,883
       Accrued expenses & other liabilities                                                   340,364            411,937
                                                                                       --------------     --------------
               Total liabilities                                                           35,595,928         34,770,184
                                                                                       --------------     --------------
Shareholders' Equity:
       Preferred stock-9% cumulative preferred stock, $10 par value,
          2,000 shares issued and outstanding at September 30, 1998 and
          4,300 shares issued and outstanding at December 31, 1997                             20,000             43,000
       Preferred stock-Series A cumulative preferred stock, $10 par value, 13,687 shares issued and outstanding at September 30, 1998
          and 13,792 shares issued and outstanding at December 31, 1997                       136,870            137,920
       Common stock-$0.01 par value, 10,000,000 shares authorized,
          3,066,597 shares issued and  2,977,124 outstanding at September 30, 1998;
          10,000,000 shares authorized and 2,187,016 issued and 2,105,036
          outstanding at December 31, 1997                                                     30,666             21,870
       Common stock subscribed, 4,567 shares at $1.92 at
          December 31, 1997                                                                      --                   46
       Additional paid in capital                                                           6,038,686          2,486,244
       Treasury stock,  89,473 shares at cost                                                (116,346)           (78,881)
       Retained earnings (deficit)                                                         (2,844,131)        (1,340,897)
       Accumulated other comprehensive income (loss)                                          (14,989)              (110)
       Shareholder/affiliate loans:
          Common stock subscriptions receivable                                                  --               (8,769)
          Shareholder loans                                                                   (76,299)          (102,460)
          Receivable from affiliates                                                             --              (49,764)
                                                                                       --------------     --------------
               Total shareholders' equity                                                   3,174,457          1,108,199
                                                                                       --------------     --------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   38,770,385     $   35,878,383
                                                                                       ==============     ==============

 See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                           ---------------------------------     ---------------------------------
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                           ---------------------------------     ---------------------------------
                                                               1998               1997               1998               1997
                                                           --------------     --------------     --------------     --------------
Revenue:
     Revenue from Insurance Services:
        Insurance policy income                            $      798,468     $      819,401     $    2,413,619     $    1,634,677
        Net Investment income                                     666,791            533,034          1,763,862          1,049,637
        Agency Management fee                                        --               24,900               --               73,552
     Revenue from Investment Services:
        Commissions and fees                                      651,095            611,833          1,767,725          1,620,573
        Asset management                                           52,461             39,226            151,939            103,262
     Other                                                          2,860             12,432             48,071             39,233
                                                           --------------     --------------     --------------     --------------
            Total revenues                                      2,171,675          2,040,826          6,145,216          4,520,934
                                                           --------------     --------------     --------------     --------------
Expenses:

     Insurance Services Expenses:
        Other insurance services expenses                         349,873            291,150            961,385            695,216
        Policyholder benefits                                     798,592            759,016          1,927,167          1,534,001
        Amortization of deferred policy
            acquisition costs                                     337,708             80,057            766,571            163,254
        Amortization of present value of insurance in force       341,101            130,847          1,043,248            259,345
        Equity in losses of subsidiary                               --                 --                 --               19,264
     Investment services expenses:
        Commission expense                                        548,509            523,373          1,526,578          1,425,141
        Other investment services expenses                         23,522             23,468             77,705             60,181
     General and administrative                                   618,958            236,188          1,327,373            613,648
                                                           --------------     --------------     --------------     --------------
            Total expenses                                      3,018,263          2,044,099          7,630,027          4,770,050
                                                           --------------     --------------     --------------     --------------
            Operating income (loss)                              (846,588)            (3,273)        (1,484,811)          (249,116)
Interest expense                                                      124              1,639              7,673              4,163
                                                           --------------     --------------     --------------     --------------
            Income (loss) from continuing
                 operations before income taxes                  (846,712)            (4,912)        (1,492,484)          (253,279)
Provision for income taxes                                          7,990             49,033             10,750            (29,614)
                                                           --------------     --------------     --------------     --------------
Income (loss) from continuing operations                         (854,702)           (53,945)        (1,503,234)          (223,665)
Discontinued operations (net)                                        --                 --                 --              (25,992)
                                                           --------------     --------------     --------------     --------------
Net income (loss)                                          $     (854,702)    $      (53,945)    $   (1,503,234)    $     (249,657)
                                                           ==============     ==============     ==============     ==============
Income (loss) from continuing operations
     applicable to common shareholders                     $     (858,232)    $      (58,015)    $   (1,514,905)    $     (235,877)
                                                           ==============     ==============     ==============     ==============
Net income (loss) applicable to common
     shareholders                                          $     (858,232)    $      (58,015)    $   (1,514,905)    $     (261,869)
                                                           ==============     ==============     ==============     ==============
Basic and diluted:
   Income (loss) from continuing operations per
     share of common stock, after dividends on
     preferred stock                                       $        (0.29)    $        (0.03)    $        (0.56)    $        (0.14)
                                                           ==============     ==============     ==============     ==============
   Net income (loss) per share of common stock,
     after dividends on preferred stock                    $        (0.29)    $        (0.03)    $        (0.56)    $        (0.15)
                                                           ==============     ==============     ==============     ==============
Weighted average common shares outstanding - basic              2,984,617          2,005,489          2,705,699          1,737,588
                                                           ==============     ==============     ==============     ==============
Weighted average common shares outstanding - diluted            2,984,617          2,005,489          2,705,699          1,737,588
                                                           ==============     ==============     ==============     ==============

 See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             FOR THE NINE MONTHS ENDED
                                                                        ---------------------------------
                                                                                   SEPTEMBER 30,
                                                                        ---------------------------------
                                                                             1998               1997
                                                                        --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                        $   (1,503,234)    $     (249,657)
      Adjustments to reconcile net (loss) to net
         cash provided (used) by operating activities:
           Depreciation and amortization                                        24,871             19,552
           Loss from equity investment                                            --               19,264
           CHANGE IN ASSETS AND LIABILITIES NET OF
              EFFECTS FROM PURCHASE OF RUSHMORE LIFE:
              (Increase) decrease in assets:
                Notes, accounts receivable & uncollected premiums             (641,846)           123,998
                Prepaid expenses and deposits                                 (133,063)          (102,107)
                Deferred policy acquisition costs                              206,256           (158,555)
                Present value of future profits                              1,043,248            259,345
                Amounts on deposit with reinsurer                           (1,286,872)        (1,105,549)
                Net deferred federal income taxes                              (86,002)            30,038
              Increase (decrease) in liabilities:
                Accrued expenses and other liabilities                         (71,573)           350,293
                Due reinsurers                                                (405,286)           102,877
                Future policy benefits                                           5,232             (3,360)
                Universal Life liabilities                                   1,216,334            835,849
                Claims payable                                                (113,884)            12,321
                                                                        --------------     --------------
Net cash flows provided (used) by operating activities                      (1,745,819)           134,309
                                                                        --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans to officers and affiliate                                           84,694            (30,428)
      Purchase of equipment                                                    (91,115)           (50,373)
      Cash acquired in acquisition of Rushmore Life net of cash paid              --            1,181,143
      Purchase of equity securities available for sale                        (133,761)              (775)
      Purchase of bonds available for sale                                    (308,426)              --
      Collateral loan made                                                        --              (75,000)
                                                                        --------------     --------------
Net cash flows provided (used) by investing activities                        (448,608)         1,024,567
                                                                        --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of Common Stock, net of offering cost               3,755,737             62,188
      Preferred stock redeemed                                                 (24,050)              --
      Purchase of treasury stock                                               (37,465)              --
      Preferred Stock dividends paid                                           (11,671)           (12,212)
      Borrowings under term loans                                                 --               25,000
      Payments on term loans                                                   (85,000)            (1,002)
                                                                        --------------     --------------
Net cash flows provided by financing activities                              3,597,551             73,974
                                                                        --------------     --------------
Change in cash and cash equivalents                                          1,403,124          1,232,850
Cash and cash equivalents at beginning of period                             1,218,362            117,738
                                                                        --------------     --------------
Cash and cash equivalents at end of period                              $    2,621,486     $    1,350,588
                                                                        ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $        9,374     $        4,163
Cash paid for income taxes                                              $       86,558     $       50,000

 See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("RFGI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although RFGI believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly RFGI's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with RFGI's financial statements and the notes thereto as of December 31, 1997, included in RFGI's annual report on Form 10-KSB/A for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1998 and 1997

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                       Three Months Ended September 30,
                            1998              1997
                       --------------    --------------
Insurance services     $    1,465,259    $    1,377,335
Investment services           703,556           651,059
Other                           2,860            12,432
                       --------------    --------------
Total revenues         $    2,171,675    $    2,040,826

Total revenues increased 6% from $2,040,826 for the third quarter of 1997 to $2,171,675 during the third quarter of 1998. The increase resulted from an increase in investment income in the insurance division of $133,757 and an increase in variable annuity commission income in the investment services division of $66,003. These increases were partially offset by a decline in experience refund income from $142,229 in the third quarter of 1997 to $98,269 during the third quarter of 1998.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. During 1998 the Company has not recognized any of the revenues generated by the Career Partners Division of Rushmore Agency as expenses have exceeded revenues. During the three months ended September 30, 1998 the Company has incurred expenses totaling $104,026 related to the recruiting and selling efforts of this division. The result has been steady increases in new annualized premium submitted from $257,000 in the first quarter of 1998, to $408,000 during the second quarter, to $611,000 during the third quarter and $375,000 for the month of October. This premium, net of denials and lapses, will ultimately produce commission overrides ranging from 4% to 15%. However, the bulk of that commission revenue will be realized in 1999.

Expenses

Insurance services expenses increased $566,204 or 45% due to an increase in amortization of the present value of insurance in force from $130,847 during the third quarter of 1997 to $341,101 during the same quarter of 1998. Based on the expected future profits of policies in force at the time of the acquisition of Rushmore Life, an asset was established in the amount of $1,155,908. Expected future profits used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. The expected future profits derived from these assumptions combined with the contract features and guarantees are positive in early durations and negative in later durations. The initial present value of these profits is positive, while later present values are negative producing a net liability. Amortization was then established based on the expected pattern of those future profits. Insurance services expenses also increased due to an increase in amortization of deferred policy acquisition costs of $257,651. Insurance services expenses also included charges totaling $123,000 which represent the net expenses of Rushmore Insurance Services Incorporated, the Company's insurance marketing arm. These expenses have been incurred as a result of increased efforts in recruiting and training.


Investment services expenses increased 5% from $546,841 to $572,031. Commissions paid as a percentage of commission revenue decreased from 86% in 1997 to 84% in 1998. The commission ratio has continued to decline as a result of continued improved margins on new representatives recruited. Direct overhead associated with investment services remained relatively unchanged at approximately $23,500.

General and administrative expenses increased 162% from $236,188 to $618,958 due to increases in staff and promotional expenses related to recruiting, marketing programs and expansion. Payroll expenses and payroll taxes increased $168,803. Fees to attorneys, accountants and consultants increased $75,325. Advertising and promotional expenses increased $64,459.

Operating income (loss)

The Company's operating loss for the third quarter of 1998 of $846,588 represents an increase of $843,315 from the loss of $3,273 for the third quarter of 1997. The Company's net loss applicable to common shareholders for the third quarter of 1998 increased $800,217 from a net loss of $58,015 or $0.03 per share (basic and diluted) to $858,232 or $0.29 per share (basic and diluted). The rise in net loss is the result of a combination of increases in amortization and general and administrative expenses. The combined amortization of deferred policy acquisition costs and amortization of present value of insurance in force increased $467,905. General and administrative expenses increased $382,770.

Nine Months Ended September 30, 1998 and 1997

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                        Nine Months Ended September 30,
                           1998              1997
                       --------------    --------------
Insurance services     $    4,177,481    $    2,757,866
Investment services         1,919,664         1,723,835
Other                          48,071            39,233
                       --------------    --------------
Total revenues         $    6,145,216    $    4,520,934

Total revenues increased 36% from $4,520,934 for the first nine months of 1997 to $6,145,216 during the first nine months of 1998. The increase resulted from the acquisition in full of Rushmore Life Insurance Company in April 1997 coupled with continued growth of the investment services division. This increase included $2,413,619 in insurance policy income during the first nine months of 1998 compared to $1,634,677 during the first nine months of 1997. This insurance policy income represents Rushmore Life's quota share of policy income under modified coinsurance agreements. Investment income also increased from $1,049,637 to $1,763,862 as a result of that acquisition. Revenue growth was further enhanced by an increase in revenue of the investment services division of $195,829 or 11%.

During 1998 the Company has not recognized any of the revenues generated by the Career Partners Division of Rushmore Agency as expenses have exceeded revenues. During the nine months ended September 30, 1998 the Company has incurred expenses totaling $164,240 related to the recruiting and selling efforts of this division. The result has been steady increases in new annualized premium submitted from $257,000 in the first quarter of 1998, to $408,000 during the second quarter, to $611,000 during the third quarter and $375,000 for the month of October. This premium, net of denials and lapses, will ultimately produce commission overrides ranging from 4% to 15%. However, the bulk of that commission revenue will be realized in 1999.

Expenses

Insurance Services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In the first quarter of 1997, insurance service expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method. That loss amounted to $19,264. The first three months of 1997 included equity in losses of subsidiary, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. As a result of consolidating the results of Rushmore Life for the entire nine months ended September 30, 1998 and consolidating only the second and third quarters of 1997, insurance benefits and expenses increased proportionately. The consolidated operations of Rushmore Life include expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $1,927,167 during the first nine months of 1998 compared to $1,534,001 for the same period in 1997. Amortization of deferred policy acquisition costs increased $603,317 to $766,571 and amortization of present value of insurance in force increased $783,903. These increases were offset by other insurance services expenses and policyholder benefits which increased only 30% in spite of consolidating nine months of life company operations in 1998 and only six months in 1997. Deferred acquisition costs are recorded for purposes of generally accepted accounting principles as an asset consisting of the commissions and other costs of underwriting a new insurance policy and are amortized over the life of the policy. Insurance services expenses also included charges totaling $186,000 which represent the net expenses of Rushmore Insurance Services Incorporated, the Company's insurance marketing arm. These expenses have been incurred as a result of increased efforts in recruiting and training.

Investment services expenses increased 8% from $1,485,322 to $1,604,283. Commissions paid as a percentage of commission revenue decreased from 88% in 1997 to 86% in 1998. The commission ratio has continued to decline as more representatives have been added at lower payout percentages. Direct overhead associated with investment services increased 29% from $60,181 to $77,705. This was primarily due to increases in staff that resulted in increases in quote service and telephone expenses.

General and administrative expenses increased 116% from $613,648 to $1,327,373 due to increases in staff, office space and promotional expenses. Payroll expenses and payroll taxes increased $352,156. Office rent increased $82,303. Fees to attorneys, accountants and consultants increased $82,080. Advertising and promotional expenses increased $66,540.

Operating income (loss)

The Company's operating loss for the first nine months of 1998 of $1,484,811 represents an increase of $1,235,695 from the loss of $249,116 for the first nine months of 1997. The Company's net loss applicable to common shareholders for the first three quarters of 1998 increased $1,253,036 from $261,869 or $0.15 per share (basic and diluted) to $1,514,905 or $0.56 per share (basic and diluted). The net losses in 1998 and 1997 were reduced by deductions for preferred dividends paid of $11,671 and $12,212 respectively. In the first quarter of 1997, insurance services expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. Excluding intercompany expenses and revenues, Rushmore Life reported a net loss of $349,696 during the first nine months of 1998 compared to a net income of $93,555 for the second and third quarters of 1997. The establishment of a deferred tax asset valuation allowance of approximately $507,000 further increased the net loss. The increase in the Company's net loss was also the result of increases in general and administrative expenses of $713,725. These increases in expenses were anticipated as the Company began implementing its business plan.

Year 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates. This is due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company established an enterprise-wide program in the first quarter of 1998 to prepare its computer systems, applications and transactional bridges between internal systems and external agents for the Year 2000. The Company is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that the majority of its modifications will be completed by December 31, 1998, and testing efforts will be concluded by March 31, 1999. Further validations through testing will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to June 30, 1999.

Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires are being sent to all of the Company's vendors including the clearing firms and primary insurers to certify that plans are being developed to address the Year 2000 issue. The questionnaires that have been returned to date, are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues. They are also being prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence to the readiness to handle

Year 2000 issues, contingency plans will be developed. The Company intends to make every reasonable efforts to assess the Year 2000 readiness of the critical business partners and to create actions plans to address the identified risks.

In addition to safeguarding against internal and external possible malfunctions, the Company is developing a contingency plan to operate independent of systems that could be affected by the Year 2000 problem. The plan, which includes backup telephone systems and manual routing of transactions such as security trades, will be in place by June 30, 1999.

The Company anticipates that it will have substantially completed an assessment of the Year 2000 compliance status of all information technology and non-information technology equipment by December 31, 1998 and will the address the year 2000 compliance of such equipment.

Testing and remediation of all of the Company's systems and applications is expected to cost approximately $25,000 from inception in calendar year 1998 through completion in calendar year 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by clearing firms and primary insurers, as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risks.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Rushmore Financial Group, Inc. nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of Rushmore Financial Group, Inc.

Item 2.  Changes in Securities and use of proceeds

Initial Public Offering and Use of Proceeds

The Company completed its initial public offering of common stock (Commission file no. 333-42225) in April 1998, issuing 815,341 shares of Common Stock out of a total of 1,250,000 shares registered at $5.50 per share (total of $4,484,375) through underwriters led by First Southwest Company. The proceeds of such offering have been applied or allocated in the following manner:

Use of Proceeds Through September 30, 1998


Offering Costs
       Underwriters fee                                  $  358,750
       Legal fees                                           194,913
       Accounting                                           118,076
       Printing                                              96,481
       Other                                                145,665
Contribution to Rushmore Life Insurance                     300,000
Repayment of payable to Rushmore Life Insurance             381,825
Repayment of loan to Rushmore Life Insurance                 83,693
Repayment of Note                                            41,657
Contribution to Rushmore Securities Corporation             111,801
Contribution to Rushmore Insurance Services                 368,455
Contribution to Rushmore Investment Advisors                100,828
Acquisition of Fixed Assets                                  87,932
General Working Capital                                     543,436
                                                         ----------

       Total Proceeds Applied                             2,933,512
                                                         ----------

Planned Contributions:
       Rushmore Securities Corporation                      350,547
       Rushmore Insurance Services                          664,559
       Rushmore Investment Advisors                         221,217
       Acquisition of Fixed Assets                          314,540
                                                         ----------

                                   Total IPO Proceeds    $4,484,375
                                                         ==========


Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

Information concerning the Company's annual meeting of shareholders held July 17, 1998 was disclosed in the Company's Form 10QSB for the quarter ended June 30, 1998 and is incorporated by reference.

Item 5.  Other Information - None

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

                                            Rushmore Financial Group, Inc.

Dated: November 13, 1998                    By /s/ Robert W. Hendren
                                            -----------------------------------
       By Robert W. Hendren

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              EXHIBIT
-------             -------
11             Earnings per share

27             Financial Data Schedule