Form 10KSB40
period 1998-12-31
RUSHMORE FINANCIAL GROUP INC
filed 1999-03-31
CIK 884892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the transition period to

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
                           Yes  [X]                  No   [ ]

The registrant's revenues for its most recent fiscal year were:  $8,420,204.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was/is $11,000,000.

At December 31, 1998, the registrant had outstanding 2,977,124 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III (except Item 13) will be contained in Registrant's definitive Proxy Statement for the annual meeting of Shareholders to be held May 7, 1999.

Transitional Small Business Disclosure Format (check one):
                           Yes  [ ]                  No [X]

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----

                                     PART I

Item 1.       Description of Business                                                                   3

Item 2.       Description of Property                                                                   8

Item 3.       Legal Proceedings                                                                         8

Item 4.       Submission of Matters to a Vote of Security Holders                                       8


                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters                                  9

Item 6.       Management's Discussion and Analysis or Plan of Operation                                11

Item 7.       Financial Statements                                                                     16

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                                 17


                                    PART III


Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act                                                        17

Item 10.      Executive Compensation                                                                   17

Item 11.      Security Ownership of Certain Beneficial Owners and Management                           17

Item 12.      Certain Relationships and Related Transactions                                           17

Item 13.      Exhibits and Reports on Form 8-K                                                         17

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

     Rushmore Financial Group, Inc. ("Rushmore", "Registrant" or the "Company") is a financial services holding company that provides a wide range of investment and insurance services and products to its clients over the Internet and through a national distribution network of approximately 135 securities representatives operating in over 30 states and more than 1,600 insurance agents in 41 states. The Company believes it is well positioned to take advantage of demographic trends in the industry and the increasing overlap of investment services with other financial security products. The Company's activities in these two complementary sectors of the financial services industry, investment services and insurance services, allow Rushmore to provide a full range of financial services to its clients and enhance the cross-selling opportunities of its select product lines.

     The Company's investment services business consists of securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities Corporation ("Rushmore Securities"). In addition, Rushmore Investment Advisors, Inc. ("Rushmore Advisors") provides fee-based advisory services using a proprietary asset allocation program known as RushMAP.

     The Company's insurance services business selects and markets a wide range of life, disability, accident and health insurance and annuity products distributed over the Internet and through more than 1,600 independent or exclusive agents of its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency"). In addition, Rushmore Life Insurance Company ("Rushmore Life") acquires and coinsures up to a 50% interest in the policies written through representatives of Rushmore Agency that are issued by its primary life insurance companies that have entered into modified coinsurance agreements with Rushmore Life.

GROWTH STRATEGY

     The Company's growth strategy focuses on expanding its national distribution network and continually seeking out and evaluating new products and acquisition opportunities that are consistent with the Company's objective to provide a full range of financial products and services. The Company's objective is to capture an increasing share of the commission revenues and assets related to the investment and insurance services industry. The key components of Rushmore's growth strategy include:

     o expanding its distribution network by recruiting and retaining high quality and productive agents and representatives,

     o providing its sales force with a wide range of financial products, services and marketing support programs;

     o offering incentives to its agents and employees, including favorable commission structures, stock option plans and award programs to attract and retain a loyal base of highly motivated sales representatives;

     o expanding its on-line Internet-based investment services divisions, RushTrade.com and its Internet-based insurance division, RushQuote.com to expand distribution, capture assets and to provide support to its agents and representatives;

     o seeking acquisitions of other insurance, securities or investment advisory firms and other complementary financial services companies that are a strategic fit and advance the overall mission and goals of the Company.

     Insurance Services. Rushmore Agency intends to expand distribution through recruiting producing general agents and by expanding its Internet-based term life insurance quoting division, RushQuote.com. The Company intends to capture assets by expanding its coinsurance activities with existing and new carriers, and actively seeks to foster relationships with other life insurance companies to begin selling the products of such companies through the Company's agency force.

     Securities Brokerage. Rushmore Securities' strategy is to continue its growth by means of recruiting quality representatives, opening new branch offices, acquiring other broker-dealers and increasing its volume of business referred from agents and representatives of Rushmore subsidiaries and their customers. Rushmore Securities will also seek to grow its on-line, Internet based securities day trading division, RushTrade.com, which facilitates direct on-line trading by customers.

     Advisory Services. Rushmore Advisors' strategy is to increase its assets under management by maximizing cross-selling opportunities to clients of Rushmore Securities and Rushmore Agency and acquiring other investment advisory firms. Rushmore Advisors will emphasize three profit centers in these efforts:
(i) the Rushmore Managed Asset Program ("RushMAP"), (ii) estate and financial planning for high net worth individuals, corporations and pension funds, and
(iii) a partnership investment that is structured as a "fund of funds", or a grouping of experienced money managers selected to meet specific return objectives within a defined risk tolerance level.

INVESTMENT SERVICES

     Securities Brokerage--Rushmore Securities Corporation. Rushmore Securities provides investment services to its clients through a network of approximately 135 registered representatives operating in over 30 states. Rushmore Securities is a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investors Protection Corporation ("SIPC").

     Rushmore Securities functions as a full commission retail broker for clients to whom it makes trading recommendations, on a discretionary or non-discretionary basis, and as a discount broker to unsolicited orders from its customers and from trades initiated by other Rushmore subsidiaries. It also sells mutual funds and variable annuity products.

     Rushmore Securities new division formed February 1999, RushTrade.com, is an Internet-based day trading division. RushTrade.com utilizes software that allows investors and traders to access the stock market from remote terminals via the Internet. The trading software includes real-time quotes and technical data linked with an order entry system to facilitate swift executions and confirmations. RushTrade.com also offers training classes for customers interested in Internet-based trading.

     Rushmore Securities acts as a broker/dealer for a full line of securities products, including stocks, bonds, mutual funds, variable annuities and certificates of deposit. It is known as a "fully disclosed" originating broker, meaning it does not hold clients' funds, does not clear clients' trades on securities markets, and is not a member of any stock exchange. Instead, it forwards all clients' trades to one of the clearing firms with which it maintains a contractual relationship to execute such trades on the appropriate market. The Company currently has clearing agreements with Southwest Securities, Inc. and First Southwest Company. This arrangement allows the Company to reduce some of the risk associated with trading and the amount of net capital it is required to maintain under applicable securities laws.

     Most of Rushmore Securities' registered representatives are also licensed as insurance agents with Rushmore Agency. All such persons are employees of Rushmore Securities and are compensated on the basis of commissions on sales of investment securities. Each representative executes an agreement with Rushmore Securities to sell securities to their clients exclusively through Rushmore Securities and comply with Rushmore Securities' rules and procedures and all applicable federal and state laws. Rushmore Securities supervises the efforts of these representatives through over 30 registered securities principals and branch office managers who earn commissions and overrides on sales of representatives under their supervision.

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

     Investment Advisory Services--Rushmore Investment Advisors, Inc. The Company formed Rushmore Advisors in January 1996 to provide fee-based investment advisory and money management services to its clients.

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

INSURANCE SERVICES

     Rushmore Insurance Services, Inc. The Company markets life, health and disability insurance and annuities to individuals and small businesses through a network of exclusive and independent agents. The Rushmore Agency group has primarily marketed policies under national marketing agreements with Great Southern Life Insurance Company and is seeking other companies that will serve as its Primary Insurers ("Primary Insurers"). The Company has entered into co-insurance agreements with Southwestern Life Insurance Company. Rushmore Agency's agents also market policies issued by numerous other life insurance companies, of which most are rated "A" or better by A.M. Best, that have appointed Rushmore Agency and its agents to sell on their behalf (the "Other Insurers"). The Company's agents are employed by or have contracts with Rushmore Agency, which is owned by D.M. (Rusty) Moore, Jr., Chairman and Chief Executive Officer of Rushmore, because the Texas Insurance Code does not permit life insurance agencies to be owned by corporations. However, pursuant to an Overhead Services Agreement all revenues and expenses of Rushmore Agency are passed through to the Company as permitted by regulatory requirements. In addition, Mr. Moore has granted the Company an irrevocable option for the Company to appoint any other qualified person to acquire the capital stock of Rushmore Agency on its behalf, thus insuring the Company's ability to continue receiving that income and expense.

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

     Rushmore Agency has entered into an agreement with the American Financial Freedom Association, a not-for-profit organization ("AFFA"), to administer AFFA and serve as its exclusive marketing organization for insurance services and investment services and other benefits to AFFA members. AFFA offers its members, including Rushmore clients, the opportunity to participate in lower cost group insurance and other benefits of AFFA, including accident insurance, discounted optical and dental benefits, prescription drug cards and consumer discounts. Rushmore Agency has also entered into a national marketing agreement with Legion Insurance Company to market its individual and group health insurance plans to AFFA members through the Rushmore Agency.

     Sales and Marketing. The Company either employs or has contracted with more than 1,600 independent or exclusive agents in 41 states, who have been appointed by Rushmore Agency, the Primary Insurers and Other Insurers to sell policies of the Primary Insurers and Other Insurers as part of Rushmore Agency's marketing organization.

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

     Rushmore Life's coinsurance arrangements typically consist of a modified coinsurance agreement, under which Rushmore Life receives between 33 1/3% and 50% of the premium income and associated insurance risk on policies written by Rushmore Agency's agents. Because Rushmore Life's retention limit is $25,000 per policy, the differential between such retention and the amount coinsured with the Insurer is then reinsured back to the Insurer or another reinsurance carrier. Rushmore Life earns a spread between the net coinsured premium income and the lower reinsurance premium. Rushmore Life will continue to pursue national marketing and coinsurance agreements with other Primary Insurers.

THE INDUSTRY

     The brokerage and insurance industries are highly competitive with many large, diversified, well-capitalized brokerage firms, financial institutions and other organizations. The Company, in many instances, competes directly with such organizations for market share of commission dollars, qualified registered representatives and insurance agents.

     Insurance Services. The Company's agency operations are competitive in all phases. There are more than 2.5 million insurance agents in the United States representing more than 1,100 life and health insurance companies. The Company is able to effectively compete on the basis of the quality and pricing of the insurance products offered by the Primary Insurers and Other Insurers, incentives to its agents to sell the Company's products through the Company's commission structure, administrative and marketing support, achievement and award programs, management opportunities and stock option plans.

     Securities Brokerage. Rushmore Securities competes among more than 5,400 NASD member firms employing more than 500,000 registered representatives. Rushmore Securities believes it is able to effectively compete due to Rushmore Securities' access to the same securities as larger firms and the experience and qualification of its sales force. Rushmore Securities believes it competes effectively for registered representatives based on its favorable commission structure, its ability to provide its representatives access to all securities markets, research and the opportunity to earn stock options in the Company.

     Investment Advisory. Rushmore Advisors attracts funds for management utilizing the broad network of brokers and agents of Rushmore Insurance and Rushmore Securities. Rushmore Advisors also utilizes a network of CPA's and other professionals who actively market fee-based advisory services. Rushmore Advisors markets its services emphasizing its flexible fee structure and its investment track record. Rushmore Advisors has an information system that provides direct and timely access to the world markets and information systems, as well as a proprietary investment management reporting system.

EMPLOYEES

     Rushmore has a total of 157 employees, including 135 in its securities operations, 9 in its insurance services area, 2 in its advisory business, and 11 in its executive offices. A total of 36 are located at the Company's offices in Dallas. All but 15 employees are compensated all or in part on the basis of commissions and other incentive-based compensation.

     The Company is under contract with an additional 1,600 independent or exclusive agents to market life insurance in 41 states.

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

     Rushmore Agency is subject to regulation as an insurance agency by the Texas Department of Insurance. Such regulations include the requirement for all agents to pass tests and background checks. Rushmore Agency is subject to periodic examination and can be fined, censured or even liquidated if it is found to be in violation of applicable standards.

     Securities Regulation. Rushmore Securities is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board and the securities exchanges. The NASD and State Securities Board regularly inspect Rushmore Securities' books and records to determine compliance with laws applicable to securities dealers.

     Investment Advisor Regulation. Depending on their size, investment advisors are subject to regulation by the Securities and Exchange Commission or state securities regulators. Such regulation covers testing and background checks on officers and employees of the Advisor, review and approval of business methods, compensation structures and advisory agreements and advertising.

YEAR 2000 READINESS

     The Year 2000 will have a substantial effect on the business of the Company. This is due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company established an enterprise-wide program in the first quarter of 1998 to prepare its computer systems, applications and transactional bridges between internal systems and external agents for the Year 2000. The Company is utilizing both internal and external resources to identify correct and test the systems for Year 2000 compliance. The majority of its inventory, research and modifications were completed by December 31, 1998. The remainder of research, modification and testing efforts will be concluded by June 30, 1999. Further validations through testing and follow-up procedures will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to June 30, 1999.

     Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to all of the Company's vendors including the clearing firms and primary insurers to certify that plans are being developed to address the Year 2000 issue. The questionnaires that have been returned to date are being assessed by the Company and are being categorized based upon readiness for the Year 2000 issues. They are also being prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence of the readiness to handle Year 2000 issues, contingency plans will be developed. The Company intends to make every reasonable effort to assess the Year 2000 readiness of its critical business partners and to create actions plans to address the identified risks.

     In addition to safeguarding against possible internal and external malfunctions, the Company is developing a contingency plan to operate independent of systems that could be affected by the Year 2000 problem. The plan, which includes backup telephone systems, contingent vendors and suppliers and manual routing of transactions, such as security trades, will be in place by June 30, 1999.

     Testing and remediation of all the Company's systems and applications is expected to cost approximately $25,000 from inception in calendar year 1998 through completion in calendar year 1999. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

     The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by clearing firms and primary insurers, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risks.

ENVIRONMENTAL MATTERS

     None of the Company's activities result in any discharge of hazardous materials or other environmental risks.


ITEM 2.           DESCRIPTION OF PROPERTIES

     The Company leases 12,305 square feet on the third and sixth floors of the Dallas Galleria One Office Tower. Certain of the Company's registered representatives maintain facilities comprising 5,190 square feet as branch offices of Rushmore Securities. The Company believes these facilities are adequate to meet its requirements for the foreseeable future, although it may open additional branch offices.


ITEM 3.           LEGAL PROCEEDINGS

     None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     None.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq SmallCap Market under the Symbol "RFGI." According to NASDAQ, the following table shows the price range of the Company's Common Stock since it began trading on April 28, 1998.

                                                              BID                                ASK
                                                     HIGH              LOW              HIGH              LOW
                                                     ----              ---              ----              ---

     April 28 - June 30, 1998                        5 3/4               4 1/4              6                 5

     July 1 - September 30, 1998                         5                   1          5 1/8             1 1/4

     October 1 - December 31, 1998                   1 7/8               1 1/4          2 1/2             1 1/2

HOLDERS

     As of March 19, 1999, there were approximately 152 holders of record of the Company's Common Stock and 9 holders of the Company's Preferred Stock.

DIVIDENDS

     The Company does not anticipate any stock or cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act. No underwriting discounts or commissions were paid with respect to such sales.


                                                             NUMBER OF               OFFERING            EXEMPTION
                         DATE                                 SHARES                   PRICE              CLAIMED
                         ----                                 ------                   -----              -------

              February 1998      (4)                           64,240                 $0.20               (1)
              November 1997                                   175,758                  1.92               (1)(2)
              May 1997           (3)                          534,187                  1.92               (1)
              April 1997         (4)                           28,426                  0.32               (1)
              January 1997       (5)                           17,593                  1.50               (1)
              Various            (6)                           11,759                  1.76               (1)
              December 1996                                    34,151                  1.50               (1)
              July 1996                                        46,026                  1.50               (1)
              April 1996                                        5,759                  1.50               (1)

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

(6) Includes purchase of fixed assets, payment for services, payment of preferred stock dividends, and other miscellaneous issues not listed elsewhere.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following selected financial information should be read in conjunction with the financial statements and the notes thereto. The information for the years ended December 31, 1998, 1997 and 1996, are derived from the audited financial statements of the Company.



                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                       1998              1997              1996
                                                                 ----------------  ----------------  ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
               STATEMENT OF OPERATIONS DATA:
               Revenue from investment services                        $2,452            $2,373            $1,523
               Revenues from insurance services                         5,876             4,224               379
               Total revenues                                           8,420             6,624             1,917

               Investment services expense                              2,081             2,040             1,325
               Insurance services expense                               6,376             3,915                45
               General and administrative expenses                      2,144             1,023               663
               Total expenses                                          10,611             7,278             2,033

               Operating loss                                          (2,191)             (654)             (116)
               Net loss                                                (2,113)             (810)             (171)

               Net loss per share of Common
                  Stock after dividends on preferred stock              (0.77)            (0.45)            (0.13)

               Operating margin
                  Investment services                                      15%               14%               13%

                  Insurance services                                       -8%                7%               88%


               G&A expenses as % of Revenues                               25%               15%               35%




                                                                                       AS OF DECEMBER 31,
                                                                                       ------------------
                                                                                     1998              1997
                                                                                     ----              ----
                                                                                      (DOLLARS IN THOUSANDS)

                            BALANCE SHEET DATA:
                               Cash and certificates of deposit                     $ 1,815          $  1,218
                               Amounts on deposit with reinsurers                    32,786            30,483
                               Total assets                                          39,204            35,878
                               Policy Reserves                                       34,277            32,966
                               Total debt                                                60                87
                               Shareholders' equity                                   2,617             1,108

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

The following table sets forth the components of the Company's revenues for the periods indicated:

                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
                                      1998                1997
                                      ----                ----
Investment services                $2,452,073          $2,373,388
Insurance agency services             262,360             145,127
Insurance                           5,613,876           4,079,129
Other                                  91,895              25,883
                                   ----------          ----------
   Total revenue                   $8,420,204          $6,623,527
                                   ==========          ==========


     Total revenues increased 27% from $6,623,527 in 1997 to $8,420,204 in 1998. The increase resulted from the acquisition in full of Rushmore Life Insurance Company in April 1997 coupled with growth of the insurance sales division. This increase included $3,328,928 in insurance policy income during 1998 compared to $2,525,159 during 1997. This insurance policy income represents Rushmore Life's quota share of policy income under modified coinsurance agreements. Investment income also increased from $1,553,970 to $2,284,948 as a result of that acquisition. Revenue growth was further enhanced by an increase in revenue of the insurance agency services division of $117,233 or 81%.

     The revenue increase of the insurance agency services resulted from increased recruiting and sales. The result has been steady increases in new annualized premium submitted from $257,000 in the first quarter of 1998, to $408,000 during the second quarter, to $611,000 during the third quarter and $1,517,000 for the fourth quarter. This premium, net of denials and lapses, will ultimately produce commission overrides ranging from 4% to 15%. However, the bulk of that commission revenue will be earned in 1999.

EXPENSES

     Insurance Services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In the first quarter of 1997, insurance service expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method. That loss amounted to $19,264. The first three months of 1997 included equity in losses of subsidiary, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. As a result of consolidating the results of Rushmore Life for the entire year ended December 31, 1998 and consolidating only the last three quarters of 1997, insurance benefits and expenses increased proportionately. The consolidated operations of Rushmore Life include expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life and interest credited to policyholder accounts in the amount of $2,599,087 during 1998 compared to $2,239,093 in 1997. Amortization of deferred policy acquisition costs increased $732,917 to $944,911 and amortization of present value of insurance in force increased $981,265. Based on the expected future profits of policies in force at the time of the acquisition of Rushmore Life, an asset was established in the amount of $1,155,908. Expected future profits used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. The expected future profits derived from these assumptions combined with the contract features and guarantees are positive in early durations and negative in later durations. The initial present value of these profits is positive, while later present values are negative producing a net liability. Amortization was then established based on the expected pattern of those future profits. These increases were offset by other insurance services expenses and policyholder benefits which increased only 23% in spite of consolidating the full year of life company operations in 1998. During the year 1998, the average credited interest rates on outstanding universal life policies was 5.06% as compared to 5.22% for the year 1997.

     Investment services expenses increased 2% from $2,040,267 to $2,080,511. Commissions paid as a percentage of commission revenue decreased from 87% in 1997 to 86% in 1998. The commission ratio has continued to decline as more representatives have been added at lower payout percentages. Direct overhead associated with investment services increased 26% from $111,767 to $141,283. This was primarily due to increases in staff that resulted in increases in quote service and telephone expenses.

     General and administrative expenses increased 110% from $1,022,536 to $2,143,695 due to increases in staff, office space accounting, legal and promotional expenses. Payroll expenses and payroll taxes increased $533,802. Office rent increased $113,695. Fees to attorneys, accountants and consultants increased $187,151. Advertising and promotional expenses increased $67,628. These increases were the result of the implementation of the Company's business plan upon receipt of the proceeds of the initial public offering.

OPERATING INCOME (LOSS)

     The Company's operating loss for the year ended December 31, 1998 of $2,190,535 represents an increase of $1,536,111 from the loss of $654,424 for the year 1997. The Company's net loss applicable to common shareholders for the year 1998 increased $1,301,840 from $825,934 or $0.45 per share (basic and diluted) to $2,127,774 or $0.77 per share (basic and diluted). The net losses in 1998 and 1997 were increased by deductions for preferred dividends paid of $15,201 and $16,283 respectively. In the first quarter of 1997, insurance services expenses included only the loss of the Company's minority ownership in Rushmore Life, accounted for on the equity method, whereas the first three months of 1998 included the consolidated operations of Rushmore Life. Excluding intercompany expenses and revenues, Rushmore Life reported a net loss of $264,862 during 1998 compared to a net income of $104,195 for 1997. The increase in the deferred tax asset valuation allowance of $702,414 in 1998 compared to an increase of $118,860 in 1997 further increased the net loss. The increase in the Company's net loss was also the result of increases in general and administrative expenses of $1,121,159.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

     Total revenues increased 245% from $1,917,470 for the year 1996 to $6,623,527 during 1997. The increase included a $850,775 (56%) increase in investment services revenues, resulting from additional representatives, revenues generated from the business of Rushmore Advisors and favorable equity markets during 1997; and $4,084,803 from the consolidated operations of Rushmore Life following its acquisition in full in April 1997. The revenues of Rushmore Life included $2,525,159 net premium income, representing Rushmore Life's quota share of policy premiums received under coinsurance agreements and $1,553,970 net investment income of Rushmore Life. Excluding the revenues of Rushmore Life, the comparable revenues increased 32% from $1,917,470 to $2,538,724. Revenues from insurance services from the operations of Rushmore Agency historically are not a large amount, because the bulk of commissions from insurers on sales of insurance proceeds are received directly from the insurers to the agents and do not pass through Rushmore.

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

     Insurance services expense components changed substantially due to the consolidation of Rushmore Life beginning in April 1997. In years prior to 1997, insurance services expenses included only the loss (or income) of the Company's minority ownership in Rushmore Life, accounted for on the equity method. The first three months of 1997 included an equity in subsidiary loss of $19,264, whereas the next nine months included the consolidated operations of Rushmore Life, including expense categories of benefits, claims and losses, representing claims against policies coinsured by Rushmore Life in the amount of $2,239,093, amortization of deferred acquisition costs of $211,994, amortization of present value of future profits of $392,581 and other insurance company expenses of $1,027,134. The present value of future profits was actuarially determined as of the date of acquisition of Rushmore Life based on the expected future earnings of those policies. That value is being amortized with interest as those earnings emerge. During the year 1997, the average credited interest rates on outstanding universal life policies was 5.22% as compared to 5.69% for the year 1996.

     General and administrative expenses increased 54% from $663,172 to $1,022,536 due to staff increases and office relocation expenses in 1997.

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

OPERATING INCOME (LOSS)

     The Company's operating loss for the year 1997 of $654,424 represents an increase of $538,572 from the loss of $115,852 for the year 1996. The Company's net loss applicable to common shareholders for the year 1997 increased $645,156 from $180,778 or $0.13 per share to $825,934 or $0.45 per share. The net loss in 1997 included $16,283 of preferred dividends paid compared to $9,887 in 1996.

LIQUIDITY

     Cash Flows from Operating Activities. The Company's net loss of $2,112,573 for the year ended December 31, 1998 was adjusted by non-cash expenses consisting of realized gains and losses $10,742, depreciation ($54,875), and stock-based compensation ($10,980) and offset by various cash flow adjustments aggregating a net use of cash in the amount of $474,269 to yield a net cash flow used by operating activities in the amount of $2,531,729.

     Cash Flows From Investing Activities. Cash flow from investing activities during the year ended December 31, 1998 was a use of $1,799,729, primarily due to the purchases of certificates of deposit of $1,201,284, purchases of furniture and equipment totaling $406,101 and net purchases of bonds available for sale of $196,420.

     Cash Flows from Financing Activities. During the year ended December 31, 1998, the Company raised $3,768,409 from the sale of Common Stock, acquired 7,493 shares of the Company's common stock at a cost of $37,464 and redeemed 2,405 shares of preferred stock at a cost of $24,050. The remaining changes in both periods resulted from loan principal payments, additional borrowings and dividends.

     Credit Facilities and Resources. The Company's cash and investments (other than amounts of deposit with reinsurer) at December 31, 1998 was $2,019,739, of which $1,398,869 is held by Rushmore Life and is not immediately available to the holding company for operating needs. The Company is entitled to receive monthly management fee payments from Rushmore Life equal to $14,000 plus expenses directly attributable to Rushmore Life.

     The Company believes that the proceeds of the Offering, proceeds from the recapture of the Conseco Life Insurance Company business, reduced benefits and expenses due to that recapture and revenues from operations will be adequate to meet its cash needs for at least the next twelve months.

     The Company has historically grown through acquisitions and will continue to review companies for possible acquisition. Any such future acquisitions will be financed through Company securities or new sources of funding, although certain proceeds of the initial public offering may be applied to fund acquisitions if they are not otherwise required to meet the Company's basic cash needs.

MARKET RISK

     The Company assumes risks on interest sensitive insurance products via modified coinsurance agreements. These agreements call for all funds to be withheld by the insurance company issuing the policies. Therefore, all interest rate and default risks associated with the underlying investments are retained by the company issuing the insurance policy. These same coinsurance agreements also call for investment income credits to the Company equal to the rate being credited to the policyholder plus a fixed percent. Therefore, the issuing company also retains disintermediation risks associated with these policies. The majority of these risks were recaptured subsequent to December 31, 1998. See note seventeen of the notes to consolidated financial statements.

INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

     The Company completed its initial public offering of its common stock in April 1998, in which it sold 815,341 shares of Common Stock at $5.50 per share (total of $4,484,375). The proceeds of such offering have been applied in the following manner:

Offering Costs
   Underwriters fee                                                 $  339,363
   Legal fees                                                          204,913
   Accounting                                                          126,202
   Printing                                                             96,472
   Other                                                               160,616
Contribution to Rushmore Life Insurance                                300,000
Repayment of payable to Rushmore Life Insurance                        381,825
Repayment of loan to Rushmore Life Insurance                            83,693
Repayment of note                                                       41,657
Capital contributed to Rushmore Securities                              62,200
Working capital to Rushmore Securities                                  80,198
Commission advances to agents of Rushmore Agency                       257,449
Working capital to Rushmore Agency                                     533,870
Working capital to Rushmore Advisors                                   138,726
Acquisition of fixed assets                                            406,101
Short term investments                                                 460,992
General working capital                                                810,098
                                                                    ----------
   Total Proceeds Applied                                           $4,484,375
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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application permitted. Management does not anticipate this Statement will have a material adverse impact on the consolidated financial position or the results of operations of the Company.

Subsequent Event

     On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Under the terms of the agreement all reinsurance is terminated and Conseco will recapture all risks formerly assumed by Rushmore Life. On March 9, 1999 CLIC paid $500,000 to the Company as consideration and in settlement of the amounts due CLIC from the Company and the amounts due the Company from CLIC with a realized gain before taxes of approximately $1,016,000. (Please reference Footnote 17)



ITEM 7.           FINANCIAL STATEMENTS

Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.


                                                                                                                    Page
                                                                                                                    ----
         Independent Auditors' Report                                                                                F-1
         Independent Auditors' Report                                                                                F-2
         Consolidated Balance Sheet - December 31, 1998                                                              F-3
         Consolidated Statements of Income for the Years Ended December 31, 1998 and 1997                            F-4
         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998 and 1997              F-5
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997                        F-6
         Notes to Consolidated financial Statements                                                                  F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders Rushmore Financial Group, Inc.:

We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Rushmore Securities Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 1 percent in 1998 and total revenues constituting 28 percent in 1998 and 34 percent in 1997 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Rushmore Securities Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                                  KPMG LLP

March 17, 1999




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors Rushmore Securities Corporation

We have audited the statement of financial condition of Rushmore Securities Corporation, as of December 31, 1998, and the related statements of income, changes in stockholder's equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rushmore Securities Corporation, as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                                       CHESHIER & FULLER, L.L.P.

Dallas, Texas
January 15, 1999






                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998

                                             ASSETS
Investments:
        Cash and cash equivalents                                                           $    613,814
        Certificates of deposit                                                                1,201,284
        Amounts on deposit with reinsurer                                                     32,785,657
        Bonds available for sale; amortized cost $203,883                                        204,641
                                                                                            ------------
                 Total investments                                                            34,805,396
                                                                                            ------------
Deferred policy acquisitions costs                                                             1,989,174
Accounts receivable and due from reinsurers                                                    1,328,659
Prepaid expenses and deposits                                                                    270,894
Equipment, net of accumulated depreciation                                                       470,837
Deferred federal income taxes                                                                     91,674
Goodwill                                                                                         246,326
Other assets                                                                                         628
                                                                                            ------------
                 Total assets                                                               $ 39,203,588
                                                                                            ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Future policy benefits                                                              $     87,393
        Universal life contract liabilities                                                   34,189,968
        Present value of future profits                                                          610,519
        Claims payable                                                                           128,216
        Notes payable                                                                             60,352
        Due to reinsurers                                                                      1,127,099
        Accrued expenses & other liabilities                                                     383,291
                                                                                            ------------
                 Total liabilities                                                            36,586,838
                                                                                            ------------
Shareholders' Equity:
        Preferred stock-9% cumulative preferred stock, $10 par value,
           2,000 shares issued and outstanding at December 31, 1998                               20,000
        Preferred stock-Series A cumulative preferred stock, $10 par
           value, 13,687 shares issued and outstanding at December 31, 1998                      136,870
        Common stock-$0.01 par value, 10,000,000 shares authorized,
           3,066,597 shares issued and  2,977,124 outstanding at December 31, 1998                30,666
        Common stock subscribed, 10,000 shares at $0.01 at December 31,1998                          100
        Additional paid in capital                                                             6,086,850
        Treasury stock,  89,473 shares at cost                                                  (116,345)
        Retained earnings (deficit)                                                           (3,453,470)
        Accumulated other comprehensive income                                                       758
        Shareholder/subscription receivables:
           Common stock subscriptions receivable                                                 (43,920)
           Shareholder loans                                                                     (44,759)
                                                                                            ------------
                 Total shareholders' equity                                                    2,616,750
                                                                                            ------------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 39,203,588
                                                                                            ============


           See accompanying notes to consolidated financial statements





                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 1998 and 1997

                                                                         1998              1997
                                                                         ----              ----

Revenue:
      Revenue from Insurance Services:
          Insurance policy income                                   $  3,541,675        $  2,656,486
          Net Investment income                                        2,284,948           1,553,970
          Agency Management fee                                           49,613              13,800
      Revenue from Investment Services:
          Commissions and fees                                         2,243,608           2,218,888
          Asset management                                               208,465             154,500
      Other                                                               91,895              25,883
                                                                    ------------        ------------
              Total revenues                                           8,420,204           6,623,527
                                                                    ------------        ------------
Expenses:
      Insurance Services Expenses:
          Other insurance services expenses                            1,457,709           1,051,683
          Policyholder benefits                                        2,599,087           2,239,093
          Amortization of deferred policy
              acquisition costs                                          944,911             211,994
          Amortization of present value of insurance in force          1,373,846             392,581
          Equity in losses of subsidiary                                      --              19,264
      Investment services expenses:
          Commission expense                                           1,939,228           1,928,500
          Other investment services expenses                             141,283             111,767
      General and administrative                                       2,143,695           1,022,536
      Stock based compensation                                            10,980             300,533
                                                                    ------------        ------------
              Total expenses                                          10,610,739           7,277,951
                                                                    ------------        ------------
              Operating loss                                          (2,190,535)           (654,424)
Interest expense                                                           2,961              19,540
                                                                    ------------        ------------
              Loss from continuing
                   operations before income taxes                     (2,193,496)           (673,964)
Provision (benefit) for income taxes                                     (80,923)            105,542
                                                                    ------------        ------------
Loss from continuing operations                                       (2,112,573)           (779,506)
Discontinued operations (net)                                                 --             (30,145)
                                                                    ------------        ------------
Net loss                                                            $ (2,112,573)       $   (809,651)
                                                                    ============        ============
Loss from continuing operations
      applicable to common shareholders                             $ (2,127,774)       $   (795,789)
                                                                    ============        ============
Net loss applicable to common
      shareholders                                                  $ (2,127,774)       $   (825,934)
                                                                    ============        ============
Basic and diluted:
   Loss from continuing operations per
      share of common stock, after dividends on
      preferred stock                                               $      (0.77)       $      (0.44)
                                                                    ============        ============
   Net loss per share of common stock,
      after dividends on preferred stock                            $      (0.77)       $      (0.45)
                                                                    ============        ============
   Weighted average common shares outstanding                          2,775,428           1,821,327
                                                                    ============        ============


           See accompanying notes to consolidated financial statements




                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997

                                                                                      COMMON      ADDITIONAL      RETAINED
                                                     PREFERRED          COMMON        STOCK        PAID IN        EARNINGS
                                                       STOCK            STOCK       SUBSCRIBED     CAPITAL       (DEFICIT)
                                                       -----            -----       ----------     -------       ---------

Balance, December 31, 1996                         $   180,920         14,193           176        826,547       (531,246)
   Comprehensive income (loss):
      Net loss                                              --             --            --             --       (809,651)
      Unrealized Gains(Losses) on securities
         available for sale                                 --             --            --             --             --
   Comprehensive income (loss)
   Common stock issued, 104,775 shares                      --          1,048            --        118,981             --
   Common stock issued for purchase of
      Rushmore Life 534,187 shares                          --          5,342            --      1,020,297             --
   Common stock issued for stock based
      compensation 128,761                                  --          1,287            --        554,193             --
   Common stock subscribed, 4,567 shares                    --             --            46          8,723             --
   Treasury stock acquired                                  --             --            --             --             --
   Preferred stock dividends paid                           --             --            --        (16,283)            --
   Stock subscriptions receivable                           --             --          (176)       (26,214)            --
   Loan and advances to officers/shareholders,
     net of repayments                                      --             --            --             --             --
   Increase in receivable from affiliates                   --             --            --             --             --
                                                   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1997                             180,920         21,870            46      2,486,244     (1,340,897)
   Comprehensive income (loss):
      Net loss                                              --             --            --             --     (2,112,573)
      Unrealized Gains(Losses) on securities
         available for sale                                 --             --            --             --             --
   Comprehensive income (loss)
   Common stock issued, 815,341 shares                      --          8,154           (46)     3,548,701             --
   Common stock subscribed, 10,000 shares                   --             --           100         54,900             --
   Common stock options exercised, 64,240 shares            --            642            --         12,206             --
   Treasury stock acquired 7,493 shares                     --             --            --             --             --
   Preferred stock redeemed                            (24,050)            --            --             --             --
   Preferred stock dividends paid                           --             --            --        (15,201)            --
   Stock subscriptions receivable                           --             --            --             --             --
   Loan and advances to officers/shareholders,
     net of repayments                                      --             --            --             --             --
   Decrease in receivable from affiliates                   --             --            --             --             --
                                                   -----------    -----------   -----------    -----------    -----------
Balance, December 31, 1998                         $   156,870         30,666           100      6,086,850     (3,453,470)
                                                   ===========    ===========   ===========    ===========    ===========



                                                     ACCUMULATED                  SHAREHOLDER/
                                                    COMPREHENSIVE    TREASURY     SUBSCRIPTION
                                                    INCOME (LOSS)      STOCK       RECEIVABLES       TOTAL
                                                    -------------      -----       -----------       -----

Balance, December 31, 1996                                   --             --       (139,653)       350,937
   Comprehensive income (loss):
      Net loss                                               --             --             --       (809,651)
      Unrealized Gains(Losses) on securities
         available for sale                                (110)            --             --           (110)
                                                                                                 -----------
   Comprehensive income (loss)                                                                      (809,761)
   Common stock issued, 104,775 shares                       --             --             --        120,029
   Common stock issued for purchase of
      Rushmore Life 534,187 shares                           --             --             --      1,025,639
   Common stock issued for stock based
      compensation 128,761                                   --             --             --        555,480
   Common stock subscribed, 4,567 shares                     --             --             --          8,769
   Treasury stock acquired                                   --        (78,881)            --        (78,881)
   Preferred stock dividends paid                            --             --             --        (16,283)
   Stock subscriptions receivable                            --             --         17,619         (8,771)
   Loan and advances to officers/shareholders,
     net of repayments                                       --             --         (3,954)        (3,954)
   Increase in receivable from affiliates                    --             --        (35,005)       (35,005)
                                                    -----------    -----------    -----------    -----------
Balance, December 31, 1997                                 (110)       (78,881)      (160,993)     1,108,199
   Comprehensive income (loss):
      Net loss                                               --             --             --     (2,112,573)
      Unrealized Gains(Losses) on securities
         available for sale                                 868             --             --            868
                                                                                                 -----------
   Comprehensive income (loss)                                                                    (2,111,705)
   Common stock issued, 815,341 shares                       --             --             --      3,556,809
   Common stock subscribed, 10,000 shares                    --             --             --         55,000
   Common stock options exercised, 64,240 shares             --             --             --         12,848
   Treasury stock acquired 7,493 shares                      --        (37,464)            --        (37,464)
   Preferred stock redeemed                                  --             --             --        (24,050)
   Preferred stock dividends paid                            --             --             --        (15,201)
   Stock subscriptions receivable                            --             --        (35,151)       (35,151)
   Loan and advances to officers/shareholders,
     net of repayments                                       --             --         57,701         57,701
   Decrease in receivable from affiliates                    --             --         49,764         49,764
                                                    -----------    -----------    -----------    -----------
Balance, December 31, 1998                                  758       (116,345)       (88,679)     2,616,750
                                                    ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements




                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1997

                                                                           1998          1997
                                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                       $(2,112,573)   $  (809,651)
      Adjustments to reconcile net (loss) to net
         cash (used) by operating activities:
           Realized (gains) and losses net                                 (10,742)            --
           Depreciation and amortization                                    54,875         32,361
           Loss from equity investment                                          --         19,264
           Stock based compensation                                         10,980        300,533
           CHANGE IN ASSETS AND LIABILITIES NET OF
              EFFECTS FROM PURCHASE OF RUSHMORE LIFE:
              (Increase) decrease in assets:
                Accounts receivable and due from reinsurers               (811,742)      (108,559)
                Prepaid expenses and deposits                             (190,796)       (63,079)
                Deferred policy acquisition costs                          306,523       (229,503)
                Present value of future profits                          1,373,846        392,581
                Amounts on deposit with reinsurer                       (2,302,383)    (2,694,507)
                Net deferred federal income taxes                          (81,602)            --
                Other assets                                                 6,297            734
              Increase (decrease) in liabilities:
                Accrued expenses and other liabilities                     (36,136)       125,105
                Due to reinsurers                                          131,216        837,607
                Future policy benefits                                       1,201         (5,184)
                Universal Life liabilities                               1,309,957      1,676,603
                Claims payable                                            (180,650)       103,650
                Net deferred federal income taxes                               --        253,807
                                                                       -----------    -----------
Net cash flows (used) by operating activities                           (2,531,729)      (168,238)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                               (406,101)       (56,561)
      Cash acquired in acquisition of Rushmore Life net of cash paid            --      1,181,143
      Purchase of equity securities available for sale                    (290,719)          (797)
      Purchase of bonds available for sale                              (1,296,420)            --
      Increase in certificates of deposit                               (1,201,284)            --
      Sales of equity securities available for sale                        294,795             --
      Sales of bonds available for sale                                  1,100,000             --
                                                                       -----------    -----------
Net cash flows provided (used) by investing activities                  (1,799,729)     1,123,785
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans to officers and affiliate                                       57,701         (3,954)
      Proceeds from sale of Common Stock, net of offering cost           3,768,409        185,092
      Preferred stock redeemed                                             (24,050)            --
      Purchase of treasury stock                                           (37,464)       (78,881)
      Preferred Stock dividends paid                                       (15,201)       (16,283)
      Payments on notes payable                                            (26,943)        63,271
                                                                       -----------    -----------
Net cash flows provided by financing activities                          3,722,452        149,245
                                                                       -----------    -----------
Change in cash and cash equivalents                                       (609,006)     1,104,792
Cash and cash equivalents at beginning of period                         1,222,820        118,028
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   613,814    $ 1,222,820
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $     9,772    $    19,966
Cash paid (received) for income taxes                                  $    (8,299)   $    47,702


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

Rushmore Life Insurance Company ("Rushmore Life"), a wholly owned subsidiary of the Company, was incorporated January 27, 1989 as First Financial Life Insurance Company. Rushmore Life is licensed to conduct the business of reinsurance by the state of Arizona. Rushmore Life coinsures up to a 50% interest in the policies written through representatives of Rushmore Agency that are issued by life insurance companies that have entered into modified coinsurance agreements with Rushmore Life. The Company acquired Rushmore Life on April 8, 1997 in a transaction described in note 4.

Rushmore Financial Corporation ("RFC") was organized in 1993 as a wholly owned subsidiary. The primary business of RFC was offering consumer-lending services, including first mortgage loans, real estate loans, private mortgage acquisitions and other services through its national marketing agreements with a number of national lenders. The business of this subsidiary was discontinued in 1996 and its net results of operations are set forth in "loss from discontinued operations." On March 3, 1997, the Company sold RFC for $10 and the resulting loss on sale is set forth in loss from discontinued operations. This event did not have a material adverse effect on the financial position or results of operations of the Company.

Rushmore Investment Advisors, Inc. ("Rushmore Advisors") was organized in 1996 as a wholly owned subsidiary. The business of Rushmore Advisors is to provide fee-based investment advice and funds management to customers of the Company. Rushmore Advisors is registered as an investment adviser with the Securities and Exchange Commission and the Texas Securities Board. Rushmore Advisors offers both discretionary and nondiscretionary management of customer accounts, but does not hold custody of customer funds.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency offers life, health, and disability insurance and annuities through a network of agents. Rushmore Agency is 100% owned by D.M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency has been consolidated in the accompanying consolidated financial statements.

Rushmore Realty, Incorporated ("Rushmore Realty") is a wholly owned subsidiary that was acquired from a related party, D. M. "Rusty" Moore, in April 1998 for a cash purchase price of $10. Rushmore Realty was organized as a Texas corporation in 1993 and has no current operations.




 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Consolidation Policy

     The accompanying consolidated financial statements include the accounts of Rushmore Financial Group, Inc. and its subsidiaries, Rushmore Securities, RFC, Rushmore Advisors, Rushmore Life, and Rushmore Realty and its affiliate Rushmore Agency. All significant intercompany transactions have been eliminated in consolidation.

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

 (c) Equity Investment

     As of December 31, 1996, the Company owned approximately 25% of the outstanding common stock of First Financial Life Companies, Inc. ("FFLC"). FFLC owned 100% of the common stock of Rushmore Life. The investment in Rushmore Life prior to April 1997 is accounted for using the equity method and the Company's proportional share of any intercompany profits or losses are eliminated.

     On April 8, 1997, the Company acquired the remainder of FFLC, which was consolidated at that time (see note 4).

 (d) Investments

     Certificates of deposit purchased with maturities generally less than one year, are reflected at cost, which approximates estimated fair value. All short-term investments with maturities of less than three months are considered to be cash equivalents. Bonds available for sale have maturities of less than three years and are carried at fair value based on quoted market price. The Company recorded a change in unrealized gains of $868 for 1998. The Company also reported net realized gains of $10,742 as a component of Net Investment Income for the year ended December 31,1998. Net realized gains were composed of gross gains of $11,837 and gross losses of $1,095. Proceeds from sales of investments available for sale were $1,394,795 for the year ended December 31, 1998. The Company determines realized gains or losses based on the specific identification method.

     The Company had assets of $100,000 as of December 31, 1998 and 1997, on deposit with state regulatory authorities to fulfill statutory requirements.

 (e) Deferred Policy Acquisition Costs

     Costs which vary with and which are directly related to the acquisition of new business have been deferred to the extent that such costs are deemed recoverable through future revenues. These costs primarily include commissions and allowances. For universal life, such costs are amortized generally in proportion to the present value (principally using the assumed crediting rate) of expected gross profits. This amortization is adjusted retrospectively when the insurance subsidiary revises its estimates of current or future gross profits to be realized from a group of policies. For traditional products, such costs are amortized with interest over the premium-paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue.



 (f) Present Value of Future Profits

     The present value of future profits represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest, based on credited rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits. Accumulated amortization was $1,766,427 at December 31, 1998.

 (g) Future Policy Benefits

     The liability for future policy benefits of long duration contracts has been computed by the net level premium method based on estimated future investment yield, mortality, morbidity, and withdrawal experience. Reserve interest assumptions are based on amounts guaranteed in the Modified Coinsurance Treaty. Mortality, morbidity, and withdrawal assumptions reflect the experience of the life insurance subsidiary modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions vary by plan, year of issue, and duration.

 (h) Universal Life Contract Liabilities

     With respect to universal life contracts, the insurance subsidiary utilizes the retrospective deposit accounting method. Contract liabilities include the accumulated fund balances of such policies and represent the premiums received plus accumulated interest, less mortality and administration charges.

     Contract liabilities also include the unearned revenue reserve, which reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges on universal life products. These excess charges have been deferred and are being recognized in income over the period that benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

(i)  Recognition of Premium Revenue and Related Expenses

     Traditional life insurance premiums are recognized as revenue over the premium-paying period. Future policy benefits and policy acquisition costs are associated with the premiums as earned by means of the provision of future policy benefits and amortization of deferred policy acquisition costs.

     Revenues for universal life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

(j)  Recognition of Commission Revenue

     Commission revenue on insurance agency policy sales is recognized when the premium is billed to the policyholder and therefore earned and is included in insurance policy income in the consolidated statements of income. Commission revenue on securities transactions (and related expense) is recorded on a trade date basis. Securities commissions related to mutual funds are recognized as income when received.

(k)  Policy and Contract Claims

     Policy and contract claims include provisions for reported claims in process of settlement and incurred but not reported claims valued in accordance with the terms of the related policies and contracts.



(l)  Reinsurance

     In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid over such limits. This is done by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The maximum risk retained by the Company on any one life is $25,000.

     The Company reports assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance recoverables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance recoverables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

(m)  Equipment

     Equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Expenditures for maintenance and repairs are charged against income in the year in which they are incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income.

(n)  Income Taxes

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

(o)  Authorized Shares

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

(p)  Net Income (Loss) per Common Share

     Basic earnings per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). Stock options to purchase common stock outstanding for the years ended December 31, 1998 and 1997 were not included in the computation of diluted income
     (loss) per share because of the net loss for the years ended December 31, 1998 and 1997 and as such were considered antidilutive.



     The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the years 1998 and 1997:


                                                                            1998                  1997
                                                                            ----                  ----
                    Loss from continuing operations:                    $(2,112,573)          $  (779,506)
                    Less dividends on preferred stock                       (15,201)              (16,283)
                                                                        -----------           -----------
                    Loss from continuing operations applicable
                        To common shares, basic and diluted              (2,127,774)             (795,789)
                    Less discontinued operations                                 --               (30,145)
                                                                        -----------           -----------
                       Net loss applicable to common shares
                            basic and diluted                           $(2,127,774)          $  (825,934)
                                                                        ===========           ===========
                    Weighted average number of common shares
                        outstanding - basic and diluted                   2,775,428             1,821,327
                                                                        ===========           ===========


(q)  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," in 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of shareholders' equity. The Statement required only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(r)  Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

(s)  Reclassification

     Certain 1997 balances have been reclassified to conform to the 1998 presentation.

(3)      INDUSTRY SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under previous standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under previous standards. The statement required only additional disclosures in the consolidated financial statements; it does not affect the consolidated financial position or results of operations of the Company.

The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities and Rushmore Advisors offer broker dealer services and funds management respectively. Their operations have been included in the investment services segment. Both Rushmore Agency and Rushmore Life offer insurance products but have been further segregated. Rushmore agency offers life, health and disability







                                   Page F-11
insurance and annuities and earns commissions on the sales of those products. The operations of Rushmore Agency are reported as the insurance agency services segment. Rushmore Life assumes mortality risks by way of coinsurance agreements under which it assumes up to a 50% interest in the policies written through representatives of Rushmore Agency. The operations of Rushmore Life have been reported as the insurance segment.

The assets of the parent company, Rushmore Financial Group, Inc., are included in the Other category of identifiable assets and include primarily equipment of $469,472, net of accumulated depreciation, and cash and investments of $488,043. The expenses of the parent company are included in Other Expenses and are composed primarily of salaries, professional fees and rent relating to holding company operations.



The following summarizes the Company's industry segment data of identifiable assets as of December 31, 1998:

Identifiable assets:
         Investment services                       $   258,415
         Insurance agency services                     291,252
         Insurance                                  37,530,455
         Other                                       1,123,466
                                                   -----------
            Total assets per consolidated
              balance sheet                        $39,203,588
                                                   ===========



The following summarizes the Company's industry segment data of net income for the years ended December 31, 1998 and 1997:

                                                                 1998                 1997
                                                                 ----                 ----
Revenue
         Investment services                                $  2,452,073           $  2,373,388
         Insurance agency services                               262,360                145,127
         Insurance                                             5,613,876              4,079,129
         Other                                                    91,895                 25,883
                                                            ------------           ------------
            Total revenue                                      8,420,204              6,623,527
                                                            ------------           ------------

Expenses
         Investment services                                   2,766,405              2,369,353
         Insurance agency services                               702,428                 49,594
         Insurance                                             5,982,855              3,875,066
         Other                                                 1,159,051                983,938
                                                            ------------           ------------
            Total expenses                                    10,610,739              7,277,951
                                                            ------------           ------------

Interest
         Investment services                                          --                     62
         Insurance agency services                                (5,761)                12,384
         Other                                                     8,722                  7,094
                                                            ------------           ------------
            Total interest                                         2,961                 19,540
                                                            ------------           ------------

Provision for income taxes
         Insurance                                               (80,923)               105,542
                                                            ------------           ------------

Net income (loss)
         Investment services                                    (314,332)                 3,973
         Insurance agency services                              (434,307)                83,147
         Insurance                                              (288,056)                98,521
         Other                                                (1,075,878)              (965,149)
         Discontinued Operations (net)                                --                (30,145)
                                                            ------------           ------------
            Net (loss) per consolidated statements
                of income                                   $ (2,112,573)          $   (809,651)
                                                            ============           ============




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

All assets and liabilities have been adjusted to fair value for the remaining 74.6% purchase of FFLC. Unaudited balance sheet information for FFLC at fair value, on the date of acquisition is as follows:

         Assets:
            Cash and short-term investments                    $  1,319,043
            Amounts on deposit with reinsurer                    27,788,767
            Deferred policy acquisition costs                     2,066,194
            Present value of future profits                       1,155,908
            Notes, accounts receivable and uncollected
                premiums                                            318,640
            Equipment                                                 6,571
            Deferred federal income taxes                           263,879
                                                               ------------
                    Total assets                                 32,919,002
         Liabilities and shareholders' equity:
            Future policy benefits                                   91,376
            Universal life contract liabilities                  31,203,408
            Claims payable                                          205,216
            Due reinsurer                                           158,296
            Accrued expenses and other liabilities                  129,765
                                                               ------------
                    Total liabilities                            31,788,061
                                                               ------------
         Net assets at fair value                              $  1,130,941
                                                               ============


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

At December 31, 1998, Rushmore Securities had net capital of approximately $69,431 and net capital requirements of $50,000. Rushmore Securities' ratio of aggregate indebtedness to net capital was 2.17 to 1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1.

(6)  CONCENTRATION RISK

At December 31, 1998, and at various other times throughout 1998, the Company had cash balances in excess of federally insured limits. Cash accounts in banks are insured by the FDIC for up to $100,000. None of the cash balances exceeded the insured limit at December 31, 1998.

(7)  REINSURANCE

Substantially all of the Company's consolidated business activity is the result of modified coinsurance treaties entered into with Conseco Life Insurance Company ("CLIC"), a subsidiary of Conseco, Inc. ("Conseco") and Southwestern Life Insurance Company ("SWL"), a subsidiary of Southwestern Life Corporation ("SLC"). Under the terms of the agreements, Rushmore Life assumes a quota share risk on all policies that are issued by CLIC and SWL as a result of applications submitted by agents affiliated with the Company. The quota share of the Company percentage falls between 33-1/3% and 50% on all business submitted. Because the treaties are on the basis of modified coinsurance, CLIC and SWL establish 100%




                                   Page F-14
of the reserves required to be held by the various state insurance regulatory authorities. Rushmore Life, in turn, deposits with CLIC and SWL an amount equal to its quota share of the reserves. CLIC and SWL pay Rushmore Life interest on the deposits at the investment rate assumed in the pricing of each product. These deposits are included in the amounts on deposit with reinsurer account balance in the financial statements. Although Rushmore Life is credited with interest based on the reserve deposits, the legal owners of the assets are CLIC and SWL, not Rushmore Life. The universal life contract liabilities recorded on the consolidated balance sheet at December 31, 1998 also include amounts that have been assessed to compensate the Company for services to be performed in the future. Such amounts are not earned in the period assessed. Such unearned revenue amounts are recognized in income over the periods benefited using the same assumptions and factors used to amortize deferred acquisition costs. Amounts that are assessed against the policyholder balance as consideration for origination of the contract, often referred to as initiation or front-end fees, are unearned revenues. At December 31, 1998, unearned revenue reserves included in universal life contract liabilities were $978,515.

For the years ended December 31, 1998 and 1997 the Company assumed statutory premiums of approximately $6,288,000 and $7,507,000, respectively, and paid approximately $1,834,000 and $1,821,000, respectively, in retroceded premiums.

CLIC, Conseco, SWL and Facilities Management Installation ("FMI") provide all necessary functions to fully process, administer, and account for the insurance business of Rushmore Life. For the years ended December 31, 1998 and 1997, Rushmore Life paid these companies for such services and policy maintenance as follows:

                                         1998               1997
                                         ----               ----
Conseco, Inc. fees                     $201,006          $206,312
FMI fees                                 19,498            20,379
CLIC & SWL policy maintenance
 fees                                   288,834           301,972


Rushmore Life has set its retention limit for acceptance of risk on life insurance policies at $25,000. Risk in excess of the $25,000 limit is reinsured back to CLIC and SWL pursuant to certain reinsurance agreements. Rushmore Life pays CLIC and SWL to reinsure the excess risk according to mortality schedules that are contained in the reinsurance agreements. Rushmore Life paid CLIC and SWL approximately $1,834,000 and $1,821,000 for reinsurance costs for the years ended December 31, 1998 and 1997, respectively. CLIC has ceded to Rushmore Life Company approximately $865,176,000 of insurance in force as of December 31, 1998. Pursuant to the reinsurance agreements with CLIC Rushmore Life has in turn retroceded approximately $481,562,000 of insurance in force to CLIC, retaining risk equal to the difference.

SWL has ceded to Rushmore Life approximately $44,145,000 of insurance in force as of December 31, 1998. Pursuant to the reinsurance agreement with SWL, Rushmore Life has in turn retroceded approximately $29,337,000 of insurance in force to SWL, retaining risk equal to the difference.

(8)  EQUIPMENT

The principal categories of equipment are summarized as follows:

Computer equipment and software          $174,434
Office furniture and fixtures             169,796
Leasehold improvements                    233,411
                                         --------
                  Total costs             577,641
Less accumulated depreciation             106,804
                                         --------
                                         $470,837
                                         ========




Depreciation included in the determination of net income amounted to $45,597 and $19,897 in 1998 and 1997, respectively.

(9)  PREFERRED STOCK

The Company has authorized 100,000 shares of preferred stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are two classes of Preferred Stock now outstanding totaling 15,687 shares or $156,870. The Board of Directors has designated an authorized class of 25,000 preferred shares, called 9% Cumulative Preferred Stock, which was sold at a price of $10 per share and an authorized class of 13,792 preferred shares, called Series A Cumulative Preferred Stock which was offered at a price of $10 per share. In 1998, the Company redeemed 2,300 9% cumulative preferred shares at a cost of $23,000 and 105 series A cumulative preferred shares at a cost of $1,050. Preferred Stock has the following rights and preferences:

         DIVIDENDS. The Company will declare and pay a 9% quarterly dividend on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been missed. No dividends were in arrears at December 31, 1998 and 1997.

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



(10)     COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases its offices under operating leases that expire at various dates through 2002. Future minimum lease payments are as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
                  1999                282,564
                  2000                270,588
                  2001                144,714
                  2002                 51,378


     Rent expense for the year totaled approximately $272,376 and $158,630 in 1998 and 1997, respectively, and is included in general and administrative expenses.

(b)  Litigation

     Rushmore Securities has been named as a defendant in an arbitration filed with the Director of Arbitration of the National Association of Securities Dealers, Inc. Claimants seek $257,000, damages, interest, attorney's fees and costs. The matter is set for hearing on May 18, 1999. Rushmore Securities is strenuously contesting the claims made by claimants.

     Rushmore Securities is named as a defendant in another arbitration filed with the National Association of Securities Dealers. The claimant alleges losses of about $87,000 in connection with his breach of contract, misrepresentation and fraud claims. The case is still in the early stages of discovery and it is difficult to predict how the arbiters will ultimately rule.

     The consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainties. In the opinion of Rushmore Securities' management, the ultimate disposition of these matters will not have a material adverse effect on Rushmore Securities' financial condition.

(11) INCOME TAXES

The provision for income taxes for the years ended December 31, 1998 and 1997 consists of the following:

                                                     1998              1997
                                                     ----              ----
       Current expense (benefit)                $        679      $  (148,265)
       Deferred expense (benefit)                   (784,016)         134,947
       Change in valuation allowance                 702,414          118,860
                                                  ----------      -----------
                                                  $  (80,923)      $  105,542
                                                  ==========       ==========




     Deferred federal income tax were comprised of the following at December 31, 1998:

       Deferred federal income tax assets:
          Life reserves                                          $ 11,646,473
          Present value of future profits                             207,576
          Accrued expenses                                             83,047
          Net operating loss carryforward                             801,811
          Alternative minimum tax credit                               36,436
          Equity investment in Rushmore Life at date
             of acquisition                                            33,477
                                                                 ------------
                 Gross deferred income tax assets                  12,080,820
          Valuation allowance                                        (917,352)
                                                                 ------------
                 Total gross deferred income tax assets            11,891,468

       Deferred income tax liabilities:
          Funds on deposit                                        (11,147,123)
          Deferred acquisition costs                                 (650,536)
          Due premium                                                  (2,135)
                                                                 ------------
                 Total deferred income tax liabilities            (11,799,794)
                                                                 ------------
                 Deferred federal income taxes                   $     91,674
                                                                 ============


      A reconciliation of expected federal income tax expense to federal income tax expense as shown in the consolidated statements of net income (loss) is as follows:

                                                                               1998                 1997
                                                                            ----------            -------
          Computed "expected" federal income tax expense (benefit)          $(745,789)          $(239,396)
          Tax adjustments:
             Meals and entertainment                                            5,583              10,825
             Stock compensation                                                    --             102,181
             Goodwill amortization                                              3,602                  --
             Small life company deduction                                          --              95,535
             Change in valuation allowance                                    702,414             118,860
             Other                                                            (46,733)             17,537
                                                                            ---------           ---------

          Reported federal income tax expense (benefit)                     $ (80,923)          $ 105,542
                                                                            =========           =========


      The Company has net operating losses of $2,222,841 excluding the insurance operations of Rushmore Life, which files a separate return, which may be used to offset future taxable income. Rushmore Life also has a net operating loss carryforward of $135,427. These loss carryforwards expire at various dates through 2013. No tax benefit has been reported in the financial statements due to historical losses of the Company. The Company has recorded a valuation allowance to offset any deferred tax benefits arising from net operating losses, equity investment in Rushmore Life at the date of acquisition, and the effect of the small life company deduction.

(12) DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Changes in deferred acquisition costs were as follows:

                                                                              1998            1997
                                                                              ----            ----
                          Balance at beginning of year                 $  2,295,697    $  2,066,194
                          Additions                                         638,388         441,497
                          Amortization related to operations               (944,911)       (211,994)
                                                                       ------------    ------------
                          Balance, end of year                         $  1,989,174    $  2,295,697
                                                                       ============    ============




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

Expected future profits used in determining such values are based on actuarial determinations of future premium collection, mortality, morbidity, surrenders, operating expenses and yields on assets held to back policy liabilities as well as other factors. The expected future profits derived from these assumptions combined with the contract features and guarantees are positive in early durations and negative in later durations. The initial present value of these profits was positive, while later present values are negative producing a net liability. Variances from original projections, whether positive or negative, are included in income as they occur. To the extent that these variances indicate that future profits will differ from those included in the original scheduled amortization of the value of the future profits, current and future amortization may be adjusted. Recoverability of the value of future profits is evaluated annually and appropriate adjustments are then determined and reflected in the financial statements for the applicable period.

Information related to the present value of future profits for the year ended December 31, 1998 is as follows:

                                                       1998                1997
                                                       ----                ----

             Balance at beginning of year         $   763,327       $ 1,155,908
             Accretion of interest                     20,734            33,369
             Amortization                          (1,394,580)         (425,950)
                                                  -----------       -----------
             Balance at end of year               $  (610,519)      $   763,327
                                                  ============      ===========

(13)     STOCK OPTION PLANS

The Company has an Incentive Stock Option Plan available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. Options for a total of 249,999 shares were granted under the plan as of December 31, 1998 and 1997.

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


The per share weighted-average fair value of stock options granted during 1998 and 1997 was $1.84 and $0.61, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 1998 - expected volatility of 129.51%, no dividend yield, risk-free interest rate of 4.805% and an expected life of 6.0 years. 1997 - no expected volatility or dividend yield, risk-free interest rate of 6.495% and an expected life of 6.7 years.

The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to the pro forma amounts indicated below:


                                                                   1998                     1997
                                                              --------------           -------------
          Net loss applicable to common shareholders:
             As reported                                       $  (2,127,774)          $    (825,934)
             Pro forma                                            (2,190,182)               (833,435)

          Net loss per share - basic and diluted:
             As reported                                                (.77)                   (.45)
             Pro forma                                                  (.79)                   (.46)



Pro forma net losses reflect only options granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:

                                                                    WEIGHTED-AVERAGE
                                                     NUMBER OF          EXERCISE
                                                      SHARES             PRICE
                                                     ---------      ----------------
               Balance at December 31, 1996           137,500           $  0.50
                  Granted                              55,749              1.79
                  Exercised                           (28,426)            (0 32)
                                                      -------
               Balance at December 31, 1997           164,823              0.96
                  Granted                              52,000              2.21
                  Exercised                           (64,240)            (0.20)
                  Expired                             (27,500)            (1.37)
                                                      -------
               Balance at December 31, 1998           125,083              1.79
                                                      =======



At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.04 - $5.00 and 5.29 years, respectively.

At December 31, 1998 and 1997, the number of options exercisable was 80,483 and 148,573 respectively; and the weighted-average exercise price of those options was $1.51 and $0.86, respectively.



(14)     STOCK BASED COMPENSATION

During 1998 10,000 shares were subscribed to by employees at a subscription price of $0.01 per share and a fair value of $5.50 per share with a vesting schedule over 5 years. Stock based compensation of $10,980 was recognized by the Company and is included in consolidated statements of income for the year ended December 31, 1998. During 1997, 128,761 shares of common stock were issued to employees and agents at an average price per share of $1.92 and an average discounted fair value per share of $4.25. Stock based compensation of $300,533 was recognized by the Company and is included in the consolidated statements of income for the year ended December 31, 1997.

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments at December 31, 1998:



                                                                  CARRYING             ESTIMATED
                                                                   AMOUNT              FAIR VALUE
                                                                   ------              ----------
          Financial assets:
            Cash and cash equivalents                            $   613,814              613,814
            Certificates of deposit                                1,201,284            1,201,284
            Amounts on deposit with reinsurer                     32,785,657           32,785,657
            Bonds available for sale                                 204,641              204,641
            Accounts receivable and due from reinsurers            1,328,659            1,328,659
            Shareholder loans                                         44,759               44,759

          Financial liabilities - notes payable                       60,352               60,352



The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable and due from insurers and shareholder loans approximates fair value due to the short maturity period for these financial instruments.

The fair value of amounts on deposit with reinsurer and notes payable, approximates the carrying value due to the fact the interest rates approximate market interest rates at December 31, 1998.

The fair value of bonds available for sale is based on quoted market prices.

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




(16)     SHAREHOLDERS' EQUITY AND RESTRICTIONS

At December 31, 1998 substantially all the net assets of Rushmore Life cannot be transferred to the Company in the form of dividends, loans or advances. Generally, the net assets of Rushmore Life available for transfer to the Company are limited to the lesser of the Rushmore Life's net gain from operations during the preceding year or 10% of the Rushmore Life's net surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by regulatory authorities.

Rushmore Life statutory surplus at December 31, 1998 was $1,140,801 and statutory net loss was $(112,409) and $(477,634) for the years ended December 31, 1998 and 1997, respectively.

Rushmore Life has calculated its risk based capital (RBC) in accordance with the National Association of Insurance Commissioners (NAIC) Model Rule and RBC rules as adopted by its state of domicile, Arizona. The RBC, as calculated by Rushmore Life, exceeded levels requiring Company or regulatory action.

(17)     SUBSEQUENT EVENT

On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Under the terms of the agreement all reinsurance is terminated and Conseco will recapture all risks formerly assumed by Rushmore Life. On March 9, 1999 CLIC paid $500,000 to the Company as consideration and in settlement of the amounts due CLIC from the Company and the amounts due the Company from CLIC with a realized gain before taxes of approximately $1,016,000.



This recapture represents 96% of the Company's net face amount of insurance in force as of December 31, 1998. Had the Company effected the transaction as of December 31, 1998 the pro forma effects on the Company's Balance Sheet (unaudited) would have been:




                 RUSHMORE FINANCIAL GROUP, IN. AND SUBSIDIARIES
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998
                                  (UNAUDITED)

                                                                 AS REPORTED              ADJUSTMENTS              PRO FORMA
                                                                 -----------              -----------              ---------
                          ASSETS
Investments:
     Cash and cash equivalents                                   $    613,814             $    500,000             $  1,113,814
     Amounts on deposit with reinsurer                             32,785,657              (28,412,046)               4,373,611
     Other invested assets                                          1,405,925                       --                1,405,925
                                                                 ------------             ------------             ------------
          Total investments                                        34,805,396              (27,912,046)               6,893,350
                                                                 ------------             ------------             ------------
Deferred policy acquisitions costs                                  1,989,174               (1,903,296)                  85,878
Goodwill                                                              246,326                 (216,552)                  29,774
Other assets and intangibles                                        2,162,692               (1,087,395)               1,075,297
                                                                 ------------             ------------             ------------
          Total assets                                           $ 39,203,588             $(31,119,289)            $  8,084,299
                                                                 ============             ============             ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Universal life contract liabilities                         $ 34,189,968             $(29,797,349)            $  4,392,619
     Present value of future profits                                  610,519                 (610,519)                      --
     Other liabilities                                              1,786,351               (1,518,058)                 268,293
                                                                 ------------             ------------             ------------
          Total liabilities                                        36,586,838              (31,925,926)               4,660,912
                                                                 ------------             ------------             ------------
Shareholders' Equity:
     Additional paid in capital                                     6,086,850                       --                6,086,850
     Retained earnings (deficit)                                   (3,453,470)                 806,637               (2,646,833)
     Other components of shareholders' equity                         (16,630)                      --                  (16,630)
                                                                 ------------             ------------             ------------
          Total shareholders' equity                                2,616,750                  806,637                3,423,387
                                                                 ------------             ------------             ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 39,203,588             $(31,119,289)            $  8,084,299
                                                                 ============             ============             ============





     Had the Company effected this transaction as of January 1, 1998 the Company's net income (loss) would have been changed to the (unaudited) pro forma amounts indicated below. These results exclude the one time gain realized on the recapture.


                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (UNAUDITED)


                                                                 AS REPORTED              ADJUSTMENTS              PRO FORMA
                                                                 -----------              -----------              ---------

Revenue:
     Revenue from Insurance Services:
          Insurance policy income                                $  3,541,657             $ (3,113,589)            $    428,086
          Net Investment income                                     2,284,948               (1,863,083)                 421,865
          Management fee                                               49,613                       --                   49,613
     Revenue from Investment Services:
          Commissions and fees                                      2,243,608                       --                2,243,608
          Asset management                                            208,465                       --                  208,465
     Other                                                             91,895                  (27,001)                  64,894
                                                                 ------------             ------------             ------------
               Total revenues                                       8,420,204               (5,003,673)               3,416,531
                                                                 ------------             ------------             ------------
Expenses:
     Insurance Services Expenses:
          Other insurance services expenses                         1,457,709                 (841,584)                 616,125
          Policyholder benefits                                     2,599,087               (2,269,384)                 329,703
          Amortization of deferred policy acquisition costs           944,911                 (796,062)                 148,849
          Amortization of present value of insurance in force       1,373,846               (1,373,846)                      --
     Investment services expenses:
          Commission expense                                        1,939,228                       --                1,939,228
          Other investment services expenses                          141,283                       --                  141,283
     General administrative                                         2,143,695                       --                2,143,695
     Stock based compensation                                          10,980                       --                   10,980
                                                                 ------------             ------------             ------------
               Total expenses                                      10,610,739               (5,280,876)               5,329,863
                                                                 ------------             ------------             ------------
               Operating income (loss)                             (2,190,535)                 277,203               (1,913,332)
Interest expense                                                        2,961                       --                    2,961
                                                                 ------------             ------------             ------------
               Income (loss) from continuing
                 operations before income taxes                    (2,193,496)                 277,203               (1,916,293)
Provision for income taxes                                            (80,923)                  39,612                  (41,311)
                                                                 ------------             ------------             ------------
Net income (loss)                                                $ (2,112,573)            $    237,591             $ (1,874,982)
                                                                 ============             ============             ============
Net income (loss) applicable to common shareholders              $ (2,127,774)            $    237,591             $ (1,890,813)
                                                                 ============             ============             ============
Basic and diluted:
     Net income (loss) per share of common stock,
       after dividends on preferred stock                        $      (0.77)            $       0.09             $      (0.68)
                                                                 ============             ============             ============
     Weighted average common shares outstanding                     2,775,428
                                                                 ============



ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The sections entitled "Directors, Director Nominees and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999, sets forth certain information with respect to the directors and executive officers of the Company.

ITEM 10.          EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999, sets forth certain information with respect to the compensation of management of the Registrant.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999, set forth certain information with respect to the ownership of the Registrant's Common Stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1999, sets forth certain information with respect to these matters.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         21.      Subsidiaries

         27.      Financial Data Schedule

(b) Reports on Form 8-K

                  Registrant filed a Form 8-K on March 22, 1999 to report a disposition of assets.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RUSHMORE FINANCIAL GROUP, INC.



March 30, 1999                 By:      /s/ D.M. (Rusty) Moore, Jr.
                                  ---------------------------------------------
                               D.M. (Rusty) Moore, Jr., President and
                               Chief Executive Officer and Director
                               (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 30, 1999                 /s/ Robert W. Hendren
                               ------------------------------------------------
                               Robert W. Hendren, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

March 30, 1999                 /s/ James W. Clark
                               ------------------------------------------------
                               James W. Clark, Secretary and Director

March 30, 1999                 /s/ F.E. Mowery
                               ------------------------------------------------
                               F.E. Mowery, Director

March 30, 1999                 /s/ Timothy J. Gardiner
                               ------------------------------------------------
                               Timothy J. Gardiner, Director

March 30, 1999                 /s/ Mark S. Adler
                               ------------------------------------------------
                               Mark S. Adler, Director

March 30, 1999                 /s/ James Fehleison
                               ------------------------------------------------
                               James Fehleison, Director

March 30, 1999                 /s/ Gayle C. Tinsley
                               ------------------------------------------------
                               Gayle C. Tinsley, Director

March 30, 1999                 /s/ William C. Keane
                               ------------------------------------------------
                               William C. Keane, Director

March 30, 1999                 /s/ Charles M. Duke
                               ------------------------------------------------
                               Charles M. Duke, Director

                               INDEX TO EXHIBITS


     EXHIBIT NO.
     -----------

         21.      Subsidiaries

         27.      Financial Data Schedule