Form 10QSB
period 1999-03-31
RUSHMORE FINANCIAL GROUP INC
filed 1999-05-14
CIK 884892

                                 UNITED STATES
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

                13355 Noel Road, Suite 650, Dallas, Texas 75240
            --------------------------------------------------------
                                  972-450-6000
            --------------------------------------------------------
                (Issuer's telephone number, including area code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 1999: 3,007,499 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                              Yes        No  XXX
                                  ------    ------

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1999             1998
                                                                                         ------------     ------------
                                     ASSETS
Investments:
     Cash and cash equivalents                                                           $  1,156,981     $    613,814
     Certificates of deposit                                                                  902,570        1,201,284
     Amounts on deposit with reinsurer                                                      4,486,525       32,785,657
     Bonds available for sale; amortized cost $203,883 at December 31, 1998                      --            204,641
     Equity securities available for sale                                                      50,000             --
                                                                                         ------------     ------------
             Total investments                                                              6,596,076       34,805,396
                                                                                         ------------     ------------
Deferred policy acquisitions costs                                                               --          1,989,174
Accounts receivable and due from reinsurers                                                   435,556        1,328,659
Prepaid expenses and deposits                                                                 263,186          270,894
Equipment, net of accumulated depreciation                                                    527,363          470,837
Deferred federal income taxes                                                                   9,652           91,674
Goodwill                                                                                       28,144          246,326
Other assets                                                                                      503              628
                                                                                         ------------     ------------
             Total assets                                                                $  7,860,480     $ 39,203,588
                                                                                         ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Future policy benefits                                                              $      5,112     $     87,393
     Universal life contract liabilities                                                    4,414,880       34,189,968
     Present value of future profits                                                             --            610,519
     Claims payable                                                                              --            128,216
     Notes payable                                                                             88,370           60,352
     Due to reinsurers                                                                         50,559        1,127,099
     Accrued expenses & other liabilities                                                     391,707          383,291
                                                                                         ------------     ------------
             Total liabilities                                                              4,950,628       36,586,838
                                                                                         ------------     ------------
Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares issued and outstanding at March 31, 1999 and
        December 31, 1998                                                                      20,000           20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
        13,687 shares issued and outstanding at March 31, 1999 and
        December 31, 1998                                                                     136,870          136,870
     Common stock-$0.01 par value, 10,000,000 shares authorized,
        3,096,972 shares issued and  3,007,499 outstanding at March 31, 1999;
        10,000,000 shares authorized and 3,066,597 issued and 2,977,124
        shares outstanding at December 31, 1998                                                30,969           30,666
     Common stock subscribed-8,000 shares at $0.01 at March 31, 1999;
        10,000 shares at $0.01 at December 31,1998                                                 80              100
     Additional paid in capital                                                             6,117,717        6,086,850
     Treasury stock; 89,473 shares at cost                                                   (116,345)        (116,345)
     Retained earnings (deficit)                                                           (3,235,519)      (3,453,470)
     Accumulated other comprehensive income                                                      --                758
     Shareholder/subscription receivables:
        Common stock subscriptions receivable                                                 (43,920)         (43,920)
        Shareholder loans                                                                        --            (44,759)
                                                                                         ------------     ------------
             Total shareholders' equity                                                     2,909,852        2,616,750
                                                                                         ------------     ------------
                                                                                         ------------     ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  7,860,480     $ 39,203,588
                                                                                         ============     ============

     See accompanying notes to consolidated financial statements.             3

                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)



                                                                        1999           1998
                                                                     -----------    -----------
Revenue:
     Revenue from Insurance Services:
        Insurance policy income                                      $   128,313    $   862,083
        Net Investment income                                             92,991        523,917
        Agency Management fee                                             40,238            704
        Gain on sale of insurance block                                1,016,268           --
     Revenue from Investment Services:
        Commissions and fees                                             680,263        499,824
        Asset management                                                  65,622         45,655
     Other                                                                11,320         15,996
                                                                     -----------    -----------
           Total revenues                                              2,035,015      1,948,179
                                                                     -----------    -----------
Expenses:
     Insurance Services Expenses:
        Other insurance services expenses                                133,630        314,438
        Policyholder benefits                                             68,100        441,939
        Amortization of deferred policy
           acquisition costs                                              92,864        218,543
        Amortization of present value of insurance in force                 --          332,215
     Investment services expenses:
        Commission expense                                               603,393        459,458
        Other investment services expenses                                43,739         24,884
     General and administrative                                          711,784        290,333
                                                                     -----------    -----------
           Total expenses                                              1,653,510      2,081,810
                                                                     -----------    -----------
           Operating income (loss)                                       381,505       (133,631)
Interest expense                                                             171          8,264
                                                                     -----------    -----------
           Income (loss) before income taxes                             381,334       (141,895)
Provision for income taxes                                               163,383           --
                                                                     -----------    -----------
Net income (loss)                                                    $   217,951    $  (141,895)
                                                                     ===========    ===========
Net income (loss) applicable to common shareholders                  $   214,422    $  (145,966)
                                                                     ===========    ===========
Basic:
   Net income (loss) per share of common stock,
     after dividends on preferred stock                              $      0.07    $     (0.07)
                                                                     ===========    ===========
   Weighted average common shares outstanding                          3,004,659      2,147,863
                                                                     ===========    ===========
Diluted:
   Net income (loss) per share of common stock,
     after dividends on preferred stock                              $      0.07    $     (0.07)
                                                                     ===========    ===========
   Weighted average common shares outstanding                          3,078,359      2,147,863
                                                                     ===========    ===========
     See accompanying notes to consolidated financial statements

                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                                   1999               1998
                                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                       $     217,951     $    (141,895)
       Adjustments to reconcile net income (loss) to net
          cash provided (used) by operating activities:
            Gain on sale of insurance block                                       (1,016,268)             --
            Realized (gains) and losses net                                           (3,933)             --
            Depreciation and amortization                                             29,680             8,205
            CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
               SALE OF INSURANCE BLOCK:
               (Increase) decrease in assets:
                 Accounts receivable and due from reinsurers                        (102,618)         (150,323)
                 Prepaid expenses and deposits                                         7,708             2,944
                 Deferred policy acquisition costs                                    85,878            90,789
                 Amounts on deposit with reinsurer                                  (112,914)          165,920
                 Net deferred federal income taxes                                    (9,652)          (44,579)
                 Other assets                                                          1,755              --
               Increase (decrease) in liabilities:
                 Accrued expenses and other liabilities                              334,086           217,654
                 Due to reinsurers                                                   114,483              --
                 Future policy benefits                                                  499               207
                 Universal Life liabilities                                           22,261          (316,391)
                 Present value of future profits                                        --             332,215
                 Claims payable                                                         --            (207,133)
                                                                               -------------     -------------
Net cash flows provided (used) by operating activities                              (431,084)          (42,387)
                                                                               -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                         (86,206)           (3,251)
       Purchase of equity securities available for sale                              (50,000)              110
       Decrease in certificates of deposit                                           298,714              --
       Sales of bonds available for sale                                             207,816              --
       Cash received on sale of insurance block                                      500,000              --
                                                                               -------------     -------------
Net cash flows provided (used) by investing activities                               870,324            (3,141)
                                                                               -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Loans to officers and affiliate                                                44,759            58,063
       Proceeds from sale of Common Stock                                             34,679            12,848
       Costs of stock offering                                                          --            (251,293)
       Preferred Stock dividends paid                                                 (3,529)           (4,071)
       Payments on notes payable                                                      (7,242)             --
       Proceeds from notes payable                                                    35,260              --
                                                                               -------------     -------------
Net cash flows provided (used) by financing activities                               103,927          (184,453)
                                                                               -------------     -------------
Change in cash and cash equivalents                                                  543,167          (229,981)
Cash and cash equivalents at beginning of period                                     613,814         1,222,820
                                                                               -------------     -------------
Cash and cash equivalents at end of period                                     $   1,156,981     $     992,839
                                                                               =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                  $         822     $       1,786
       Cash paid for income taxes                                              $        --       $      86,558

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of December 31, 1998, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. All financial information contained herein has been reclassified, where applicable, to include these net revenue and expenses for the three months ended March 31, 1998.

2.       Sale of Insurance Block

On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Under the terms of the agreement all reinsurance is terminated and all risks formerly assumed by CLIC were recaptured. On March 9, 1999 CLIC paid $500,000 to the Company as consideration and in settlement of the amounts due CLIC from the Company and the amounts due the Company from CLIC. The following table summarizes the categories of net asset changes relating to this sale:


              Assets                              Increase          Decrease
------------------------------------           ---------------   --------------
Cash                                           $   500,000       $      --
Amounts on Deposit With Reinsurers                    --          28,412,046
Accounts Receivable                                   --             995,721
Deferred Federal Income Tax                           --              91,674
Deferred Policy Acquisition Costs                     --           1,903,296
Goodwill                                              --             216,552



            Liabilities                           Decrease          Increase
------------------------------------           ---------------   --------------
Future Policy Benefits                         $    82,780       $      --
Universal Life Policy Liabilities               29,797,349              --
Present Value of Future Profits                    610,519              --
Claims Payable                                     128,216              --
Due to Reinsurers                                1,191,023              --
Accrued Expenses & Other Liabilities               116,039              --




            Net Income                            Decrease         Increase
------------------------------------           ---------------   --------------
Gain on Sale of Insurance Block                $      --         $ 1,016,268
Provision for Federal Income Tax                   209,631              --

3.  Industry Segment Information

The following summarizes the Company's industry segment data of identifiable assets as of March 31, 1999:



                                              1999
                                           ----------
           Insurance Agency                $  388,750
           Insurance Company                5,839,908
           Investment Services                348,941
           Other                            1,282,881
                                           ----------
                   Total                   $7,860,480
                                           ==========

The corresponding information regarding income segments is contained in the following management discussion and analysis of financial condition and results of operations.

 4.  Deferred Policy Acquisition Costs

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

Based on management's review of expected future gross profits, all unamortized deferred policy acquisition costs at March 31 were written off, resulting in additional amortization of $68,498. The Company continues to monitor the recoverability, and any change in the recoverability will be recorded when identified. Management does not anticipate that this will have a material effect on financial results.

5.       Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ending March 31, 1999 and 1998 consists of:




                                                                  Three Months Ended March 31,
                                                                     1999              1998
                                                                   ---------        ---------
     Net Income (Loss)                                             $ 217,951        $(141,895)

     Other comprehensive income (loss), net of tax
          Unrealized gains (losses) on securities, net
          of reclassification adjustment                                (758)             148
                                                                   ---------        ---------
     Comprehensive income (loss)                                   $ 217,193        $(141,747)
                                                                   =========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                               Three Months Ended March 31,
                                   1999             1998
                                ----------       ----------
Insurance Agency                $  141,601       $   26,267
Insurance Company                1,136,209        1,360,437
Investment Services                745,885          545,479
Other                               11,320           15,996
                                ----------       ----------
        Total                   $2,035,015       $1,948,179
                                ==========       ==========

Total revenues increased 4% from $1,948,179 for the first quarter of 1998 to $2,035,015 during the first quarter of 1999. The increase in investment services revenue was generally attributable to an increase of $102,018 in variable annuity commission income, plus an increase of $57,952 in investment brokerage revenue. The increase in insurance agency revenue was the result of an increase of $75,919 in life and health insurance commission income, plus earnings of $37,546 in Health Association management fees.

As a result of the insurance block sale, insurance company revenue decreased from $1,360,437 in 1998 to $1,136,209 (including $1,016,268 in gain on the sale to CLIC). Insurance premium income decreased $809,570 to $26,950; and net investment income decreased $430,926 to $92,991 as a result of the sale discussed above.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                               Three Months Ended March 31,
                                   1999            1998
                                ----------       ----------
Insurance Agency                $  257,346       $   31,382
Insurance Company                  175,846        1,301,671
Investment Services                837,269          630,607
Other                              383,049          118,150
                                ----------       ----------
        Total                   $1,653,510       $2,081,810
                                ==========       ==========

Insurance agency expenses increased from $31,382 in 1998 to $257,346 in 1999. Expenses to acquire sales leads rose to $51,132 in 1999 from zero in 1998, and agent commissions rose to $50,328 in 1999 from $146 in 1998. Payroll and employee benefit costs incurred to support additional sales volume rose to $84,600 in 1999 from $3,988 in 1998, and postage/printing costs rose to $25,081 in 1999 from $1,140 in 1998.

Insurance company expenses decreased from $1,301,671 in 1998 to $175,846 in 1999 due primarily to the sale of reinsurance business to CLIC.

Investment services expenses increased 33% from $630,607 in 1998 to $837,269 in 1999. Commissions paid as a percentage of commission revenue decreased slightly from 85.0% in 1998 to 84.1% in 1999. Non-commission expenses rose from $171,149 in 1998 to $233,870 in 1999; generally as a result of increases of $38,654 in payroll and benefits expense, and $12,388 in quotation service costs.

Other expenses increased 224% from $118,150 in 1998 to $383,049 in 1999 due primarily to increases in legal, professional, and personnel costs. Investor Relations fees increased from zero in 1998 to $10,865 in 1999. Legal and accounting fees increased to $29,020 in 1999 from $1,738 in 1998. The compensation and benefits increase of $123,357 was due mainly to additional personnel. As a result of acquiring additional computer equipment and office equipment, and of expanding office space, depreciation expense increased from $9,522 in 1998 to $28,871 in 1999.

Operating income (loss)

The following table sets forth the components of the Company's net income for the periods indicated:


                                 Three Months Ended March 31,
                                   1999              1998
                                -----------        -----------
Insurance Agency                $  (115,745)       $    (8,028)
Insurance Company                   796,980             58,766
Investment Services                 (91,384)           (85,128)
Other                              (371,900)          (107,505)
                                -----------        -----------
         Total                  $   217,951        $  (141,895)
                                ===========        ===========

The Company had net income of $217,951 for the first quarter of 1999; as opposed to a net loss of $141,895 for the same period in 1998. The net income applicable to common shareholders for the first quarter of 1999 was $214,422, or $0.07 per share (basic and diluted). For 1998, the net loss applicable to common shareholders of $145,966 was ($0.07) per share (basic and diluted). The increase in net income is attributable to the pre-tax gain of $1,016,268 on the disposition of the block of reinsurance policies, offset by increased expenditures in general & administrative expenses of $421,451 and increase in the provision for income taxes of $163,383. The provision for income taxes was primarily the result of the sale of the insurance block by Rushmore Life Insurance Company. Although the Company has significant net operating loss deductions available, it is unable to consolidate Rushmore Life Insurance Company for tax purposes. The increase in provision for income taxes includes the result of an increase in additions to the deferred tax asset valuation allowance of $244,826.

Year 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates. This is due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company established an enterprise-wide program in the first quarter of 1998 to prepare its computer systems, applications, and transactional bridges between internal systems and external agents for the Year 2000. The Company is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The majority of its inventory, research, and modifications were completed by December 31, 1998. Further validations through testing and follow-up procedures will be conducted throughout calendar year 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to June 30, 1999.

Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to all of the Company's vendors including the clearing firms and primary insurers to certify that plans are being developed to address the Year 2000 issue. The questionnaires that have been returned to date are being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues. They are also being prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence to the readiness to handle Year 2000 issues, contingency plans will be developed. The Company intends to make every reasonable effort to assess the Year 2000 readiness of the critical business partners and to create actions plans to address the identified risks.

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

Item 2.  Defaults Upon Senior Securities - None

Item 3.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 7, 1999.

PROPOSAL 1 - ELECTION OF DIRECTORS

The following table provides information as of May 1, 1999, with respect to each of the Company's directors continuing in office and nominees for director.



                     NAME                                  AGE      SERVED AS DIRECTOR SINCE
-----------------------------------------------           ------    ------------------------
DIRECTOR NOMINEES

CLASS OF NOMINEES FOR TERMS EXPIRING IN 2002
      D. M. (Rusty) Moore, Jr                                49                1990
      Timothy J. Gardiner                                    44                1997
      James M. Fehleison                                     39                1998

DIRECTORS CONTINUING IN OFFICE

CLASS OF DIRECTORS WITH TERMS EXPIRING IN 2000
      James W. Clark                                         47                1991
      Mark S. Adler                                          44                1997
      Gayle C. Tinsley                                       68                1998

CLASS OF DIRECTORS WITH TERMS EXPIRING IN 2001
      Frederick E. (Fritz) Mowery                            43                1996
      William C. Keane                                       68                1998
      Charles M. Duke, Jr                                    62                1998

PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF AUDITORS

The holders of Common Stock were also asked to ratify the Board of Directors appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999.

The following table summarizes the votes cast regarding these proposals.

                                                              Delivered    Exception
 Proposal              For           Against       Abstain    Not Voted    & No Vote
---------           ---------        -------       -------    ---------    ---------
     1
Moore               2,536,774             0        31,152        0          438,948
Gardiner            2,536,774             0        31,152        0          438,948
Fehleison           2,536,774             0        31,152        0          438,948
     2              2,536,143         2,230        29,553        0          438,948

Item 4.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 11 - Earnings per share
                           Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8k. - None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Rushmore Financial Group, Inc.

Dated: May 12, 1999                     By /s/ Robert W. Hendren
                                          -----------------------
       By Robert W. Hendren

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11           Earnings per share
  27           Financial Data Schedule