Form 10QSB
period 1999-06-30
RUSHMORE FINANCIAL GROUP INC
filed 1999-08-13
CIK 884892

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

                  For the Quarterly Period Ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from                  to
                                      ----------------    ----------------

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

         Texas                                          75-2375969
       --------                                       ---------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

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

                              Yes   X    No
                                  ------    ------

          State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1999: 3,007,499 shares of common stock, $0.01 par value.

          Transitional Small Business Disclosure Format;

                              Yes        No    X
                                  ------    ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   1999            1998
                                                                               -------------   --------------
                                    ASSETS
Investments:
     Cash and cash equivalents                                                  $   648,021      $    613,814
     Certificates of deposit                                                        703,903         1,201,284
     Amounts on deposit with reinsurer                                            4,536,299        32,785,657
     Bonds available for sale; amortized cost $203,883 at December 31, 1998              --           204,641
     Equity securities available for sale; cost of $50,000                           50,000                --
                                                                                -----------      ------------
            Total investments                                                     5,938,223        34,805,396
                                                                                -----------      ------------
Deferred policy acquisitions costs                                                   48,240         1,989,174
Accounts receivable and due from reinsurers                                         571,440         1,328,659
Prepaid expenses and deposits                                                       263,997           270,894
Equipment, net of accumulated depreciation                                          445,927           470,837
Deferred federal income taxes                                                            --            91,674
Goodwill                                                                             28,624           246,326
Other assets                                                                            383               628
                                                                                -----------      ------------
            Total assets                                                        $ 7,296,834      $ 39,203,588
                                                                                ===========      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Future policy benefits                                                     $     5,113      $     87,393
     Universal life contract liabilities                                          4,510,115        34,189,968
     Present value of future profits                                                     --           610,519
     Claims payable                                                                      --           128,216
     Notes payable                                                                   64,621            60,352
     Due to reinsurers                                                               88,377         1,127,099
     Accrued expenses & other liabilities                                           330,360           383,291
                                                                                -----------      ------------
            Total liabilities                                                     4,998,586        36,586,838
                                                                                -----------      ------------

Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000
       shares issued and outstanding                                                 20,000            20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
       13,687 shares issued and outstanding                                         136,870           136,870
     Common stock-$0.01 par value, 10,000,000 shares authorized,
       3,096,972 shares issued and 3,007,499 outstanding at June 30, 1999;
       10,000,000 shares authorized and 3,066,597 issued and 2,977,124
       shares outstanding at December 31, 1998                                       30,970            30,666
     Common stock subscribed-8,000 shares at $0.01 at June 30, 1999;
       10,000 shares at $0.01 at December 31, 1998                                       80               100
     Additional paid in capital                                                   6,114,187         6,086,850
     Treasury stock; 89,473 shares at cost                                         (116,345)         (116,345)
     Retained earnings (deficit)                                                 (3,849,084)       (3,453,470)
     Accumulated other comprehensive income                                              --               758
     Shareholder/subscription receivables:
       Common stock subscriptions receivable                                        (38,430)          (43,920)
       Shareholder loans                                                                 --           (44,759)
                                                                                -----------      ------------
            Total shareholders' equity                                            2,298,248         2,616,750
                                                                                -----------      ------------

                                                                                -----------      ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 7,296,834      $ 39,203,588
                                                                                ===========      ============

           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                    FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                                ----------------------------      ----------------------------
                                                                   1999             1998             1999             1998
                                                                -----------     ------------      -----------      -----------
Revenue:
     Revenue from Insurance Services:
        Insurance policy income                                 $   290,782      $   812,699      $   419,095      $ 1,674,782
        Net Investment income                                        94,064          550,101          187,055        1,074,018
        Agency Management fee                                        86,595            3,877          126,833            4,581
        Gain on sale of insurance block                                  --               --        1,016,268               --
     Revenue from Investment Services:
        Commissions and fees                                        872,183          616,806        1,552,446        1,116,630
        Asset management                                             73,431           53,823          139,053           99,478
     Other                                                            1,153           52,341           12,473           68,337
                                                                -----------      -----------      -----------      -----------
            Total revenues                                        1,418,208        2,089,647        3,453,223        4,037,826
                                                                -----------      -----------      -----------      -----------
Expenses:
     Insurance Services Expenses:
        Other insurance services expenses                           249,699          270,309          383,329          584,747
        Policyholder benefits                                       110,806          686,636          178,906        1,128,575
        Amortization of deferred policy
            acquisition costs                                        23,451          210,320          116,315          428,863
        Amortization of present value of insurance in force              --          369,932               --          702,147
     Investment services expenses:
        Commission expense                                          719,780          518,611        1,323,173          978,069
        Other investment services expenses                           80,394           29,299          124,133           54,183
     General and administrative                                     854,519          503,273        1,566,303          793,606
                                                                -----------      -----------      -----------      -----------
            Total expenses                                        2,038,649        2,588,380        3,692,159        4,670,190
                                                                -----------      -----------      -----------      -----------
            Operating loss                                         (620,441)        (498,733)        (238,936)        (632,364)
Interest expense                                                      3,760            5,144            3,931           13,408
                                                                -----------      -----------      -----------      -----------
            Loss before income taxes                               (624,201)        (503,877)        (242,867)        (645,772)
Provision for income taxes                                          (10,636)           2,760          152,747            2,760
                                                                -----------      -----------      -----------      -----------
Net loss                                                        $  (613,565)     $  (506,637)     $  (395,614)     $  (648,532)
                                                                ===========      ===========      ===========      ===========
Net loss applicable to common shareholders                      $  (617,095)     $  (510,707)     $  (402,673)     $  (656,673)
                                                                ===========      ===========      ===========      ===========
Basic and diluted:
   Net loss per share of common stock,
     after dividends on preferred stock                         $     (0.20)     $     (0.17)     $     (0.13)     $     (0.26)
                                                                ===========      ===========      ===========      ===========
   Weighted average common shares outstanding                     3,004,659        2,984,617        3,006,079        2,566,240
                                                                ===========      ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                              1999             1998
                                                                          ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                            $  (395,614)     $  (648,532)
      Adjustments to reconcile net income (loss) to net
         cash provided (used) by operating activities:
           Gain on sale of insurance block net of federal income tax         (806,637)              --
           Realized (gains) and losses net                                     (3,933)              --
           Depreciation and amortization                                       59,150            6,694
           CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
              SALE OF INSURANCE BLOCK:
              (Increase) decrease in assets:
                Accounts receivable and due from reinsurers                  (238,502)        (107,008)
                Prepaid expenses and deposits                                   6,897          (69,722)
                Deferred policy acquisition costs                              37,638          151,877
                Amounts on deposit with reinsurer                            (162,688)         170,499
                Net deferred federal income taxes                                  --          (77,464)
              Increase (decrease) in liabilities:
                Accrued expenses and other liabilities                         63,108         (119,364)
                Due to reinsurers                                             152,301         (544,675)
                Future policy benefits                                            500            3,787
                Universal Life liabilities                                    117,496         (197,763)
                Present value of future profits                                    --          702,147
                Claims payable                                                     --         (136,906)
                                                                          -----------      -----------
Net cash flows (used) by operating activities                              (1,170,284)        (866,430)
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                   (32,845)         (29,169)
      Purchase of equity securities available for sale                        (50,000)        (111,283)
      Purchase of bonds available for sale                                         --         (803,638)
      Decrease in certificates of deposit                                     497,381               --
      Sales of bonds available for sale                                       207,816               --
      Cash received on sale of insurance block                                500,000               --
                                                                          -----------      -----------
Net cash flows provided (used) by investing activities                      1,122,352         (944,090)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans to officers and affiliate                                          44,759          (45,036)
      Proceeds from sale of Common Stock, net of offering cost                 40,170        3,766,141
      Preferred Stock dividends paid                                           (7,059)          (8,141)
      Preferred Stock redeemed                                                     --          (24,050)
      Payments on notes payable                                               (30,991)         (85,000)
      Proceeds from notes payable                                              35,260               --
                                                                          -----------      -----------
Net cash flows provided by financing activities                                82,139        3,603,914
                                                                          -----------      -----------

Change in cash and cash equivalents                                            34,207        1,793,394
Cash and cash equivalents at beginning of period                              613,814        1,222,820
                                                                          -----------      -----------
Cash and cash equivalents at end of period                                $   648,021      $ 3,016,214
                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                              $     4,582      $     9,361
      Cash paid for income taxes                                          $        --      $    86,558


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

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. All financial information contained herein has been reclassified, where applicable, to include these net revenue and expenses for the three months ended June 30, 1998 and the six months ended June 30, 1998.

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

                  Assets                        Increase           Decrease
-----------------------------------------    ---------------     --------------
Cash                                         $       500,000     $           --
Amounts on Deposit With Reinsurers                        --         28,412,046
Accounts Receivable                                       --            995,721
Deferred Federal Income Tax                               --             91,674
Deferred Policy Acquisition Costs                         --          1,903,296
Goodwill                                                  --            216,552


               Liabilities                      Decrease            Increase
-----------------------------------------    ---------------     --------------
Future Policy Benefits                       $        82,780     $           --
Universal Life Policy Liabilities                 29,797,349                 --
Present Value of Future Profits                      610,519                 --
Claims Payable                                       128,216                 --
Due to Reinsurers                                  1,191,023                 --
Accrued Expenses & Other Liabilities                 116,039                 --


                Net Income                      Decrease           Increase
-----------------------------------------    ---------------     --------------
Gain on Sale of Insurance Block              $            --     $    1,016,268
Provision for Federal Income Tax                     209,631                 --

3.   Industry Segment Information

The following summarizes the Company's industry segment data of identifiable assets as of June 30, 1999:

                                                  1999
                                             -----------
                 Insurance Agency            $   555,263
                 Insurance Company             5,815,389
                 Investment Services             296,951
                 Other                           629,231
                                             ===========
                      Total                  $ 7,296,834
                                             -----------

The corresponding information regarding income segments is contained in the following management discussion and analysis of financial condition and results of operations.

4.   Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ending June 30, 1999 and 1998 consists of:

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                           1999             1998              1999           1998
                                                       ----------       ----------        ----------      ----------
Net (Loss)                                             $ (613,565)      $ (506,637)       $ (395,614)     $ (648,532)

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities, net
   of reclassification adjustment                              --               25              (758)            868

                                                       ----------       ----------        ----------      ----------
Comprehensive (loss)                                   $ (613,565)      $ (506,612)       $ (396,372)     $ (647,664)
                                                       ==========       ==========        ==========      ==========

5.   Subsequent Event

On July 15, 1999, the Company acquired via merger The John Vann Company, a Texas corporation engaged in business as a registered investment advisor (Vann). The transaction is structured as a merger of the Company's wholly owned subsidiary, Rushmore Investment Advisors, Inc., into Vann in exchange for 550,000 shares of the Company's common stock. The surviving corporation changed its name in the merger back to Rushmore Investment Advisors, Inc. The purchase price was determined by means of arms-length negotiations between the Company and the shareholder of Vann. Vann is a privately owned corporation owned by an affiliate of Mr. John A. Vann of Dallas. Mr. Vann will remain with the advisory firm as its chairman, chief executive officer and chief investment officer, pursuant to a three year Employment Agreement. The transaction was accounted for as a purchase.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1999 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                       Three Months Ended June 30,
                                          1999               1998
                                      -----------        -----------
     Insurance Agency                 $   336,785        $    37,945
     Insurance Company                    134,656          1,328,732
     Investment Services                  945,614            670,629
     Other                                  1,153             52,341
                                      -----------        -----------
            Total                     $ 1,418,208        $ 2,089,647
                                      ===========        ===========

Total revenues decreased 32% from $2,089,647 for the second quarter of 1998 to $1,418,208 during the second quarter of 1999. On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Revenues associated with that business accounted for $1,226,028 during the second quarter of 1998. Excluding those revenues, all other revenue increased $554,589 or 64%. Insurance Agency revenues have increased 788% as the company has begun to earn commissions and fees relating to the sale of accident and health insurance policies that were sold over the previous four quarters. The 41% increase in investment services revenue was generally attributable to revenues of $63,182 associated with the Company's entry into the on-line trading market coupled with an increase in retail brokerage income of $129,120 and an increase in commissions on annuity and variable life products of $55,098. These increases are the result of continued additions of new representatives.

As a result of the insurance block sale, insurance company revenue decreased from $1,328,732 in 1998 to $134,656. Insurance premium income decreased $738,039 to $40,592 and net investment income decreased from $550,101 to $94,064 as a result of the sale discussed above.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                                       Three Months Ended June 30,
                                          1999               1998
                                      -----------        -----------
     Insurance Agency                 $   346,856        $    90,044
     Insurance Company                    174,124          1,506,426
     Investment Services                1,129,356            719,452
     Other                                388,313            272,458
                                      -----------        -----------
            Total                     $ 2,038,649        $ 2,588,380
                                      ===========        ===========

Insurance agency expenses increased from $90,044 in 1998 to $346,856 in 1999. Commission expenses associated with the commission revenue described above totaled $174,432. Expenses to acquire sales leads rose to $34,358 in 1999 from zero in 1998. Payroll and employee benefit costs incurred to support additional sales volume rose to $60,257 in 1999 from $27,730 in 1998.

Insurance company expenses decreased from $1,506,426 in 1998 to $174,124 in 1999 due primarily to the sale of reinsurance business to CLIC.

Investment services expenses increased 57% from $719,452 in 1998 to $1,129,356 in 1999. Commissions paid as a percentage of commission revenue decreased slightly from 84.1% in 1998 to 82.5% in 1999 as a result of adding new account representatives at lower commission payout rates. Non-commission expenses rose from $200,841 in 1998 to $409,576 in 1999. During the most recent quarter the Company incurred expenses of $121,829 in developing and marketing its Internet based services. Legal and settlement costs also increased $94,588 including an arbitration ruling that ordered the Company to pay $40,000 as a result of transactions which occurred in 1995 and 1996.

Other expenses increased 43% from $272,458 in 1998 to $388,313 in 1999 due primarily to increases in professional fees, expenses of the annual meeting of shareholders and depreciation. In 1998 the Company's annual meeting was held later in the year. Professional fee increases included Directors fees of $11,500 in 1999 versus none in 1998, legal fees of $18,645 in 1999 versus $6,869 in 1998, investor relations costs of $13,208 in 1999 versus none in 1998, and consulting fees of $29,777 versus $8,255 in 1998.

Operating income (loss)

The following table sets forth the components of the Company's net income for the periods indicated:

                                       Three Months Ended June 30,
                                          1999               1998
                                      -----------        -----------
     Insurance Agency                 $   (10,071)       $   (55,045)
     Insurance Company                    (28,832)          (180,454)
     Investment Services                 (183,861)           (48,823)
     Other                               (390,801)          (222,315)
                                      -----------        -----------
            Total                     $  (613,565)       $  (506,637)
                                      ===========        ===========

The Company had a net loss of $613,565 for the second quarter of 1999 compared to a net loss of $506,637 for the same period in 1998. The net loss applicable to common shareholders for the second quarter of 1999 was $617,095, or $0.20 per share (basic and diluted). For 1998, the net loss applicable to common shareholders of $510,707 was $0.17 per share (basic and diluted). The performance of the insurance company has improved as a result of sale of reinsurance business to CLIC. Those policies produced a net loss of $68,437 during the second quarter of 1998. Losses of the investment services division increased by $135,038 as a result of expenses of $121,829 in developing and marketing its Internet based services.


Six Months Ended June 30, 1999 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                         Six Months Ended June 30,
                                          1999               1998
                                      -----------        -----------
     Insurance Agency                 $   478,386        $    64,212
     Insurance Company                  1,270,865          2,689,169
     Investment Services                1,691,499          1,216,108
     Other                                 12,473             68,337
                                      -----------        -----------
            Total                     $ 3,453,223        $ 4,037,826
                                      ===========        ===========

Total revenues decreased 14% from $4,037,826 for the first half of 1998 to $3,453,223 during the first half of 1999. On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Revenues associated with that business accounted for $1,016,268 and $2,490,000 during the first six months of 1999 and 1998 respectively. Excluding those revenues, all other revenue increased $889,129 or 57%. Insurance Agency revenues have increased $414,174 or 645% as the Company has begun to earn commissions and fees relating to the sale of accident and health insurance policies that were sold over the previous four quarters. The investment services division also experienced significant growth in that revenues increased $475,391 or 39% from the year earlier period. That increase in investment services revenue was generally attributable revenues of $80,237 associated with the Company's entry into the on-line trading market coupled with an increase in retail brokerage income of $178,534 and an increase in commissions on annuity and variable life products of $153,735. These increases are the result of continued additions of new representatives.

As a result of the insurance block sale, insurance company revenue decreased from $2,689,169 in 1998 to $1,270,865 (including $1,016,268 in gain on the sale to CLIC). Insurance premium income decreased $1,547,609 to $67,542; and net investment income decreased $886,963 to $187,055 as a result of the sale discussed above.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                                         Six Months Ended June 30,
                                          1999               1998
                                      -----------        -----------
     Insurance Agency                 $   604,202        $   121,426
     Insurance Company                    349,970          2,808,097
     Investment Services                1,966,625          1,350,059
     Other                                771,362            390,608
                                      -----------        -----------
            Total                     $ 3,692,159        $ 4,670,190
                                      ===========        ===========

Insurance agency expenses increased from $121,426 in 1998 to $604,202 in 1999. Agents' commissions and personnel costs increased $201,251 and $113,139 respectively as a direct result of the 645% increase in agency revenue. Expenses to acquire sales leads rose $84,187 in 1999.

Insurance company expenses decreased from $2,808,097 in 1998 to $349,970 in 1999 due primarily to the sale of reinsurance business to CLIC.

Investment services expenses increased 46% from $1,350,059 in 1998 to $1,966,625 in 1999. Commissions paid as a percentage of commission revenue decreased slightly from 87.6% in 1998 to 85.2% in 1999 as a result of adding new account representatives at lower commission payout rates. Non-commission expenses rose from $371,990 in 1998 to $643,452 in 1999. During the first half of 1999 the Company incurred expenses of $152,005 in developing and marketing its Internet based services. Legal and settlement costs also increased $106,186. An arbitration ruling ordered the Company to pay $40,000 as a result of transactions which occurred in 1995 and 1996.

Other expenses increased 97% from $390,608 in 1998 to $771,362 in 1999 due primarily to increases in legal, professional, and personnel costs. Legal, professional, and accounting fees increased to $147,726 in 1999 from $79,637 in 1998. These increases included Directors fees of $11,500 in 1999 versus none in 1998, legal fees of $25,665 in 1999 versus $8,425 in 1998, investor relations costs of $24,073 in 1999 versus none in 1998, and consulting fees of $50,780 versus $8,255 in 1998. Compensation and benefits increased $125,108 due mainly to additional personnel. As a result of acquiring additional computer and office equipment, and expanding office space, depreciation and amortization expense increased from $6,694 in 1998 to $57,538 in 1999.


Operating income (loss)

The following table sets forth the components of the Company's net income for the periods indicated:

                                         Six Months Ended June 30,
                                          1999               1998
                                      -----------        -----------
     Insurance Agency                 $  (125,816)       $   (63,073)
     Insurance Company                    768,148           (121,688)
     Investment Services                 (275,245)          (133,951)
     Other                               (762,701)          (329,820)
                                      -----------        -----------
            Total                     $  (395,614)       $  (648,532)
                                      ===========        ===========

The Company reported a net loss of $395,614 for the six months ended June 30, 1999 compared to a net loss of $648,532 for the same period in 1998. The net loss applicable to common shareholders for the first half of 1999 was $402,673, or $0.13 per share (basic and diluted). For 1998, the net loss applicable to common shareholders of

$656,673 was $0.26 per share (basic and diluted). The decrease in net loss is attributable to the pre-tax gain of $1,016,268 on the disposition of the block of reinsurance policies, offset by increased expenditures in general & administrative expenses of $772,697 and an increase in the provision for income taxes of $149,987. Personnel costs increased $350,009 and were the single largest factor in the increase in general and administrative expenses. The provision for income taxes was primarily the result of the sale of the insurance block by Rushmore Life Insurance Company. Although the Company has significant net operating loss deductions available, it is unable to consolidate Rushmore Life Insurance Company for tax purposes. The increase in provision for income taxes includes the result of an increase in additions to the deferred tax asset valuation allowance of $421,264.


Liquidity

Registrant's requirements for normal cash expenditures will be met through cash flow from operations. Additional cash to complete the acquisition and enhancement of the proprietary software to be used in Registrant's on-line trading service will require infusions of capital through equity investment, and registrant is planning a private placement of convertible preferred stock during the third and fourth quarter of 1999.


Year 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates. This is due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company established an enterprise-wide program in the first quarter of 1998 to prepare its computer systems, applications, and transactional bridges between internal systems and external agents for the Year 2000. The Company is utilizing both internal and external resources to identify, correct, and test the systems for Year 2000 compliance. The majority of its inventory, research, and modifications were completed by December 31, 1998. Further validations through testing and follow-up procedures will be conducted throughout calendar year 1999. As of June 30, 1999, all mission-critical systems have been tested with no significant difficulties encountered. Furthermore, because of recent acquisitions and the affiliations with other companies, the Company's Year 2000 Project scope has been enlarged. Preliminary research and verification of newly acquired mission-critical systems have shown Year 2000 compliance. Further research, testing, and any remediation will be completed by September 30, 1999.

Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires were sent to all of the Company's vendors including the clearing firms and primary insurers to certify that plans are being developed to address the Year 2000 issue. The questionnaires were assessed by the Company, and categorized based upon readiness for the Year 2000 issues. They were prioritized in order of significance to the business of the Company. The Company intends to make every reasonable effort to assess the Year 2000 readiness of the critical business partners and to create actions plans to address the identified risks.

In addition to safeguarding against internal and external possible malfunctions, the Company is developing a contingency plan to operate independent of systems that could be affected by the Year 2000 problem. The plan, which includes backup telephone systems and manual routing of transactions such as security trades, will be in place by August 31, 1999.

Remaining testing and remediation of all of the Company's systems and applications is expected to cost approximately $10,000. All estimated costs have been budgeted, and are expected to be funded by cash flows from operations. Total costs of testing and remediation relating to the Year 2000 project are not expected to exceed $25,000.

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


Forward looking statements

This document includes statements which may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "project", "expect" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, changes in regulatory environments, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this filing.

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

Item 2.   Defaults Upon Senior Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

Information concerning the Company's annual meeting of shareholders held May 7, 1999 was disclosed in the Company's Form 10QSB for the quarter ended March 31, 1999 and is incorporated by reference.

Item 5.   Exhibits and Reports on Form 8K

          (a)  Exhibits.   Exhibit 2.3 - Asset Purchase Agreement -
                                         Block Trading, Inc.
                           Exhibit 2.4 - Asset Purchase Agreement -
                                         Millennium Daqcom/Dallas LP
                           Exhibit 2.5 - Asset Purchase Agreement -
                                         Daqcom International, LLC
                           Exhibit 11  - Earnings per share
                           Exhibit 27  - Financial Data Schedule

          (b) Reports on Form 8k - On July 15, 1999, the Company acquired via merger The John Vann Company, a Texas corporation engaged in business as a registered investment advisor (Vann). The transaction is structured as a merger of the Company's wholly owned subsidiary, Rushmore Investment Advisors, Inc., into Vann in exchange for 550,000 shares of the Company's common stock. The surviving corporation changed its name in the merger back to Rushmore Investment Advisors, Inc. The purchase price was determined by means of arms-length negotiations between the Company and the shareholder of Vann. Vann is a privately owned corporation owned by an affiliate of Mr. John A. Vann of Dallas. Mr. Vann will remain with the advisory firm as its chairman, chief executive officer and chief investment officer, pursuant to a three year Employment Agreement. The transaction was accounted for as a purchase.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Rushmore Financial Group, Inc.

Dated: August 16, 1999                   By /s/ Robert W. Hendren
                                           -------------------------------------
       By Robert W. Hendren

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 2.3           Asset Purchase Agreement - Block Trading, Inc.

 2.4           Asset Purchase Agreement - Millennium Daqcom/Dallas LP

 2.5           Asset Purchase Agreement - Daqcom International, LLC

 11            Earnings per share

 27            Financial Data Schedule