Form 10QSB
period 1999-09-30
RUSHMORE FINANCIAL GROUP INC
filed 1999-11-15
CIK 884892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

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


                 13355 Noel Road, Suite 650, Dallas, Texas 75240
                 -----------------------------------------------
                                  972-450-6000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                              Yes      No
                                 -----   -----
         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes XXX No
                                        -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1999: 3,557,737 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                              Yes      No XXX
                                  ----

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


            RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS





                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         1999             1998
                                                                                     -------------    -------------
                                                                                      (UNAUDITED)
                                 ASSETS
 Investments:
     Cash and cash equivalents                                                       $   1,256,261    $     613,814
     Certificates of deposit                                                               200,000        1,201,284
     Amounts on deposit with reinsurer                                                   4,605,736       32,785,657
     Bonds available for sale; amortized cost $203,883 at December 31, 1998                     --          204,641
     Equity securities available for sale                                                   50,000               --
                                                                                     -------------    -------------
             Total investments                                                           6,111,997       34,805,396
                                                                                     -------------    -------------
Deferred policy acquisitions costs                                                          38,575        1,989,174
Accounts receivable and due from reinsurers                                                762,466        1,328,659
Prepaid expenses and deposits                                                              274,426          270,894
Equipment, net of accumulated depreciation                                                 605,433          470,837
Deferred federal income taxes                                                                   --           91,674
Goodwill                                                                                 3,441,384          246,326
Other assets                                                                                   281              628
                                                                                     -------------    -------------
             Total assets                                                            $  11,234,562    $  39,203,588
                                                                                     =============    =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Future policy benefits                                                          $       5,112    $      87,393
     Universal life contract liabilities                                                 4,575,364       34,189,968
     Present value of future profits                                                            --          610,519
     Claims payable                                                                             --          128,216
     Notes payable                                                                         715,809           60,352
     Due to reinsurers                                                                      87,229        1,127,099
     Accrued expenses & other liabilities                                                  661,373          383,291
                                                                                     -------------    -------------
             Total liabilities                                                           6,044,887       36,586,838
                                                                                     -------------    -------------
Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares
        issued and outstanding at September 30, 1999 and December 31, 1998                  20,000           20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
        13,687 shares issued and outstanding at September 30, 1999 and
        December 31, 1998                                                                  136,870          136,870
     Common stock-$0.01 par value, 10,000,000 shares authorized,
        3,647,210 shares issued at September 30, 1999; and 3,066,597 issued
        at December 31, 1998                                                                36,472           30,666
     Common stock subscribed-8,138 shares at $0.01 at September 30, 1999;
        10,000 shares at $0.01 at December 31,1998                                              81              100
     Additional paid in capital                                                          9,165,691        6,086,850
     Treasury stock: 89,473 shares at cost                                                (116,345)        (116,345)
     Accumulated deficit                                                                (3,986,909)      (3,453,470)
     Accumulated other comprehensive income                                                     --              758
     Shareholder/subscription receivables:
        Common stock subscriptions receivable                                              (36,185)         (43,920)
        Shareholder loans                                                                  (30,000)         (44,759)
                                                                                     -------------    -------------
             Total shareholders' equity                                                  5,189,675        2,616,750
                                                                                     -------------    -------------

                                                                                     -------------    -------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  11,234,562    $  39,203,588
                                                                                     =============    =============

       See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                                                 FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               --------------------------    --------------------------
                                                                   1999          1998           1999           1998
                                                               -----------    -----------    -----------    -----------

Revenue:
     Revenue from Insurance Services:
         Insurance policy income                               $   349,202    $   843,940    $   768,297    $ 2,518,722
         Net investment income                                      79,240        644,478        266,295      1,718,496
         Agency management fee                                      96,981         14,517        223,814         19,098
         Gain on sale of insurance block                                --             --      1,016,268             --
     Revenue from Investment Services:
         Commissions and fees                                      664,046        651,095      2,216,492      1,767,725
         Asset management                                          738,988         52,461        878,041        151,939
     Other                                                           1,979         25,207         14,452         93,544
                                                               -----------    -----------    -----------    -----------
             Total revenues                                      1,930,436      2,231,698      5,383,659      6,269,524
                                                               -----------    -----------    -----------    -----------
Expenses:
     Insurance Services Expenses:
         Other insurance services expenses                         278,028        298,514        661,357        883,261
         Policyholder benefits                                      66,482        798,592        245,388      1,927,167
         Amortization of deferred policy
             acquisition costs                                      30,552        337,708        146,867        766,571
         Amortization of present value of insurance in force            --        341,101             --      1,043,248
     Investment services expenses:
         Commission expense                                        625,529        548,509      1,948,702      1,526,578
         Other investment services expenses                         84,170         23,522        208,303         77,705
     General and administrative                                    998,935        741,960      2,565,238      1,535,566
                                                               -----------    -----------    -----------    -----------
             Total expenses                                      2,083,696      3,089,906      5,775,855      7,760,096
                                                               -----------    -----------    -----------    -----------
             Operating loss                                       (153,260)      (858,208)      (392,196)    (1,490,572)
Interest expense                                                     5,366        (11,496)         9,297          1,912
                                                               -----------    -----------    -----------    -----------
             Loss before income taxes                             (158,626)      (846,712)      (401,493)    (1,492,484)
Income tax expense (benefit)                                       (20,801)         7,990        131,946         10,750
                                                               -----------    -----------    -----------    -----------
Net loss                                                       $  (137,825)   $  (854,702)   $  (533,439)   $(1,503,234)
                                                               ===========    ===========    ===========    ===========
Net loss applicable to common shareholders                     $  (141,355)   $  (858,232)   $  (544,028)   $(1,514,905)
                                                               ===========    ===========    ===========    ===========
Basic and diluted per share data:
   Net loss per share of common stock,
     after dividends on preferred stock                        $     (0.04)   $     (0.29)   $     (0.17)   $     (0.56)
                                                               ===========    ===========    ===========    ===========
   Weighted average common shares outstanding                    3,374,324      2,984,617      3,126,330      2,705,699
                                                               ===========    ===========    ===========    ===========


     See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)



                                                                               1999              1998
                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $     (533,439)   $   (1,503,234)
      Adjustments to reconcile net loss to net cash provided (used)
         by operating activities:
           Gain on sale of insurance block net of federal income tax           (806,637)               --
           Realized (gains) net                                                  (3,933)               --
           Stock-based compensation                                               8,735                --
           Depreciation and amortization                                        154,699            24,871
           CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF SALE OF
              INSURANCE BLOCK AND JOHN VANN ACQUISITION:
              (Increase) decrease in assets:
               Accounts receivable and due from reinsurers                     (425,078)         (607,325)
               Prepaid expenses and deposits                                     11,955          (133,063)
               Deferred policy acquisition costs                                 47,303           206,256
               Amounts on deposit with reinsurer                               (232,125)       (1,286,872)
               Net deferred federal income taxes                                     --           (86,002)
               Other assets                                                     (68,086)               --
              Increase (decrease) in liabilities:
               Accrued expenses and other liabilities                            27,646           (43,293)
               Due to reinsurers                                                151,153          (405,286)
               Future policy benefits                                               499             5,232
               Universal Life liabilities                                       182,745         1,216,334
               Present value of future profits                                       --         1,043,248
               Claims payable                                                        --          (113,884)
                                                                         --------------    --------------
Net cash flows used by operating activities                                  (1,484,563)       (1,683,018)
                                                                         --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                     (55,423)          (91,115)
      Purchase of equity securities available for sale                          (50,000)         (133,761)
      Purchase of bonds available for sale                                           --          (803,638)
      Decrease in certificates of deposit                                     1,001,284                --
      Sales of bonds available for sale                                         207,816           495,212
      Cash received on purchase of John Vann Co                                  14,355                --
      Cash received on sale of insurance block                                  500,000                --
                                                                         --------------    --------------
Net cash flows provided (used) by investing activities                        1,618,032          (533,302)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans to officers and affiliate                                            14,759            34,932
      Proceeds from sale of Common Stock, net of offering cost                   36,958         3,755,737
      Preferred Stock dividends paid                                            (10,589)          (11,671)
      Preferred Stock redeemed                                                       --           (24,050)
      Purchase of treasury stock                                                     --           (37,465)
      Payments on notes payable                                                 (32,150)          (85,000)
      Proceeds from notes payable                                               500,000                --
                                                                         --------------    --------------
Net cash flows provided by financing activities                                 508,978         3,632,483
                                                                         --------------    --------------


Change in cash and cash equivalents                                             642,447         1,416,163
Cash and cash equivalents at beginning of period                                613,814         1,222,820
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $    1,256,261    $    2,638,983
                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                             $        9,948    $        9,374
      Cash paid for income taxes                                         $           --    $       86,558



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

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. All financial information contained herein has been reclassified, where applicable, to include these net revenues and expenses for the three months ended September 30, 1998 and the nine months ended September 30, 1998.

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


            Assets                            Increase        Decrease
-----------------------------------        -------------   --------------

Cash                                       $     500,000   $          --
Amounts on deposit with reinsurers                    --      28,412,046
Accounts receivable                                   --         995,721
Deferred federal income tax                           --          91,674
Deferred policy acquisition costs                     --       1,903,296
Goodwill                                              --         216,552



          Liabilities                         Decrease        Increase
-----------------------------------        -------------   --------------

Future policy benefits                     $      82,780   $          --
Universal life policy liabilities             29,797,349              --
Present value of future profits                  610,519              --
Claims payable                                   128,216              --
Due to reinsurers                              1,191,023              --
Accrued expenses & other liabilities             116,039              --



           Net Income                         Decrease        Increase
-----------------------------------        -------------   --------------

Gain on sale of insurance block            $          --   $   1,016,268
Provision for federal income tax                 209,631              --

3.  Industry Segment Information

The following summarizes the Company's industry segment data of identifiable assets as of September 30, 1999:


                                  1999            1998
                            -------------   -------------

Insurance Agency            $     662,698   $      29,165
Insurance Company               8,567,208      34,567,822
Investment Services               507,524         175,023
Other                           1,497,132         754,970
                            -------------   -------------
         Total              $  11,234,562   $  35,526,980
                            =============   =============


The corresponding information regarding income segments is contained in the following management discussion and analysis of financial condition and results of operations.

4.       Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ending September 30, 1999 and 1998 consists of:


                                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1999               1998               1999               1998
                                                            -------------      -------------      -------------      -------------

Net Loss                                                    $    (137,825)     $    (854,702)     $    (533,439)     $  (1,503,234)

Other comprehensive income (loss), net of tax
      Unrealized gains (losses) on securities, net
      of reclassification adjustment                                   --                 --               (758)               868

                                                            -------------      -------------      -------------      -------------
Comprehensive loss                                          $    (137,825)     $    (854,702)     $    (534,197)     $  (1,502,366)
                                                            =============      =============      =============      =============


5.       Acquisition of Subsidiary

On July 15, 1999, the Company acquired via merger The John Vann Company ("JVC"), a Texas corporation engaged in business as a registered investment advisor. The transaction is structured as a merger of the Company's wholly owned subsidiary, Rushmore Investment Advisors, Inc., into JVC in exchange for 550,000 shares of the Company's common stock. The surviving corporation changed its name in the merger back to Rushmore Investment Advisors, Inc. The purchase price was determined by means of arms-length negotiations between the Company and the shareholder of JVC. JVC was a privately owned corporation owned by an affiliate of Mr. John A. Vann of Dallas. Mr. Vann will remain with Rushmore Investment Advisors, Inc. as its chairman, chief executive officer and chief investment officer, pursuant to a three year Employment Agreement. The transaction was accounted for as a purchase.

6.       Related Party Transactions

On August 27, 1999 the Company agreed to loan John A. Vann ("Vann") the sum of $360,000. Vann is President of Rushmore Investment Advisors, Inc. and Chief Investment Officer of the Company. The principal amount of the loan is being advanced in monthly increments of $30,000 that bear interest at 9%. Principal is due eighteen months from the date of the note. Interest is due in two installments on twelve and eighteen months from the date of the note. The note is secured by 500,000 shares of common stock of the Company.

7.       Subsequent Events

On September 16, 1999 the Company entered into an agreement with Kohler-Stephens, Ltd ("KSL") whereby KSL agreed to loan the Company up to $2,000,000 under the terms of a promissory note bearing interest at 7.5% and maturing on or before March 31, 2000. KSL advanced $500,000 of that amount on September 23 and that loan was repaid on October 20, 1999 by the issuance of 125,000 shares of the Company's common stock. As additional consideration for the loan, the Company issued to KSL warrants to purchase 250,000 shares of restricted, letter-type common stock. The warrants must be exercised, if at all, within five years after the issue at exercise prices ranging from the greater of 60% of the stock price or $4.00 per share to the greater of 60% of the stock price or $7.00 per share.

On October 18, 1999 the Company's on-line trading unit, RushTrade.com, inc. completed the acquisition of the software trading platform from Block Trading, Inc. for a purchase price of $800,000. The Company intends to enhance to software to have it ready for Internet-based trading in the year 2000. The Company currently uses software provided by a third party vendor for its on-line trading operations.

On October 19, 1999 the Company's on-line trading unit, RushTrade.com, inc. completed a source code licensing agreement with a private company. Under the terms of the agreement the Company granted a nonexclusive license to use the software acquired from Block Trading, Inc. for a fee of $400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1999 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                              Three Months Ended September 30,
                                  1999              1998
                              -------------     -------------

Insurance Agency              $     419,944     $      59,989
Insurance Company                   105,479         1,442,946
Investment Services               1,403,034           703,556
Other                                 1,979            25,207
                              -------------     -------------
         Total                $   1,930,436     $   2,231,698
                              =============     =============

Total revenues decreased 13% from $2,231,698 for the third quarter of 1998 to $1,930,436 during the third quarter of 1999. On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Revenues associated with that business accounted for $1,226,917 during the third quarter of 1998. Excluding those revenues, all other revenue increased $925,655 or 92%. Insurance Agency revenues have increased 600% as the company has begun to earn commissions and fees relating to the sale of life, accident and health insurance policies that were sold over the previous six quarters. Investment services revenue increased $699,478 or 99% as a result of the acquisition via merger of The John Vann Company. This acquisition contributed revenues of $665,936 during the third quarter of 1999.

As a result of the insurance block sale, insurance company revenue decreased 93% from $1,442,946 in 1998 to $105,479 in the most recent quarter. Insurance premium income decreased 97% from $798,468 to $26,239 and net investment income decreased 88% from $644,478 to $79,240 as a result of the sale discussed above.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                              Three Months Ended September 30,
                                   1999              1998
                              -------------     -------------

Insurance Agency              $     395,475     $     194,643
Insurance Company                   116,981         1,706,322
Investment Services               1,258,190           760,180
Other                               313,050           428,761
                              -------------     -------------
         Total                $   2,083,696     $   3,089,906
                              =============     =============

Insurance agency expenses increased 103% from $194,643 in the third quarter of 1998 to $395,475 in the third quarter of 1999. That increase was a result of an increase in commission expenses associated with the increased revenue described above. Those commission expenses increased $175,077. The gross profit on those commissions increased $102,435. Expenses to acquire sales leads rose to $33,167 in 1999 from $13,825 in 1998.

Insurance company expenses decreased 93% from $1,706,322 in 1998 to $116,981 in 1999 due primarily to the sale of reinsurance business to CLIC.

Investment services expenses increased $498,010 or 66% from $760,180 in 1998 to $1,258,190 in 1999. Expenses of the Company's investment advisory unit, Rushmore Investment Advisors, increased $378,408 as a result of the acquisition via merger of The John Vann Company on July 15, 1999. During the most recent quarter the Company incurred expenses of $132,092 in developing, marketing and operating its Internet based on-line brokerage platform, RushTrade.com. That unit was not operational during the third quarter of 1998.

Other expenses decreased $115,711 or 27% from $428,761 in 1998 to $313,050 in 1999 due primarily to decreases in the expenses of incentive trips, professional fees and the annual meeting of shareholders. During 1999 the Company has elected not to provide an incentive trip to its producers. The expenses related to an incentive trip in 1998 totaled $52,958 contributing to the overall decline in meeting and banquet expenses of $58,556. In 1999 the Company's annual meeting was held earlier in the year. Legal fees declined from $31,904 in 1998 to $5,550 in 1999. Printing costs declined from $28,025 in 1998 to $3,431 in 1999.

Operating income (loss)

The following table sets forth the components of the Company's net income for the periods indicated:


                              Three Months Ended September 30,
                                   1999               1998
                              -------------      -------------

Insurance Agency              $      24,469      $    (123,034)
Insurance Company                     9,299           (271,366)
Investment Services                 140,701            (56,624)
Other                              (312,294)          (403,678)
                              -------------      -------------
         Total                $    (137,825)     $    (854,702)
                              =============      =============


The Company had a net loss of $137,825 for the third quarter of 1999 compared to a net loss of $854,702 for the same period in 1998. The net loss applicable to common shareholders for the third quarter of 1999 was $141,355, or $0.04 per share (basic and diluted). For 1998, the net loss applicable to common shareholders of $858,232 was $0.29 per share (basic and diluted).

The performance of the insurance agency has improved as a result of increased commissions derived from the sale of life insurance and accident and health insurance policies.

The performance of the insurance company has improved as a result of sale of reinsurance business to CLIC. Those policies produced a net loss of $329,190 during the third quarter of 1998.

Profitability of the investment services division improved $197,325 from a net loss of $56,624 for the third quarter of 1998 to a net income of $140,701 for the third quarter of 1999. Net income of the Company's investment advisory unit, Rushmore Investment Advisors, increased from a loss of $37,630 for the third quarter of 1998 to a net income of $277,249 for the third quarter of 1999 as a result of the acquisition via merger of The John Vann Company on July 15, 1999. Those gains were partially offset by losses of RushTrade.com which recorded a net loss of $67,328 as the Company continued to expand and develop its internet based on-line brokerage capability.

Nine Months Ended September 30, 1999 and 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:




                               Nine Months Ended September 30,
                                   1999              1998
                              -------------     -------------

Insurance Agency              $     898,330     $     124,201
Insurance Company                 1,376,344         4,132,115
Investment Services               3,094,533         1,919,664
Other                                14,452            93,544
                              -------------     -------------
         Total                $   5,383,659     $   6,269,524
                              =============     =============


Total revenues decreased 14% from $6,269,524 for the first nine months of 1998 to $5,383,659 during the first none months of 1999. On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Revenues associated with that business accounted for $1,016,268 and $3,716,917 during the first nine months of 1999 and 1998 respectively. Excluding those revenues, all other revenue increased $1,814,784 or 71%.

Insurance Agency revenues have increased $774,129 or 623% as the Company has begun to earn commissions and fees relating to the sale of accident and health insurance policies that were sold over the previous six quarters.

As a result of the insurance block sale, insurance company revenue decreased from $4,132,115 in 1998 to $1,376,344 (including $1,016,268 in gain on the sale to CLIC). Insurance premium income decreased $2,411,940 to $93,781; and net investment income decreased $1,452,201 to $266,295 as a result of the sale discussed above.

The investment services division also experienced significant growth in that revenues increased $1,174,869 or 61% from the year earlier period. Investment services revenue increased primarily as a result of the acquisition via merger of The John Vann Company on July 15, 1999. This acquisition contributed revenues of $665,936 during the third quarter of 1999. Investment services revenues were further improved by the generation of trading and training fees of $145,001 associated with the Company's entry into the on-line brokerage business coupled with an increase in retail brokerage income of $321,288. The increase in retail brokerage income was the result of continued recruiting and addition of new representatives.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                              Nine Months Ended September 30,
                                   1999              1998
                              -------------     -------------

Insurance Agency              $     999,677     $     316,069
Insurance Company                   466,951         4,514,419
Investment Services               3,224,815         2,110,239
Other                             1,084,412           819,369
                              -------------     -------------
         Total                $   5,775,855     $   7,760,096
                              =============     =============


Insurance agency expenses increased $683,608 or 216% from $316,069 in 1998 to $999,677 in 1999. Agents' commissions and personnel costs increased $376,328 and $147,941 respectively as a direct result of the 623% increase in agency revenue. Expenses to acquire sales leads rose $103,529 in 1999.

Insurance company expenses decreased from $4,514,419 in 1998 to $466,951 in 1999 due primarily to the sale of reinsurance business to CLIC.

Investment services expenses increased 53% from $2,110,239 in 1998 to $3,224,815 in 1999. Expenses of the Company's investment advisory unit, Rushmore Investment Advisors, increased $372,036 as a result of the acquisition via merger of The John Vann Company on July 15, 1999. During the first nine months of 1999 the Company incurred expenses of $299,623 in developing, marketing and operating its Internet based trading platform, RushTrade.com. That unit was not operational during 1998. Commission expenses of the retail brokerage division increased $238,641 due to increased revenue. The commission ratio decreased slightly from 85.9% in 1998 to 85.1% in 1999. Legal and settlement costs of the retail brokerage division also increased $132,865. Arbitration settlements of $65,000 were the result of disputes over transactions which occurred in 1995 and 1996.

Other expenses increased $265,043 or 32% from $819,369 in 1998 to $1,084,412 in 1999 due primarily to increases in personnel costs, depreciation, and professional costs. Compensation and benefits increased $140,707 due mainly to additional personnel. As a result of acquiring additional computer and office equipment, and expanding office space, depreciation and amortization expense increased from $28,533 in 1998 to $86,922 in 1999. Professional fees increased to $185,618 in 1999 from $139,093 in 1998. These increases included Directors fees of $11,500 in 1999 versus none in 1998, investor relations costs of $39,499 in 1999 versus 28,417 in 1998, and consulting fees of $55,778 versus $3,505 in 1998.

Operating income (loss)

The following table sets forth the components of the Company's net income for the periods indicated:


                               Nine Months Ended September 30,
                                  1999                1998
                              -------------      -------------

Insurance Agency              $    (101,347)     $    (186,107)
Insurance Company                   777,447           (393,054)
Investment Services                (134,544)          (190,575)
Other                            (1,074,995)          (733,498)
                              -------------      -------------
         Total                $    (533,439)     $  (1,503,234)
                              =============      =============


The Company reported a net loss of $533,439 for the nine months ended September 30, 1999 compared to a net loss of $1,503,234 for the same period in 1998. The net loss applicable to common shareholders for the first nine months of 1999 was $544,028 or $0.17 per share (basic and diluted). For 1998, the net loss applicable to common shareholders of $1,514,905 was $0.56 per share (basic and diluted). The decrease in net loss is partially attributable to the pre-tax gain of $1,016,268 on the disposition of the block of reinsurance policies. The net loss was further decreased by the acquisition via merger of The John Vann Company on July 15, 1999. This acquisition contributed revenues of $665,936 during the third quarter of 1999. As a result the Company's investment advisory firm, Rushmore Investment Advisors, is now profitable on a year to date basis and reported net income of $212,104. Increased commission revenue of the Company's insurance agency further decreased the net loss. That unit had a net loss of $101,347 for the nine months ended September 30, 1999 but reported net income of $24,469 for the third quarter. Those gains were partially offset by increases in expenses for personnel costs, depreciation, and professional fees totaling $245,621 and an increase in the provision for income taxes of $121,196. The provision for income taxes was primarily the result of the sale of the insurance block by Rushmore Life Insurance Company. Although the Company has significant net operating loss deductions available, it is unable to consolidate Rushmore Life Insurance Company for tax purposes until the year 2003. The increase in provision for income taxes includes the result of an increase in additions to the deferred tax asset valuation allowance of $406,034.

Liquidity

Registrant's requirements for normal cash expenditures will be met through cash flow from operations. Additional cash to complete the acquisition and enhancement of the proprietary software to be used in Registrant's on-line trading service will require infusions of capital through equity investment, and registrant is offering a private placement of up $10,000,000 of common and/or convertible preferred stock during the fourth quarter of 1999.

Year 2000

The Year 2000 will have a broad impact on the business environment in which the Company operates. This is due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company established an enterprise-wide program in the first quarter of 1998 to prepare its computer systems, applications, and transactional bridges between internal systems and external agents for the Year 2000. The Company is utilizing both internal and external resources to identify, correct, and test the systems for Year 2000 compliance. The majority of its inventory, research, and modifications were completed by December 31, 1998. Further validations through testing and follow-up procedures will be conducted throughout calendar year 1999. As of June 30, 1999, all mission-critical systems have been tested with no significant difficulties encountered. Furthermore, because of recent acquisitions and the affiliations with other companies, the Company's Year 2000 Project scope has been enlarged. Preliminary research and verification of newly acquired mission-critical systems have shown Year 2000 compliance. Further research, testing, and any remediation was completed September 30, 1999.

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

In addition to safeguarding against internal and external possible malfunctions, the Company developed a contingency plan to operate independent of systems that could be affected by the Year 2000 problem. The plan, which includes backup telephone systems and manual routing of transactions such as security trades, was completed August 31, 1999. Updates and completion of vendors' own contingency plans will possibly modify the Company's plans. The company expects any possible vendor updates to only enhance current plans.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its chief executive officer are defendants in two lawsuits brought in the District Courts of Dallas county, Texas, styled U.S. Teachers Insurance Agency, Inc. v. Rushmore Financial Group, Inc. and U.S. Teachers Insurance Agency, Inc. v. Dewey Malone Moore, Jr., alleging breach of contract and fraud in connection with a failed contract to form an affiliation to market insurance and annuities. The defendants deny that a contract ever existed and are defending the suits vigorously.

The Company has had claims made against it by three investors in Florida resulting from financial instruments placed by the Company's brokerage subsidiary in a company that declared bankruptcy. The first claim for $257,000 resulted in an arbitral award for $50,000, which the Company paid. Other threatened claims totaling $275,000 have not been filed.

On November 3, 1999 Jim Clark, former president of Rushmore Securities Corporation and director of the Company filed suit in the District Courts of Dallas county, Texas alleging breach of contract arising out of his termination by the Company and requests damages in excess of $389,000. The Company has denied that any amounts are owed under the agreement.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

Information concerning the Company's annual meeting of shareholders held May 7, 1999 was disclosed in the Company's Form 10QSB for the quarter ended March 31, 1999 and is incorporated by reference.

The company held a special meeting of its shareholders on October 4, 1999. The shareholders approved a resolution that approved the decision of the Board of Directors to issue up to 3,500,000 shares of the Company's common stock in a private placement, either directly or upon conversion or exercise of convertible securities and warrants. The resolution was adopted by a vote of 2,222,932 for, 38,874 shares against, 5,158 shares abstained and 1,290,773 shares did not vote.

Item 5.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 10.13 - Letter of Agreement -
                                             Kohler-Stephens, Ltd.
                           Exhibit 11 - Earnings per share
                           Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8k - On July 28, 1999, the Company filed a Form 8k disclosing in Item 2 the merger transaction with John Vann Company. On August 19, l999, the Company appointed the accounting firm of Grant Thornton LLP as its independent auditors for the fiscal year ending December 31, 1999, and accepted the resignation of KPMG, LLP who served as the Corporation's independent auditors for the fiscal year ended December 31, l998 There has been no disagreement with auditors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      Rushmore Financial Group, Inc.

Dated:  November 15, 1999             By /s/ Robert W. Hendren
                                      ------------------------------------------
                                      By Robert W. Hendren

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 10.13         Letter of Agreement - Kohler-Stephens, Ltd.

 11            Earnings per share

 27            Financial Data Schedule