Form 10KSB40
period 1999-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2000-03-09
CIK 884892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

                     For the transition period _________ to

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
                       Yes  X                   No
                           ----                   ----

The registrant's revenues for its most recent fiscal year were:  $7,758,148.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was/is $5,800,000.

At December 31, 1999, the registrant had outstanding 3,700,071 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III (except Item 13) will be contained in Registrant's definitive Proxy Statement for the annual meeting of Shareholders to be held on May 5, 2000.

Transitional Small Business Disclosure Format (check one):

                       Yes                      No  X
                           ----                    ----

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                     PART I

Item 1.       Description of Business                                                                   3

Item 2.       Description of Property                                                                   7

Item 3.       Legal Proceedings                                                                         8

Item 4.       Submission of Matters to a Vote of Security Holders                                       8


                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters                                  8

Item 6.       Management's Discussion and Analysis                                                     10

Item 7.       Financial Statements                                                                     15

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                                 16


                                    PART III


Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act                                                        16

Item 10.      Executive Compensation                                                                   16

Item 11.      Security Ownership of Certain Beneficial Owners and Management                           16

Item 12.      Certain Relationships and Related Transactions                                           16

Item 13.      Exhibits and Reports on Form 8-K                                                         17

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

     Rushmore Financial Group, Inc. ("Rushmore", "Registrant" or the "Company") is a financial services holding company that provides a wide range of investment and insurance services and products to its clients over the Internet and through a national distribution network of approximately 113 securities representatives operating in over 30 states and more than 2,000 insurance agents in 41 states. Approximately 350 of those agents were considered active by the Company during 1999. The Company believes it is well positioned to take advantage of demographic trends in the industry and the increasing overlap of investment services with other financial security products. The Company's activities in these two complementary sectors of the financial services industry, investment services and insurance services, allow Rushmore to provide a full range of financial services to its clients and enhance the cross-selling opportunities of its select product lines.

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

     The Company's insurance services business selects and markets a wide range of life, disability, accident and health insurance and annuity products distributed over the Internet and through more than 2,000 independent agents of its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency"). Approximately 350 of those agents were considered active by the Company during 1999. In addition, Rushmore Life Insurance Company ("Rushmore Life") coinsures up to a 50% interest in the policies written through representatives of Rushmore Agency that are issued by its primary life insurance companies that have entered into modified coinsurance agreements with Rushmore Life.

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

     Securities Brokerage. Rushmore Securities' strategy is to continue to grow its on-line, Internet based securities brokerage division, RushTrade.com, which facilitates direct on-line securities trades by customers. Rushmore Securities also seeks growth by means of recruiting quality representatives, opening new branch offices, acquiring other broker-dealers and increasing its volume of business referred from agents and representatives of Rushmore subsidiaries and their customers.

     Advisory Services. Rushmore Advisors' strategy is to increase its assets under management by maximizing cross-selling opportunities to clients of Rushmore Securities and Rushmore Agency and acquiring other investment advisory firms. Rushmore Advisors will emphasize three profit centers in these efforts:
(i) the Rushmore Managed Asset Program ("RushMAP") and (ii) estate and financial planning for high net worth individuals, corporations and pension funds.

INVESTMENT SERVICES

     Securities Brokerage--Rushmore Securities Corporation. Rushmore Securities provides investment services to its clients through a network of approximately 113 registered representatives. Rushmore Securities is licensed or pending in all 50 states. Rushmore Securities is a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB") and the Securities Investors Protection Corporation ("SIPC").

     Rushmore Securities functions as a retail broker for clients to whom it makes trading recommendations, on a discretionary or non-discretionary basis, and as a discount broker to unsolicited orders from its customers and from trades initiated by other Rushmore subsidiaries. It also offers mutual funds, variable life insurance and variable annuity products.

     In February 1999, Rushmore Securities announced the opening of its on-line trading division, known as RushTrade.com, inc. (http://www.rushtrade.com), offering customers, via the Internet, Level I and Level II quotes with highly efficient direct order routing to the stock exchanges and electronic communications networks ("ECNs") without the usual several minute delays. A Level I quote displays the high bid and low asked prices for a stock on a "real-time" basis. A Level II quote additionally provides information about the underlying quotations of all ECNs and market makers in the stock. Most of the on-line brokerage firms offer delayed or static quotes and process customer orders through a browser based software that routes the order through the firm's trading desk or to third-party wholesalers.

     In October 1999, the Company completed the purchase of the proprietary software trading platform and other assets of Block Trading, Inc. of Houston, Texas, for approximately $800,000. The Company intends to raise funds in a private placement to allow additional enhancements to the acquired software and to finish the final testing and launch of the software as a service of RushTrade.com. This will reduce our operating costs by eliminating the license fees RushTrade.com is currently paying third-party trading software vendors and will upgrade our software to make it more user friendly.

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

     Rushmore Securities' registered representatives are employees of Rushmore Securities and are compensated on the basis of commissions on sales of investment securities. Each representative executes an agreement with Rushmore Securities to sell securities to their clients exclusively through Rushmore Securities and comply with Rushmore Securities' rules and procedures and all applicable federal and state laws. Rushmore Securities supervises the efforts of these representatives through 25 registered securities principals and branch office managers who earn commissions and overrides on sales of representatives under their supervision.

     Rushmore Securities is continually seeking to add new representatives, especially those with prior brokerage experience and an established client base. Rushmore Securities believes it competes effectively for registered representatives based on its favorable commission structure, its ability to provide its representatives access to all securities markets and research reports from leading analysts, and the opportunity for representatives to earn stock options in the Company. Through its affiliate, Rushmore Advisors, Rushmore Securities also provides its representatives the flexibility to generate commission-based or fee-based income. In addition, Rushmore Securities has benefited from the increase in securities trading volume during recent years. Combined, listed companies on the New York Stock Exchange and American Stock Exchange and NASDAQ have increased market capitalization from $2.67 trillion in 1987 to over $22 trillion in 1999, according to reports published by such exchanges. Combined average daily share volume for the New York Stock Exchange and American Stock Exchange and NASDAQ have increased from 341 million shares in 1987 to over 2 billion shares of 1999.

     Investment Advisory Services--Rushmore Investment Advisors, Inc. The Company formed Rushmore Advisors in January 1996 to provide fee-based investment advisory and money management services to its clients.

     Rushmore Advisors enters into investment advisory agreements with its clients that outline the services to be provided and the compensation to be paid. The agreements in force provide for annual compensation to Rushmore Advisors from 0.4% to 2.3% of funds under management.

     The investment philosophy of Rushmore Advisors is to provide superior returns without materially increasing the associated investment risk. In equities, Rushmore Advisors seeks to achieve long-term capital appreciation by limiting its selections to listed stocks, with consistent records of earnings growth and strong balance sheets. With fixed income securities, Rushmore Advisors seeks income and preservation of capital through a diversified portfolio for each client considering its income needs and risk tolerance.

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

INSURANCE SERVICES

     Rushmore Insurance Services, Inc. The Company markets life, health and disability insurance and annuities to individuals and small businesses through a network of independent agents. The Rushmore Agency group has primarily marketed policies under national marketing agreements with life insurance companies and is seeking other companies that will serve as its Primary Insurers ("Primary Insurers"). The Company has entered into co-insurance agreements with Southwestern Life Insurance Company. Rushmore Agency's agents also market policies issued by numerous other life insurance companies, of which most are rated "A" or better by A.M. Best, that have appointed Rushmore Agency and its agents to sell on their behalf (the "Other Insurers"). The Company's agents are employed by or have contracts with Rushmore Agency, which is owned by D.M. (Rusty) Moore, Jr., Chairman and Chief Executive Officer of Rushmore, because the Texas Insurance Code does not permit life insurance agencies to be owned by corporations. However, pursuant to an Overhead Services Agreement all revenues and expenses of Rushmore Agency are passed through to the Company as permitted by regulatory requirements. In addition, Mr. Moore has granted the Company an irrevocable option for the Company to appoint any other qualified person to acquire the capital stock of Rushmore Agency on its behalf, thus insuring the Company's ability to continue receiving that income and expense.

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

     Sales and Marketing. The Company either employs or has contracted with more than 2,000 independent agents in 41 states, who have been appointed by Rushmore Agency, the Primary Insurers and Other Insurers to sell policies of the Primary Insurers and Other Insurers as part of Rushmore Agency's marketing organization. Approximately 350 of those agents were considered active by the Company during 1999.

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

     Rushmore Life's coinsurance arrangements typically consist of a modified coinsurance agreement, under which Rushmore Life receives between 33 1/3% and 50% of the premium income and associated insurance risk on policies written by Rushmore Agency's agents. Because Rushmore Life's retention limit is currently $25,000 per policy, the differential between such retention and the amount coinsured with the Insurer is then reinsured back to the Insurer or another reinsurance carrier. Rushmore Life earns a spread between the net coinsured premium income and the lower reinsurance premium. Presently Rushmore Life does not coinsure any new policies. Rushmore Life will continue to pursue national marketing and coinsurance agreements with other Primary Insurers.

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

EMPLOYEES

     Rushmore has a total of 150 employees, including 113 in its securities operations, 8 in its insurance services area, 16 in its advisory business, and 13 in its executive offices. A total of 48 are located at the Company's offices in Dallas. All but 28 employees are compensated all or in part on the basis of commissions and other incentive-based compensation.

     The Company is under contract with an additional 2,000 independent agents to market life insurance in 41 states. Approximately 350 of those agents were considered active by the Company during 1999.

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

     Investment Advisor Regulation. Rushmore Advisors is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on officers and employees of the Advisor, review and approval of business methods, compensation structures and advisory agreements and advertising.

ENVIRONMENTAL MATTERS

     None of the Company's activities result in any discharge of hazardous materials or other environmental risks.

ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company leases 12,305 square feet on the third and sixth floors of the Dallas Galleria One Office Tower. That property is used by the Company's Insurance, Insurance Agency Services, and Securities Brokerage segments. The Company's Advisory services segment leases 8,000 square feet at 1800 Preston Park Boulevard, Plano, Texas and 10,000 square feet at 1424 Gables Court, Plano, Texas. The Company believes these facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and it chief executive officer are defendants in two lawsuits brought in the District Courts of Dallas county, Texas, styled U.S. Teachers Insurance Agency, Inc. v. Rushmore Financial Group, Inc. and U.S. Teachers Insurance Agency, Inc. v. Dewey Malone Moore, Jr., alleging breach of contract and fraud in connection with a failed contract to form an affiliation to market insurance and annuities. The defendants deny that a contract ever existed and are defending the suits vigorously.

     The Company has had claims made against it by three investors in Florida resulting from financial instruments placed by the Company's brokerage subsidiary in a company that declared bankruptcy and in a company that has failed to make payments on its debt obligations. The first claim for $257,000 resulted in an arbitral award for $50,000, which the Company paid. Other threatened claims totaling $381,626 have not been filed.

     On November 3, 1999 Jim Clark, former president of Rushmore Securities Corporation and director of the Company filed suit in the District Court of Dallas county, Texas alleging breach of contract arising out of his termination by the Company and requesting damages in excess of $389,000. The Company has denied that any amounts are owed under the agreement.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


                                                                               HIGH              LOW
                                                                               ----              ---

                           April 28 - June 30, 1998                           $ 6                $5

                           July 1 - September 30, 1998                          5                 1.4375

                           October 1 - December 31, 1998                        2.5               1.5

                           January 1 - March 31, 1999                          11.75              1.625

                           April 1 - June 30, 1999                              7.25              3.75

                           July 1 - September 30, 1999                          5.8125            2.9375

                           October 1 - December 31, 1999                        5.00              2.125

HOLDERS

     As of January 31, 2000, there were approximately 105 holders of record and approximately 1,500 beneficial holders of the Company's Common Stock and 9 holders of the Company's Preferred Stock.

DIVIDENDS

     The Company does not anticipate any stock or cash dividends on its commons shares in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act. No underwriting discounts or commissions were paid with respect to such sales.


                                                             NUMBER OF               OFFERING          EXEMPTION
                 DATE                                         SHARES                   PRICE            CLAIMED
                 ----                                         ------                   -----            -------

              October 1999       (6)                          375,000                  4.00               (1)
              February 1998      (4)                           64,240                 $0.20               (1)
              November 1997                                   175,758                  1.92               (1)(2)
              May 1997           (3)                          534,187                  1.92               (1)
              April 1997         (4)                           28,426                  0.32               (1)
              January 1997       (5)                           17,593                  1.50               (1)

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

(4)  Exercise of stock options at prices from $.20 to $1.50 per share.

(5)  Issued to fulfill 1996 stock subscriptions.


(6) Consists of 125,000 shares of common stock and warrants to purchase 250,000 shares of common stock for a purchase price ranging from $4.00 to $7.00 per share in connection with a private placement to a single investor. Registrant received $500,000 proceeds less $27,000 of commissions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following selected financial information should be read in conjunction with the financial statements and the notes thereto. The information for the years ended December 31, 1999, 1998 and 1997, are derived from the audited financial statements of the Company.


                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                       1999              1998              1997
                                                                 ----------------  ----------------  -------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
               STATEMENT OF OPERATIONS DATA:
               Revenue from investment services                        $ 4,890            $ 2,452          $ 2,373
               Revenues from insurance services                          2,841              5,876            4,224
               Total revenues                                            7,758              8,420            6,624

               Investment services expense                               2,962              2,081            2,040
               Insurance services expense                                1,437              6,376            3,915
               General and administrative expenses                       3,675              2,144            1,023
               Total expenses                                            8,074             10,611            7,278

               Operating loss                                             (316)            (2,191)            (654)
               Net loss                                                   (448)            (2,113)            (810)

               Net loss per share of Common
                  Stock after dividends on preferred stock               (0.14)             (0.77)           (0.45)

               Operating margin
                  Investment services                                       39%                15%              14%
                  Insurance services                                        49%                -8%               7%
               G&A expenses as % of Revenues                                47%                25%              15%


                                                                                        AS OF DECEMBER 31,
                                                                                        ------------------
                                                                                        1999          1998
                                                                                        ----          ----
                                                                                      (DOLLARS IN THOUSANDS)
                            BALANCE SHEET DATA:
                               Cash and certificates of deposit                     $   490          $ 1,815
                               Amounts on deposit with reinsurers                     4,645           32,786
                               Total assets                                          11,570           39,204
                               Policy Reserves                                        4,613           34,277
                               Total debt                                               272               60
                               Shareholders' equity                                   5,995            2,617

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                                Year Ended December 31,
                                 1999              1998
                              ----------------------------

Insurance Agency              $ 1,357,217      $   262,360
Insurance Company               1,484,040        5,613,876
Securities Brokerage            3,410,446        2,240,368
Advisory Services               1,479,154          211,705
Other                              27,291           91,895
                              -----------      -----------
         Total                $ 7,758,148      $ 8,420,204
                              ===========      ===========



     Total revenues decreased 8% from $8,420,204 in 1998 to $7,758,148 during 1999. On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Revenues associated with that business accounted for $1,016,268 and $5,003,673 during 1999 and 1998 respectively. Excluding those revenues, all other revenue increased $3,325,349 or 97%.

     Insurance Agency revenues have increased $1,094,857 or 417% as the Company has begun to earn commissions and fees relating to the sale of accident and health insurance policies that were sold in 1999 and 1998.

     As a result of the insurance block sale, insurance company revenue decreased from $5,613,876 in 1998 to $1,484,040 (including $1,016,268 in gain on the sale to CLIC). Insurance premium income decreased $3,207,607 to $121,321; and net investment income decreased $1,938,497 to $346,451 as a result of the sale discussed above.

     The securities brokerage division also experienced significant growth in that revenues increased $1,170,078 or 52% from the previous year. That division earned $644,281 in software licensing and trading fees associated with the Company's entry into the on-line brokerage business during 1999. Revenues generated from traditional retail brokerage services also contributed to the growth with an increase of $525,797. The increase in retail brokerage income was the result of continued recruiting and addition of new representatives.

     Revenues of the Advisory services division increased $1,267,449 or 599% primarily as a result of the acquisition via merger of The John Vann Company on July 15, 1999. This acquisition contributed revenues of $1,218,533 during the second half of 1999.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                                Year Ended December 31,
                                 1999              1998
                              ----------------------------

Insurance Agency              $ 1,380,107      $   702,428
Insurance Company                 573,284        5,982,855
Securities Brokerage            3,485,539        2,422,138
Advisory Services               1,199,239          344,267
Other                           1,436,267        1,159,051
                              -----------      -----------
         Total                $ 8,074,436      $10,610,739
                              ===========      ===========



     Insurance agency expenses increased $677,679 or 96% from $702,428 in 1998 to $1,380,107 in 1999. Agents' commissions and personnel costs increased $493,201 and $149,298 respectively as a direct result of an increase in agency revenue of 417%.

     Insurance company expenses decreased from $5,982,855 in 1998 to $573,284 in 1999 due primarily to the sale of reinsurance business to CLIC.

     Securities brokerage expenses increased 44% from $2,422,138 in 1998 to $3,485,539 in 1999. During 1999 the Company incurred expenses of $563,202 in developing, marketing and operating its Internet based trading platform, RushTrade.com. That unit was not operational during 1998. Commission expenses of the retail brokerage division increased $503,435 due to increased revenue. The commission ratio was unchanged at 83%. Legal and settlement costs of the retail brokerage division also increased $169,450. Arbitration settlements of $65,000 were the result of disputes over transactions, which occurred in 1995 and 1996.

     Expenses of the Company's investment advisory unit, Rushmore Investment Advisors, increased $854,972 as a result of the acquisition via merger of The John Vann Company on July 15, 1999.

     Corporate expenses increased $277,216 or 24% from $1,159,051 in 1998 to $1,436,267 in 1999 due primarily to increases in personnel costs, depreciation, and professional costs. Compensation and benefits increased $175,831 due mainly to additional personnel. As a result of acquiring additional computer and office equipment, and expanding office space, depreciation and amortization expense increased from $53,460 in 1998 to $117,759 in 1999. Professional fees increased to $254,075 in 1999 from $178,960 in 1998. These increases included Directors fees of $19,800 in 1999 versus $1,500 in 1998, investor relations costs of $49,830 in 1999 versus 31,432 in 1998, and consulting fees of $80,149 versus $23,036 in 1998.

Operating loss

The following table sets forth the components of the Company's net loss for the periods indicated:


                                Year Ended December 31,
                                 1999              1998
                              ----------------------------

Insurance Agency              $   (22,890)     $  (434,307)
Insurance Company                 798,426         (288,056)
Securities Brokerage              (75,262)        (181,770)
Advisory Services                 272,779         (132,562)
Other                          (1,420,805)      (1,075,878)
                              -----------      -----------
         Total                $  (447,752)     $(2,112,573)
                              ===========      ===========


     The Company reported a net loss of $447,752 for the year ended December 31, 1999 compared to a net loss of $2,112,573 for the prior year. The net loss applicable to common shareholders for the year ended December 31, 1999 was $461,870 or $0.14 per share (basic and diluted). For 1998, the net loss applicable to common shareholders of $2,127,774 was $0.77 per share (basic and diluted).

     The decrease in net loss is partially attributable to the pre-tax gain of $1,016,268 on the disposition of the block of reinsurance policies. The net loss was further decreased by the acquisition via merger of The John Vann Company on July 15, 1999. This acquisition contributed revenues of $1,210,669 during 1999. As a result the Company's investment advisory firm, Rushmore Investment Advisors, is now profitable on a year to date basis and reported net income of $272,279. Increased commission revenue of the Company's insurance agency further decreased the net loss. That unit had a net loss of $22,890 for, 1999 but reported net income of $24,469 for the third quarter and $78,457 for the fourth quarter. Those gains were partially offset by increases in expenses for personnel costs, depreciation, and professional fees totaling $315,245 and an increase in the provision for income taxes of $131,946. The provision for income taxes was primarily the result of the sale of the insurance block by Rushmore Life Insurance Company. Although the Company has significant net operating loss deductions available, it is unable to consolidate Rushmore Life Insurance Company for tax purposes until the year 2003. The increase in provision for income taxes includes the result of an increase in additions to the deferred tax asset valuation allowance of $148,594.

LIQUIDITY

     Cash Flows from Operating Activities. The Company's net loss of $447,752 for the year ended December 31, 1999 was adjusted by non-cash expenses consisting of depreciation of $298,680, and stock-based compensation of $11,480. Cash flows from operating activities were reduced for the non-cash portion of the gain on sale of insurance block of $806,637, by realized gains and losses of $3,933 and by various cash flow adjustments aggregating a net use of cash in the amount of $341,761 to yield a net cash flow used by operating activities in the amount of $1,289,923.

     Cash Flows From Investing Activities. Cash flow from investing activities during the year ended December 31, 1999 provided $626,837, primarily due to the sales of certificates of deposit and bonds totaling $1,209,100 and cash received upon the sale of an insurance block of $500,000. Those receipts were offset by purchases of furniture, equipment and software totaling $1,001,020.

     Cash Flows from Financing Activities. During the year ended December 31, 1999, the Company raised $484,606 from the sale of Common Stock. The Company also received proceeds from notes payable totaling $64,374.

     Credit Facilities and Resources. The Company's cash and investments (other than amounts on deposit with reinsurer) at December 31, 1999 were $740,401, of which $300,801 is held by Rushmore Life and is not immediately available to the Company for operating needs. The Company is entitled to receive monthly management fee payments from Rushmore Life equal to $14,000 plus expenses directly attributable to Rushmore Life.

     The Company believes that, except for software development costs, revenues from operations will be adequate to meet its cash needs for at least the next twelve months. Costs incurred in the further development of the Company's online trading operation are expected to be funded through the sale of convertible preferred stock. Software development and marketing costs are anticipated to require approximately $3 million in additional capital during 2000.

The Company has historically grown through acquisitions and will continue to review companies for possible acquisition. Any such future acquisitions will be financed through Company securities or new sources of funding.

YEAR 2000

     The Company established an enterprise-wide program in the first quarter of 1998 to prepare its computer systems, applications, and transactional bridges between internal systems and external agents for the Year 2000. The Company utilized both internal and external resources to identify, correct, and test the systems for Year 2000 compliance. The majority of its inventory, research, and modifications were completed by December 31, 1998. Further validations through testing and follow-up procedures were conducted throughout calendar year 1999. As of June 30, 1999, all mission-critical systems had been tested with no significant difficulties encountered. Furthermore, because of recent acquisitions and the affiliations with other companies, the Company's Year 2000 Project scope was enlarged. Research and verification of newly acquired mission-critical systems have shown Year 2000 compliance. Further research, testing, and any remediation was completed September 30, 1999.

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

     All costs were funded by cash flows from operations. Total costs of testing and remediation relating to the Year 2000 project were less than $25,000.

     The Company has not identified any year 2000 related failures. Unanticipated failures by clearing firms and primary insurers, as well as the failure by the Company to execute its own remediation efforts could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risks.

MARKET RISK

     The Company assumes risks on interest sensitive insurance products via modified coinsurance agreements. These agreements call for all funds to be withheld by the insurance company issuing the policies. Therefore, all interest rate and default risks associated with the underlying investments are retained by the company issuing the insurance policy. These same coinsurance agreements also call for investment income credits to the Company equal to the rate being credited to the policyholder plus a fixed percent. Therefore, the issuing company also retains disintermediation risks associated with these policies. The majority of these risks were recaptured in 1999. See note seven of the notes to consolidated financial statements.

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

     SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after January 1, 2001 with earlier application permitted. Management does not anticipate this Statement will have a material adverse impact on the consolidated financial position or the results of operations of the Company.

Item 7.   Financial Statements

Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.


                                                                                                                     Page
                                                                                                                     ----
         Independent Auditors' Report                                                                                F-1
         Independent Auditors' Report                                                                                F-2
         Independent Auditors' Report                                                                                F-3
         Consolidated Balance Sheet - December 31, 1999                                                              F-4
         Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1999                        F-5
         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998 and 1999              F-6
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1999                        F-7
         Notes to Consolidated financial Statements                                                                  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
of Rushmore Financial Group, Inc.


We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 1999, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP



Dallas Texas
February 2, 2000 (except for note (5), as to which the date is February 25, 2000)


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders Rushmore Financial Group, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Rushmore Financial Group, Inc. and Subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Rushmore Securities Corporation, a wholly-owned subsidiary, which statements reflect total revenues constituting 28 percent in 1998 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Rushmore Securities Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Rushmore Financial Group, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                       KPMG LLP

March 17, 1999



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
of Rushmore Financial Group, Inc.


We have audited the accompanying statement of financial condition of Rushmore Securities Corporation, as of December 31, 1998, and the related statements of income, changes in stockholder's equity, changes in liabilities subordinated to claims of general creditors, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                                     CHESHIER & FULLER, L.L.P.


Dallas, Texas
January 15, 1999




                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                  ASSETS

Investments:
     Cash and cash equivalents                                                      $    490,401
     Certificates of deposit                                                             200,000
     Amounts on deposit with reinsurer                                                 4,645,073
     Equity securities available for sale                                                 50,000
                                                                                    ------------
            Total investments                                                          5,385,474
                                                                                    ------------
Deferred policy acquisitions costs                                                        25,700
Accounts receivable and due from reinsurers                                              848,961
Prepaid expenses and deposits                                                            245,862
Equipment, net of accumulated depreciation                                             1,465,672
Goodwill                                                                               3,597,683
Other assets                                                                                 229
                                                                                    ------------
            Total assets                                                            $ 11,569,581
                                                                                    ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Future policy benefits                                                         $      5,100
     Universal life contract liabilities                                               4,607,416
     Notes payable                                                                       272,385
     Due to reinsurers                                                                    83,537
     Accrued expenses & other liabilities                                                606,176
                                                                                    ------------
            Total liabilities                                                          5,574,614
                                                                                    ------------
Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares
        issued and outstanding                                                            20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
        13,687 shares issued and outstanding                                             136,870
     Common stock-$0.01 par value, 10,000,000 shares authorized;
        3,789,544 shares issued                                                           37,895
     Common stock subscribed-8,138 shares at $0.01                                            81
     Additional paid in capital                                                        9,851,128
     Treasury stock-89,473 shares at cost                                               (116,345)
     Accumulated deficit                                                              (3,901,222)
     Common stock subscriptions receivable                                               (33,440)
                                                                                    ------------
            Total shareholders' equity                                                 5,994,967
                                                                                    ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 11,569,581
                                                                                    ============

           See accompanying notes to consolidated financial statements



                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,


                                                                   1999            1998
                                                               ------------    ------------
Revenue:
     Revenue from Insurance Services:
         Insurance policy income                               $  1,133,273    $  3,541,675
         Net investment income                                      346,451       2,284,948
         Agency management fee                                      345,265          49,613
         Gain on sale of insurance block                          1,016,268               -
     Revenue from Investment Services:
         Commissions and fees                                     3,410,716       2,243,608
         Asset management                                         1,478,884         208,465
     Other                                                           27,291          91,895
                                                               ------------    ------------
             Total revenues                                       7,758,148       8,420,204
                                                               ------------    ------------
Expenses:
     Insurance Services Expenses:
         Other insurance services expenses                          946,874       1,457,709
         Policyholder benefits                                      306,797       2,599,087
         Amortization of deferred policy
             acquisition costs                                      183,483         944,911
         Amortization of present value of insurance in force              -       1,373,846
     Investment services expenses:
         Commission expense                                       2,571,391       1,939,228
         Other investment services expenses                         390,928         141,283
     General and administrative                                   3,674,963       2,154,675
                                                               ------------    ------------
             Total expenses                                       8,074,436      10,610,739
                                                               ------------    ------------
             Operating loss                                        (316,288)     (2,190,535)
Interest expense                                                     19,134           2,961
                                                               ------------    ------------
             Loss before income taxes                              (335,422)     (2,193,496)
Income tax expense (benefit)                                        112,330         (80,923)
                                                               ------------    ------------
Net loss                                                       $   (447,752)   $ (2,112,573)
                                                               ============    ============
Net loss applicable to common shareholders                     $   (461,870)   $ (2,127,774)
                                                               ============    ============
Basic and diluted per share data:
   Net loss per share of common stock,
     after dividends on preferred stock                        $      (0.14)   $      (0.77)
                                                               ============    ============
   Weighted average common shares outstanding                     3,266,876       2,775,428
                                                               ============    ============

     See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                                                 COMMON        ADDITIONAL
                                                    PREFERRED       COMMON        STOCK          PAID IN
                                                      STOCK          STOCK      SUBSCRIBED       CAPITAL
                                                ------------------------------------------------------------
Balance, January 1, 1998                           $   180,920    $    21,870   $        46    $ 2,486,244
      Net loss                                               -              -             -              -
      Accumulated other comprehensive income:
      Unrealized gains on securities
         available for sale                                  -              -             -              -

   Comprehensive loss
   Common stock issued, 815,341 shares                       -          8,154           (46)     3,548,701
   Common stock subscribed, 10,000 shares                    -              -           100         54,900
   Common stock options exercised, 64,240 shares             -            642                       12,206
   Treasury stock acquired 7,493 shares                      -              -             -              -
   Preferred stock redeemed                            (24,050)             -             -              -
   Preferred stock dividends paid                            -              -             -        (15,201)
   Stock subscriptions receivable                            -              -             -              -
   Loan and advances to officers/shareholders                -              -             -              -
   Receivable from affiliates
                                                   -----------    -----------   -----------    -----------
Balance, December 31, 1998                             156,870         30,666           100      6,086,850
      Net loss                                               -              -             -              -
      Accumulated other comprehensive loss:
      Unrealized losses on securities
         available for sale                                  -              -             -              -

   Comprehensive loss
   Common stock issued, 125,000 shares, net of
       issuance cost                                         -          1,250             -        422,388
   Common stock issued for purchase of The
      John Vann Company, 550,000 shares                      -          5,500             -      3,294,500
   Common stock issued for stock based
      compensation, 2,138 shares                             -             21           (19)           998
   Common stock options exercised, 45,809 shares             -            458             -         60,510
   Preferred stock dividends paid                            -              -             -        (14,118)
   Repayments of Loan and advances to
      officers/shareholders                                  -              -             -              -

                                                   -----------    -----------   -----------    -----------
Balance, December 31, 1999                         $   156,870    $    37,895   $        81    $ 9,851,128
                                                   ===========    ===========   ===========    ===========



                                                     RETAINED     ACCUMULATED                  SHAREHOLDER/
                                                     EARNINGS    COMPREHENSIVE     TREASURY   SUBSCRIPTIONS
                                                     (DEFICIT)    INCOME (LOSS)     STOCK       RECEIVABLE       TOTAL
                                                -----------------------------------------------------------------------------
Balance, January 1, 1998                          $(1,340,897)   $      (110)   $   (78,881)   $  (160,993)   $ 1,108,199
      Net loss                                     (2,112,573)             -              -              -     (2,112,573)
      Accumulated other comprehensive income:
      Unrealized gains on securities
         available for sale                                 -            868              -              -            868
                                                                                                              -----------
   Comprehensive loss                                                                                          (2,111,705)
   Common stock issued, 879,581 shares                      -              -              -              -      3,556,809
   Common stock subscribed, 10,000 shares                   -              -              -              -         55,000
   Common stock options exercised, 64,240 shares                                                                   12,848
   Treasury stock acquired 7,493 shares                     -              -        (37,464)             -        (37,464)
   Preferred stock redeemed                                 -              -              -              -        (24,050)
   Preferred stock dividends paid                           -              -              -              -        (15,201)
   Stock subscriptions receivable                           -              -              -        (35,151)       (35,151)
   Loan and advances to officers/shareholders               -              -              -         57,701         57,701
   Receivable from affiliates                                                                       49,764         49,764
                                                  -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998                         (3,453,470)           758       (116,345)       (88,679)     2,616,750
      Net loss                                       (447,752)             -              -              -       (447,752)
      Accumulated other comprehensive loss:
      Unrealized losses on securities
         available for sale                                 -           (758)             -              -           (758)
                                                                                                              -----------
   Comprehensive loss                                                                                            (448,510)
   Common stock issued, 125,000 shares, net of
       issuance cost                                        -              -              -              -        423,638
   Common stock issued for purchase of The
      John Vann Company, 550,000 shares                     -              -              -              -      3,300,000
   Common stock issued for stock based
      compensation, 2,138 shares                            -              -              -         10,480         11,480
   Common stock options exercised, 45,809 shares            -              -              -              -         60,968
   Preferred stock dividends paid                           -              -              -              -        (14,118)
   Repayments of Loan and advances to
      officers/shareholders                                 -              -              -         44,759         44,759

                                                  -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999                        $(3,901,222)   $         -    $  (116,345)   $   (33,440)   $ 5,994,967
                                                  ===========    ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Year Ended December 31,


                                                                             1999           1998
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $  (447,752)   $(2,112,573)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
           Gain on sale of insurance block net of federal income tax        (806,637)             -
           Realized gains net                                                 (3,933)       (10,742)
           Stock-based compensation                                           11,480         10,980
           Depreciation and amortization                                     298,680         54,875
           CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF SALE OF
               INSURANCE BLOCK AND JOHN VANN ACQUISITION:
               (Increase) decrease in assets:
                   Accounts receivable and due from reinsurers              (511,574)      (811,742)
                   Prepaid expenses and deposits                              40,519       (190,796)
                   Deferred policy acquisition costs                          60,178        306,523
                   Amounts on deposit with reinsurer                        (271,462)    (2,302,383)
                   Net deferred federal income taxes                               -        (81,602)
                   Other assets                                                    -          6,297
                   Increase (decrease) in liabilities:
                   Accrued expenses and other liabilities                    (22,167)       (36,136)
                   Due to reinsurers                                         147,461        131,216
                   Future policy benefits                                        487          1,201
                   Universal Life liabilities                                214,797      1,309,957
                   Present value of future profits                                 -      1,373,846
                   Claims payable                                                  -       (180,650)
                                                                         -----------    -----------
Net cash flows used in operating activities                               (1,289,923)    (2,531,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                  (41,633)      (406,101)
      Purchase of computer software                                         (959,387)
      Purchase of equity securities available for sale                       (50,000)      (290,719)
      Purchase of bonds available for sale                                         -     (1,296,420)
      (Increase) Decrease in certificates of deposit                       1,001,284     (1,201,284)
      Sales of equity securities available for sale                                -        294,795
      Sales of bonds available for sale                                      207,816      1,100,000
      Negative cash balances acquired in purchase of John Vann Co            (31,243)             -
      Cash received on sale of insurance block                               500,000              -
                                                                         -----------    -----------
Net cash flows provided by (used in) investing activities                    626,837     (1,799,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans to officers and affiliate                                         44,759         57,701
      Proceeds from sale of Common Stock, net of offering cost               484,606      3,768,409
      Preferred Stock dividends paid                                         (14,118)       (15,201)
      Preferred Stock redeemed                                                     -        (24,050)
      Purchase of treasury stock                                                   -        (37,464)
      Payments on notes payable                                              (42,948)       (26,943)
      Proceeds from notes payable                                             67,374              -
                                                                         -----------    -----------
Net cash flows provided by financing activities                              539,673      3,722,452
                                                                         -----------    -----------

Change in cash and cash equivalents                                         (123,413)      (609,006)
Cash and cash equivalents at beginning of year                               613,814      1,222,820
                                                                         -----------    -----------
Cash and cash equivalents at end of year                                 $   490,401    $   613,814
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                             $    19,785    $     9,772
      Cash received for income taxes                                     $         -    $    (8,299)

          See accompanying notes to consolidated financial statements



                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       THE COMPANIES

Rushmore Financial Group, Inc. and Subsidiaries (the "Company"), is a holding company of the financial services companies described below, which offer insurance and investment products to clients through a network of agents and representatives.

Rushmore Securities Corporation ("Rushmore Securities"), a wholly-owned subsidiary of the Company, is registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD"). Licensed registered representatives offer clients a variety of investments, including stocks, bonds, mutual funds, variable annuities and public and private limited partnerships. Rushmore Securities is a "fully disclosed introducing broker-dealer," which means that it does not hold any customer funds or securities or have a seat on any stock exchange. It "clears" its securities trades through Southwest Securities, Inc. and First Southwest Company, which hold customer funds and securities and execute trades for such transactions. The clearing broker-dealers receive a portion of the gross commissions as compensation for handling such transactions.

Rushmore Life Insurance Company ("Rushmore Life"), a wholly owned subsidiary of the Company, is licensed to conduct the business of reinsurance by the state of Arizona. Rushmore Life coinsures up to a 50% interest in the policies written through representatives of Rushmore Agency that are issued by life insurance companies that have entered into modified coinsurance agreements with Rushmore Life.

Rushmore Investment Advisors, Inc. ("Rushmore Advisors") is a wholly owned subsidiary providing fee-based investment advice and funds management to customers of the Company. Rushmore Advisors is registered as an investment adviser with the Securities and Exchange Commission and the Texas Securities Board. Rushmore Advisors offers both discretionary and nondiscretionary management of customer accounts, but does not hold custody of customer funds. On July 15, 1999, the Company acquired The John Vann Company ("JVC"), a Texas corporation engaged in business as a registered investment advisor. The transaction was structured as a merger of Rushmore Advisors into JVC in exchange for 550,000 shares of the Company's common stock. The surviving corporation changed its name in the merger back to Rushmore Investment Advisors, Inc.

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

Rushmore Realty Advisors, Inc. ("Rushmore Realty") is a wholly owned subsidiary that was acquired from a related party, D. M. "Rusty" Moore, in April 1998 for a cash purchase price of $10. Rushmore Realty has no current operations.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Consolidation Policy

     The accompanying consolidated financial statements include the accounts of Rushmore Financial Group, Inc. and its subsidiaries, Rushmore Securities, Rushmore Advisors, Rushmore Life, and Rushmore Realty and its affiliate Rushmore Agency. All significant intercompany transactions have been eliminated in consolidation.



(b)  Insurance Company Accounting Method

     Rushmore Life maintains its accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In the accompanying financial statements, such accounts have been adjusted to conform with generally accepted accounting principles.

(c)  Investments

     Certificates of deposit purchased with maturities generally less than one year, are reflected at cost, which approximates estimated fair value. All short-term investments with maturities of less than three months are considered to be cash equivalents. The Company recorded a change in unrealized gains (losses) of $(758) for 1999 and $868 for 1998. The Company also reported realized gains of $3,933 as a component of net investment income for the year ended December 31, 1999. Proceeds from sales of investments available for sale were $207,816 for the year ended December 31, 1999 and $1,394,795 for the year ended December 31, 1998. The Company determines realized gains or losses based on the specific identification method.

     The Company had assets of $100,000 as of December 31, 1999 and 1998, on deposit with state regulatory authorities to fulfill statutory requirements.

(d)  Deferred Policy Acquisition Costs

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

(e)  Present Value of Future Profits

     The present value of future profits represents the anticipated gross profits to be realized from future revenues on insurance in force at the date such insurance was purchased, discounted to provide an appropriate rate of return and amortized, with interest, based on credited rate, over the years that such profits are anticipated to be received in proportion to the estimated gross profits.

(f)  Goodwill

     The excess of the purchase price over the fair value of the net assets and liabilities of acquired entities is recorded as goodwill. Goodwill is amortized over 15 years.

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

(l)  Advertising

     Costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was approximately $51,000 and $44,000 in 1999 and 1998, respectively.

(m)  Reinsurance

     In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid over such limits. This is done by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The maximum risk currently retained by the Company on any one life is $25,000.

     The Company reports assets and liabilities related to insurance contracts before the effects of reinsurance. Reinsurance recoverables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance recoverables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.



(n)  Equipment

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

(o)  Income Taxes

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

(p)  Net Loss per Common Share

     Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). Stock options to purchase common stock outstanding for the years ended December 31, 1999 and 1998 were not included in the computation of diluted loss per share because of the net loss for the years ended December 31, 1999 and 1998 and as such were considered antidilutive.

     The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted loss per common share for the years 1999 and 1998:


                                                                 1999          1998
                                                                 ----          ----
Loss from operations:                                       $  (447,752)   $(2,112,573)
Dividends on preferred stock                                    (14,118)       (15,201)
                                                            -----------    -----------
   Net loss applicable to common shares basic and diluted   $  (461,870)   $(2,127,774)
                                                            ===========    ===========
       Weighted average number of common shares
          outstanding - basic and diluted                     3,266,876      2,775,428
                                                            ===========    ===========


(q)  Comprehensive Income

     Comprehensive income consists of net income and net unrealized gains (losses) on securities available for sale and is presented in the consolidated statements of shareholders' equity.

(r)  Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement

                                   Page F-11
     amounts and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

(s)  Reclassification

     Certain 1998 balances have been reclassified to conform to the 1999 presentation.

(3)       INDUSTRY SEGMENT INFORMATION

The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities offers broker dealer services and its operations have been included in the securities brokerage segment. Rushmore Advisors offers funds management services and its operations have been included in the advisory services segment. Both Rushmore Agency and Rushmore Life offer insurance products but have been further segregated. Rushmore Agency offers life, health and disability insurance and annuities and earns commissions on the sales of those products. The operations of Rushmore Agency are reported as the insurance agency services segment. Rushmore Life assumes mortality risks by way of coinsurance agreements under which it assumes up to a 50% interest in the policies written through representatives of Rushmore Agency. The operations of Rushmore Life have been reported as the insurance company segment.

The assets of the parent company, Rushmore Financial Group, Inc., are included in the Corporate category of identifiable assets and include primarily equipment of $419,748, net of accumulated depreciation, and cash and investments of $181,275. The expenses of the parent company are included in Corporate segment and are composed primarily of salaries, professional fees and rent relating to holding company operations.

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization as of, or for the year ended, December 31, 1999:


Identifiable Assets
            Insurance Agency       $   557,984
            Insurance Company        5,096,900
            Securities Brokerage     1,201,327
            Advisory Services        3,843,775
            Corporate                  869,595
                                   -----------
                    Total          $11,569,581
                                   ===========

Capital Expenditures
            Insurance Agency               $ -
            Insurance Company                -
            Securities Brokerage       902,115
            Advisory Services           33,084
            Corporate                   65,821
                                   -----------
                    Total          $ 1,001,020
                                   ===========

Depreciation and Amortization
            Insurance Agency       $       200
            Insurance Company            1,366
            Securities Brokerage        44,748
            Advisory Services          134,607
            Corporate                  117,759
                                   -----------
                    Total          $   298,680
                                   ===========

The following summarizes the Company's industry segment data of net income
(loss) for the years ended December 31, 1999 and 1998:


                                        1999             1998
                                    ------------     ------------
Revenue
            Insurance Agency        $  1,357,217     $    262,360
            Insurance Company          1,484,040        5,613,876
            Securities Brokerage       3,410,446        2,240,368
            Advisory Services          1,479,154          211,705
            Corporate                     27,291           91,895
                                    ------------     ------------
                    Total           $  7,758,148     $  8,420,204
                                    ============     ============

Expense
            Insurance Agency        $  1,380,107     $    702,428
            Insurance Company            573,284        5,982,855
            Securities Brokerage       3,485,539        2,422,138
            Advisory Services          1,199,239          344,267
            Corporate                  1,436,267        1,159,051
                                    ------------     ------------
                    Total           $  8,074,436     $ 10,610,739
                                    ============     ============

Interest
            Insurance Agency                 $ -     $     (5,761)
            Insurance Company                  -                -
            Securities Brokerage             169                -
            Advisory Services              7,136                -
            Corporate                     11,829            8,722
                                    ------------     ------------
                    Total           $     19,134     $      2,961
                                    ============     ============

Taxes
            Insurance Agency                 $ -              $ -
            Insurance Company            112,330          (80,923)
            Securities Brokerage               -                -
            Advisory Services                  -                -
            Corporate                          -                -
                                    ------------     ------------
                    Total           $    112,330     $    (80,923)
                                    ============     ============

Net Income (Loss)
            Insurance Agency        $    (22,890)    $   (434,307)
            Insurance Company            798,426         (288,056)
            Securities Brokerage         (75,262)        (181,770)
            Advisory Services            272,779         (132,562)
            Corporate                 (1,420,805)      (1,075,878)
                                    ------------     ------------
                    Total           $   (447,752)    $ (2,112,573)
                                    ============     ============



(4)       ACQUISITION

On July 15, 1999, the Company acquired The John Vann Company ("JVC"), a Texas corporation engaged in business as a registered investment advisor. The transaction was structured as a merger of the


Company's wholly owned subsidiary, Rushmore Investment Advisors, Inc., into JVC in exchange for 550,000 shares of the Company's common stock. The surviving corporation changed its name in the merger to Rushmore Investment Advisors, Inc. JVC was a privately owned corporation owned by an affiliate of Mr. John A. Vann of Dallas. Mr. Vann will remain with Rushmore Investment Advisors, Inc. as its chairman, chief executive officer and chief investment officer, pursuant to a three-year Employment Agreement. The transaction was accounted for as a purchase. The purchase price was approximately $3,300,000 based on the issuance of 550,000 shares. The Company also issued and holds in escrow 47,405 shares of common stock that may become deliverable twelve months after closing unless the Company's common stock shall have achieved a closing sales price for at least thirty trading days equal to or greater than $6.00 per share. The liabilities of JVC exceeded assets by approximately $384,000. Therefore, goodwill in the amount of approximately $3,685,000 was recorded equal to the sum of the purchase price and the negative net assets. Proforma information has not been presented as the effect on operations is not material.

(5)       NET CAPITAL REQUIREMENTS

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, Rushmore Securities is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis. At December 31, 1999, Rushmore Securities had net capital of approximately $117,000 and net capital requirements of $50,000. Rushmore Securities' ratio of aggregate indebtedness to net capital was 1.9 to 1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1.

The National Association of Securities Dealers (NASD) commenced an examination of Rushmore Securities in February 2000 which had not been completed at February 25, 2000. The NASD's preliminary report to Rushmore Securities indicates a violation of Rule 15c3-1. The NASD has asserted that Rushmore Securities minimum net capital requirement is $250,000, which is the requirement for firms that hold customer funds. The Company disagrees with the NASD's position that customer funds were being held at December 31, 1999, or at any other time, and believes that the net capital requirement is $50,000. The funds in question were transferred to Rushmore Securities' clearing firm on February 8, 2000. It is not possible at this time to determine whether the NASD's final report will conclude that Rushmore Securities was in violation of Rule 15c3-1 and whether fines and/or penalties will be imposed.

(6)       CONCENTRATION RISK

At December 31, 1999, and at various other times throughout 1999, the Company had cash balances in excess of federally insured limits. Cash accounts in banks are insured by the FDIC for up to $100,000. One of the cash balances exceeded the insured limit by approximately $102,000 at December 31, 1999.

(7)       REINSURANCE

All of the Company's reinsurance activity is the result of modified coinsurance treaties entered into with Conseco Life Insurance Company ("CLIC"), a subsidiary of Conseco, Inc. ("Conseco") and Southwestern Life Insurance Company ("SWL"), a subsidiary of Southwestern Life Corporation ("SLC"). Under the terms of the agreements, Rushmore Life assumes a quota share risk on all policies that are issued by CLIC and SWL as a result of applications submitted by agents affiliated with the Company. The quota share of the Company percentage falls between 33-1/3% and 50% on all business submitted. Because the treaties are on the basis of modified coinsurance, CLIC and SWL establish 100% of the reserves required to be held by the various state insurance regulatory authorities. Rushmore Life, in turn, deposits with CLIC and SWL an amount equal to its quota share of the reserves. CLIC and SWL pay Rushmore Life interest on the deposits at the investment rate assumed in the pricing of each product. These deposits are included in the amounts on deposit with reinsurer account balance in the financial statements. Although Rushmore Life is credited with interest based on the reserve deposits, the legal owners of the assets are CLIC and SWL, not Rushmore Life. The universal life contract liabilities recorded on the consolidated balance sheet at December 31, 1999 also include amounts that have been assessed to compensate the Company for services to be performed in the future. Such amounts are not earned in the period assessed. Such unearned revenue amounts are recognized in income over the periods benefited using the same assumptions and factors used to amortize deferred acquisition costs. Amounts that are assessed against the policyholder balance as consideration for origination of the contract, often referred to as initiation or front-end fees, are unearned revenues. At December 31, 1999, unearned revenue reserves included in universal life contract liabilities were $15,540.


For the years ended December 31, 1999 and 1998 the Company assumed statutory premiums of approximately $283,000 and $6,288,000, respectively, and paid approximately $255,000 and $1,834,000, respectively, in retroceded premiums.

CLIC, Conseco, SWL and Facilities Management Installation ("FMI") provide all necessary functions to fully process, administer, and account for the insurance business of Rushmore Life. For the years ended December 31, 1999 and 1998, Rushmore Life paid these companies for such services and policy maintenance as follows:


                                                   1999       1998
                                                   ----       ----
               Conseco, Inc. fees              $       -    $201,006
               FMI fees                           18,558      19,498
               CLIC & SWL policy maintenance
                fees                              10,077     288,834


Rushmore Life has set its retention limit for acceptance of risk on life insurance policies at $25,000. Risk in excess of the $25,000 limit is reinsured back to CLIC and SWL pursuant to certain reinsurance agreements. Rushmore Life pays CLIC and SWL to reinsure the excess risk according to mortality schedules that are contained in the reinsurance agreements. Rushmore Life paid CLIC and SWL approximately $255,000 and $1,834,000 for reinsurance costs for the years ended December 31, 1999 and 1998, respectively. SWL has ceded to Rushmore Life approximately $41,474,000 of insurance in force as of December 31, 1999. Pursuant to the reinsurance agreement with SWL, Rushmore Life has in turn retroceded approximately $27,163,000 of insurance in force to SWL, retaining risk equal to the difference.

On January 22, 1999 the Company executed a termination and recapture agreement with Conseco Life Insurance Company ("CLIC") effective January 1, 1999. Under the terms of the agreement all reinsurance terminated and all risks formerly assumed by CLIC were recaptured. On March 9, 1999 CLIC paid $500,000 to the Company as consideration and in settlement of the amounts due CLIC from the Company and the amounts due the Company from CLIC. The following table summarizes the categories of net asset changes relating to this sale:


                  Assets                         Increase              Decrease
------------------------------------           -----------           -----------
Cash                                           $   500,000           $         -
Amounts on deposit with reinsurers                       -            28,412,046
Accounts receivable                                      -               995,721
Deferred federal income tax                              -                91,674
Deferred policy acquisition costs                        -             1,903,296
Goodwill                                                 -               216,552


               Liabilities                        Decrease              Increase
------------------------------------           -----------           -----------
Future policy benefits                         $    82,780           $         -
Universal life policy liabilities               29,797,349                     -
Present value of future profits                    610,519                     -
Claims payable                                     128,216                     -
Due to reinsurers                                1,191,023                     -
Accrued expenses & other liabilities               116,039                     -


                Net Income                        Decrease              Increase
------------------------------------           -----------           -----------
Gain on sale of insurance block                $         -           $ 1,016,268
Provision for federal income tax                   209,631                     -

(8)       EQUIPMENT

The principal categories of equipment are summarized as follows:


Purchased computer software        $1,035,357
Computer equipment                    175,238
Office furniture and fixtures         397,723
Leasehold improvements                145,713
                                   ----------
                  Total costs       1,754,031
Less accumulated depreciation         288,359
                                   ----------
                                   $1,465,672
                                   ==========

Total depreciation included in the determination of net income amounted to $180,104 and $45,597 in 1999 and 1998, respectively. Depreciation expense related to purchased computer software was $62,738 in 1999 and $10,289 in 1998.


(9)       PREFERRED STOCK

The Company has authorized 500,000 shares of preferred stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are two classes of Preferred Stock now outstanding totaling 15,687 shares or $156,870. The Board of Directors has designated an authorized class of 25,000 preferred shares, designated 9% Cumulative Preferred Stock, which was sold at a price of $10 per share and an authorized class of 13,792 preferred shares, designated Series A Cumulative Preferred Stock which was offered at a price of $10 per share. In 1998, the Company redeemed 2,300 9% cumulative preferred shares at a cost of $23,000 and 105 series A cumulative preferred shares at a cost of $1,050. The Board of Directors has also designated an authorized class of 400,000 shares of Series B Convertible Preferred Stock. Preferred Stock has the following rights and preferences:

          DIVIDENDS. The Company will declare and pay a 9% quarterly dividend on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been missed. No dividends were in arrears at December 31, 1999 and 1998.

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

          CONVERSION. Neither the 9% Cumulative Preferred Stock or the Series A Cumulative Preferred Stock are convertible into any other security of the Company. The Series B Convertible Preferred Stock shall be convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. Conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion.

          SINKING FUND. The 9% Cumulative Preferred Stock calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Shareholders of 9% Cumulative Preferred have entered into an agreement with the Company to waive this requirement.

(10)      COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases its offices under operating leases that expire at various dates through 2002. The Company also leases furniture and office equipment under both operating and capital leases that expire at various dates through 2003. Future minimum lease payments are as follows:


                                   YEAR ENDING
                                   DECEMBER 31,
                                   ------------
                                        2000                495,638
                                        2001                353,689
                                        2002                130,700
                                        2003                  5,834


     Rent expense was approximately $312,146 and $272,376 in 1999 and 1998, respectively, and is included in general and administrative expenses.

(b)  Litigation

     The Company and it chief executive officer are defendants in two lawsuits brought in the District Courts of Dallas county, Texas, alleging breach of contract and fraud in connection with a contract to form an affiliation to market insurance and annuities. The defendants deny that a contract ever existed and are defending the suits vigorously.

     The Company has had claims made against it by three investors in Florida resulting from financial instruments placed by the Company's brokerage subsidiary in a company that declared bankruptcy and in a company that has failed to make payments on its debt obligations. The first claim for $257,000 resulted in an arbitral award for $50,000, which the Company paid. Other threatened claims totaling $382,000 have not been filed.

     On November 3, 1999 the former president of Rushmore Securities Corporation and former director of the Company filed suit in the District Courts of Dallas county, Texas alleging breach of contract arising out of his termination by the Company and requests damages in excess of $389,000. The Company has denied that any amounts are owed under the agreement.

     The consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainties. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.


(11)      INCOME TAXES

The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following:


                                   1999            1998
                                   ----            ----
Current expense                 $  20,657       $     679
Deferred expense (benefit)         91,673         (81,602)
                                ---------       ---------
                                $ 112,330       $ (80,923)
                                =========       =========


     Deferred federal income tax were comprised of the following at December 31, 1999:


  Deferred federal income tax assets:
     Life reserves                                      $ 1,568,256
     Net operating loss carryforward                      1,009,710
     Alternative minimum tax credit                          26,938
     Equity investment in Rushmore Life at date
        of acquisition                                       33,477
     Deferred acquisition costs                               6,890
                                                        -----------
            Gross deferred income tax assets              2,645,271
     Valuation allowance                                 (1,065,946)
                                                        -----------
            Total gross deferred income tax assets        1,579,325

  Deferred income tax liabilities:
     Funds on deposit                                    (1,579,325)
                                                        -----------
            Deferred federal income taxes              $          -
                                                        ===========

     A reconciliation of expected federal income tax expense to federal income tax expense as shown in the consolidated statements of operations is as follows:


                                                      1999            1998
                                                    ---------       ---------
Computed "expected" federal income tax benefit      $(114,043)      $(745,789)
   Meals and entertainment                             29,102           5,583
   Stock compensation                                   3,903               -
   Goodwill amortization                               73,628           3,602
   Small life company deduction                       (38,973)              -
   DAC tax                                             (4,202)              -
   Alternative minimum tax                              6,425               -
   Change in valuation allowance                      148,594         702,414
   Other                                                7,896         (46,733)
                                                    ---------       ---------

Reported federal income tax expense (benefit)       $ 112,330       $ (80,923)
                                                    =========       =========


     The Company has net operating losses of $2,970,000 excluding the insurance operations of Rushmore Life, which files a separate return, which may be used to offset future taxable income. These loss carryforwards expire at various dates through 2014. No tax benefit has been reported in the financial statements due to historical losses of the Company. The Company has recorded a valuation allowance to offset deferred tax benefits.

(12)      DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Changes in deferred acquisition costs were as follows:


                                            1999              1998
                                            ----              ----
Balance at beginning of year            $ 1,989,174       $ 2,295,697
Recapture by ceding insurer              (1,903,296)                -
Additions                                         -           638,388
Amortization related to operations          (60,178)         (944,911)
                                        -----------       -----------
Balance, end of year                    $    25,700       $ 1,989,174
                                        ===========       ===========

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

The methods used by the Company to value the insurance products purchased are consistent with the valuation methods used most commonly to value blocks of insurance business. It is also consistent with the


                                   Page F-18
basic methodology generally used to value insurance assets. The method used by the Company includes identifying the future profits from the acquired business, the risks inherent in realizing those profits, the rate of return the Company believes it must earn in order to accept the risks inherent in realizing profits, and determining the value of the insurance asset by discounting the expected future profits by the discount rate the Company requires.

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

Information related to the present value of future profits is as follows for the years ended December 31, 1999 and 1998:


                                       1999             1998
                                       ----             ----
Balance at beginning of year      $  (610,519)      $   763,327
Recapture by ceding insurer           610,519                 -
Accretion of interest                       -            20,734
Amortization                                -        (1,394,580)
                                  -----------       -----------
Balance at end of year            $         -       $  (610,519)
                                  ===========       ===========

(13)      STOCK OPTION PLANS

The Company has an Incentive Stock Option Plan available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. Options for a total of 249,999 shares were granted under the plan as of December 31, 1999 and 1998. Under the Incentive Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

The Company also has a 1997 Stock Option Plan (the "1997 Option Plan") which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. Options for a total of 377,556 and 107,750 shares were granted under the plan as of December 31, 1999 and 1998, respectively.


The per share weighted-average fair value of stock options granted during 1999 and 1998 was $2.19 and $1.84, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 1999 - expected volatility of 221%, no dividend yield, risk-free interest rate of 5.111% and an expected life of 5.3 years. 1998 - expected volatility of 129%, no dividend yield, risk-free interest rate of 4.805% and an expected life of 6.0 years.

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


                                                       1999                1998
                                                      -------             -------
Net loss applicable to common shareholders:
   As reported                                   $    (461,870)      $  (2,127,774)
   Pro forma                                          (843,192)         (2,190,182)

Net loss per share - basic and diluted:
   As reported                                            (.14)               (.77)
   Pro forma                                              (.26)               (.79)

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

Stock option activity during the periods indicated is as follows:


                                              WEIGHTED-AVERAGE
                                  NUMBER OF      EXERCISE
                                   SHARES          PRICE
                                  ---------   ----------------
Balance at December 31, 1997       164,823       $   0.96
   Granted                          52,000           2.21
   Exercised                       (64,240)         (0.20)
   Expired                         (27,500)         (1.37)
                                   -------
Balance at December 31, 1998       125,083           1.79
   Granted                         269,806           2.40
   Exercised                       (45,809)         (1.33)
   Expired                          (5,000)         (1.75)
                                   -------
Balance at December 31, 1999       344,080           2.32
                                   =======

At December 31, 1999 and 1998, the number of options exercisable was 126,603 and 80,483 respectively; and the weighted-average exercise price of those options was $2.20 and $1.51, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999.


                                 Options Outstanding                                        Options Exercisable
                                 -------------------                                        -------------------
                           Number                Weighted          Weighted             Number             Weighted
                        Outstanding At            Average           Average          Exercisable At         Average
                         December 31,            Remaining         Exercise           December 31,         Exercise
Range Of Exercise Prices    1999               Contract Life        Price                 1999               Price
------------------------    ----               -------------        -----                 ----               -----

$1.50 - $1.92              220,080                 6.00            $ 1.78                  87,903           $ 1.76

$2.38 - $3.50              104,000                 6.38              2.89                  35,800             3.04

$5.31 - $5.50               20,000                 5.70              5.38                   2,900             5.36
                       -----------                                                    -----------

$1.50 - $5.51              344,080                                                        126,603
                       ===========                                                    ===========



(14)      STOCK BONUS PLAN

The company has a stock bonus plan which provides for the granting of up to 100,000 shares of the Company's common stock. The plan is administered by the board of directors and grants may be made to employees and agents at any price determined to be fair and reasonable. During 1999 and 1998 employees subscribed to 276 and 10,000 shares respectively at subscription prices of $0.00 and $0.01 per share respectively. Shares subscribed in 1999 had a fair value of $3.625 per share and were fully vested at the end of one year. Shares subscribed in 1998 had a fair value of $5.50 per share with a vesting schedule over 5 years. Stock based compensation of $11,480 and $10,980 was recognized by the Company and is included in consolidated statements of operations for the years ended December 31, 1999 and 1998 respectively.

(15)      FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments at December 31, 1999:


                                                       CARRYING         ESTIMATED
                                                        AMOUNT         FAIR VALUE
                                                       --------        ----------
Financial assets:
  Cash and cash equivalents                          $  490,401        $  490,401
  Certificates of deposit                               200,000           200,000
  Amounts on deposit with reinsurer                   4,645,073         4,645,073
  Equity securities available for sale                   50,000            50,000
  Accounts receivable and due from reinsurers           848,961           732,401

Financial liabilities - notes payable                   272,385           272,385


The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable and due from insurers and shareholder loans approximates fair value due to the short maturity period for these financial instruments.

The fair value of amounts on deposit with reinsurer and notes payable, approximates the carrying value due to the fact the interest rates approximate market interest rates at December 31, 1999.

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

(16)      SHAREHOLDERS' EQUITY AND RESTRICTIONS

At December 31, 1999 substantially all the net assets of Rushmore Life cannot be transferred to the Company in the form of dividends, loans or advances. Generally, the net assets of Rushmore Life available for transfer to the Company are limited to the lesser of Rushmore Life's net gain from operations during the preceding year or 10% of Rushmore Life's net surplus as of the end of the preceding year as determined in accordance with accounting practices prescribed or permitted by regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by regulatory authorities.

Rushmore Life statutory surplus at December 31, 1999 was $287,615 and statutory net income or (loss) was $318,173 and $(112,409) for the years ended December 31, 1999 and 1998, respectively.

Rushmore Life has calculated its risk based capital (RBC) in accordance with the National Association of Insurance Commissioners (NAIC) Model Rule and RBC rules as adopted by its state of domicile, Arizona. The RBC, as calculated by Rushmore Life, exceeded levels requiring Company or regulatory action.

(17)      RELATED PARTY TRANSACTIONS

On August 27, 1999 the Company agreed to loan John A. Vann ("Vann") the sum of $360,000. Vann is President of Rushmore Investment Advisors, Inc. and Chief Investment Officer of the Company. The principal amount of the loan is being advanced in monthly increments of $30,000 that bear interest at 9%. Principal is due eighteen months from the date of the note. Interest is due in two installments, twelve and eighteen months from the date of the note. The note is secured by 500,000 shares of common stock of the Company. The outstanding balance at December 31, 1999 was $150,000. Interest recognized through December 31, 1999, amounted to $2,441.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 19, l999, the Company appointed the accounting firm of Grant Thornton LLP as its independent auditors for the fiscal year ending December 31, 1999, and accepted the resignation of KPMG LLP who served as the Company's independent auditors for the fiscal year ended December 31, l998. The Audit Committee of the Corporation's Board of Directors approved the selection of Grant Thornton LLP as new independent auditors.

     The KPMG LLP reports on the Company's financial statements for the years ended December 31, l998 and December 31, 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since January 1, l997, the Company has not had any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in this report.

     KPMG LLP has furnished to the Corporation a letter addressed to the SEC stating that it agrees with the statements in the immediately preceding paragraph. A copy of such letter, dated August 23, 1999 was filed as exhibit 1 to the Company's Form 8-K filed on August 25, 1999.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The sections entitled "Directors, Director Nominees and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2000, sets forth certain information with respect to the directors and executive officers of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2000, sets forth certain information with respect to the compensation of management of the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2000, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2000, sets forth certain information with respect to these matters.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         **  2.1      Plan and Agreement of Merger with First Financial Life
                      Companies, Inc.
         #   2.2      Plan and Agreement of Merger with The John Vann Company
         ##  2.3      Asset Purchase Agreement - Block Trading, Inc.
         ##  2.4      Asset Purchase Agreement - Millennium Daqcom/Dallas LP
         ##  2.5      Asset Purchase Agreement - Daqcom International, LLC
         **  3.1      Articles of Incorporation, as amended
         **  3.2      Bylaws
         **  4.1      Specimen certificate for shares of Common Stock of the
                      Company
         **  4.2      Specimen certificate for shares of Preferred Stock of the
                      Company
         ** 10.1.1    Employment Agreement with D. M. Moore, Jr.
         ** 10.1.2    Employment Agreement with Jim W. Clark
         #  10.1.3    Employment Agreement with John A. Vann
         ** 10.2.1    Modified Coinsurance Agreement with Massachusetts General
                      Life Insurance Company
         ** 10.2.2    Administrative Service Agreement with Massachusetts
                      General Life Insurance Company
         ** 10.2.3.   Reinsurance Agreement with Massachusetts General Life
                      Insurance Company
         ** 10.2.4    National Marketing Agreement with Massachusetts General
                      Life Insurance Company
         ** 10.3.1    Modified Coinsurance Agreement with Southwestern Life
                      Insurance Company
         ** 10.3.2    Reinsurance Agreement with Southwestern Life Insurance
                      Company
         ** 10.3.3    Administrative Service Agreement with Southwestern Life
                      Insurance Company
         ** 10.4.1    National Marketing Contract with Legion Insurance Company
         ** 10.5      Administrative Services Agreement between Registrant and
                      Rushmore Life
         ** 10.6.1    Option Agreement regarding Rushmore Insurance Services,
                      Inc.
         ** 10.6.2    Overhead Services Agreement
         ** 10.7      Form of registered Representative Agreement
         ** 10.8      Form of Investment Advisory Agreement
         ** 10.9      Form of Affiliation Agreement with Agents
         ** 10.10.1   Full Disclosed Clearing Agreement with Southwest
                      Securities, Inc.
         ** 10.10.2   Fully Disclosed Clearing Agreement with First Southwest
                      Company
         ** 10.11     Form of Indemnification Agreement signed with all officers and directors
         #  10.12     Voting Agreement between John A. Vann and D.M. Moore, Jr.
         ***10.13     Letter of Agreement - Kohler-Stephens, Ltd.
         *  21.1      Subsidiaries of the Registrant
         *  23.1      Consent of Grant Thornton, L.L.P.
         *  23.2      Consent of KPMG LLP
         *  23.3      Consent of Cheshier & Fuller, L.L.P.
         *  27.1      Financial data schedule

         -------------------------

         *        Filed herewith
         **       Filed as Exhibits to Registrant's Form SB-2 registration
                  statement, file no 333-42225, and incorporated herein by
                  reference.
         ***      Filed with 10QSB dated November 12, 1999.
         #        Filed as Exhibits to Registrant's Form 8-K dated July 15, 1999 and incorporated herein by reference.
         ##       Filed with 10QSB dated August 16, 1999.



(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RUSHMORE FINANCIAL GROUP, INC.



March 6, 2000                             By: /s/ D.M. (Rusty) Moore, Jr.
                                             ----------------------------
                                          D.M. (Rusty) Moore, Jr., President and
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 6, 2000                       /s/ Robert W. Hendren
                                    --------------------------------------------
                                    Robert W. Hendren, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

March 6, 2000                       /s/ Gayle C. Tinsley
                                    --------------------------------------------
                                    Gayle C. Tinsley, Secretary and Director

March 6, 2000                       /s/ Timothy J. Gardiner
                                    --------------------------------------------
                                    Timothy J. Gardiner, Director

March 6, 2000                       /s/ Mark S. Adler
                                    --------------------------------------------
                                    Mark S. Adler, Director

March 6, 2000                       /s/ James Fehleison
                                    --------------------------------------------
                                    James Fehleison, Director

March 6, 2000                       /s/ William C. Keane
                                    --------------------------------------------
                                    William C. Keane, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

         **  2.1      Plan and Agreement of Merger with First Financial Life
                      Companies, Inc.
         #   2.2      Plan and Agreement of Merger with The John Vann Company
         ##  2.3      Asset Purchase Agreement - Block Trading, Inc.
         ##  2.4      Asset Purchase Agreement - Millennium Daqcom/Dallas LP
         ##  2.5      Asset Purchase Agreement - Daqcom International, LLC
         **  3.1      Articles of Incorporation, as amended
         **  3.2      Bylaws
         **  4.1      Specimen certificate for shares of Common Stock of the
                      Company
         **  4.2      Specimen certificate for shares of Preferred Stock of the
                      Company
         ** 10.1.1    Employment Agreement with D. M. Moore, Jr.
         ** 10.1.2    Employment Agreement with Jim W. Clark
         #  10.1.3    Employment Agreement with John A. Vann
         ** 10.2.1    Modified Coinsurance Agreement with Massachusetts General
                      Life Insurance Company
         ** 10.2.2    Administrative Service Agreement with Massachusetts
                      General Life Insurance Company
         ** 10.2.3.   Reinsurance Agreement with Massachusetts General Life
                      Insurance Company
         ** 10.2.4    National Marketing Agreement with Massachusetts General
                      Life Insurance Company
         ** 10.3.1    Modified Coinsurance Agreement with Southwestern Life
                      Insurance Company
         ** 10.3.2    Reinsurance Agreement with Southwestern Life Insurance
                      Company
         ** 10.3.3    Administrative Service Agreement with Southwestern Life
                      Insurance Company
         ** 10.4.1    National Marketing Contract with Legion Insurance Company
         ** 10.5      Administrative Services Agreement between Registrant and
                      Rushmore Life
         ** 10.6.1    Option Agreement regarding Rushmore Insurance Services,
                      Inc.
         ** 10.6.2    Overhead Services Agreement
         ** 10.7      Form of registered Representative Agreement
         ** 10.8      Form of Investment Advisory Agreement
         ** 10.9      Form of Affiliation Agreement with Agents
         ** 10.10.1   Full Disclosed Clearing Agreement with Southwest
                      Securities, Inc.
         ** 10.10.2   Fully Disclosed Clearing Agreement with First Southwest
                      Company
         ** 10.11     Form of Indemnification Agreement signed with all officers and directors
         #  10.12     Voting Agreement between John A. Vann and D.M. Moore, Jr.
         ***10.13     Letter of Agreement - Kohler-Stephens, Ltd.
         *  21.1      Subsidiaries of the Registrant
         *  23.1      Consent of Grant Thornton, L.L.P.
         *  23.2      Consent of KPMG LLP
         *  23.3      Consent of Cheshier & Fuller, L.L.P.
         *  27.1      Financial data schedule


         -------------------------

         *        Filed herewith
         **       Filed as Exhibits to Registrant's Form SB-2 registration
                  statement, file no 333-42225, and incorporated herein by
                  reference.
         ***      Filed with 10QSB dated November 12, 1999.
         #        Filed as Exhibits to Registrant's Form 8-K dated July 15, 1999 and incorporated herein by reference.
         ##       Filed with 10QSB dated August 16, 1999.