Form 10QSB
period 2000-03-31
RUSHMORE FINANCIAL GROUP INC
filed 2000-05-15
CIK 884892

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

                  For the Quarterly Period Ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                     75-2375969
     ------------------------             --------------------------------------
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

                              Yes ______ No ______

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: 3,713,593 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2000                1999
                                                                                    --------------      --------------
                                  ASSETS
Investments:
    Cash and cash equivalents                                                       $      227,218      $      490,401
    Certificates of deposit                                                                200,000             200,000
    Amounts on deposit with reinsurer                                                    4,708,545           4,645,073
    Equity securities available for sale                                                        --              50,000
                                                                                    --------------      --------------
          Total investments                                                              5,135,763           5,385,474
                                                                                    --------------      --------------
Deferred policy acquisition costs                                                           13,291              25,700
Accounts receivable and due from reinsurers                                                914,732             848,961
Prepaid expenses and deposits                                                              367,228             245,862
Equipment, net of accumulated depreciation                                               1,413,149           1,465,672
Goodwill                                                                                 3,536,339           3,597,683
Other assets                                                                                   176                 229
                                                                                    --------------      --------------
          Total assets                                                              $   11,380,678      $   11,569,581
                                                                                    ==============      ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Future policy benefits                                                          $        5,222      $        5,100
    Universal life contract liabilities                                                  4,662,072           4,607,416
    Notes payable                                                                          228,086             272,385
    Due to reinsurers                                                                      104,421              83,537
    Accrued expenses & other liabilities                                                   534,447             606,176
                                                                                    --------------      --------------
          Total liabilities                                                              5,534,248           5,574,614
                                                                                    --------------      --------------
Shareholders' Equity:
    Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares
       issued and outstanding at March 31, 2000 and December 31, 1999                       20,000              20,000
    Preferred stock-Series A cumulative preferred stock, $10 par value;
       13,687 shares issued and outstanding at March 31, 2000 and
       December 31, 1999                                                                   136,870             136,870
    Preferred stock-Series B convertible cumulative preferred stock:
       $10 par value; 8,000 shares issued and outstanding at March 31, 2000;
       no shares issued and outstanding at December 31, 1999                                80,000                  --
    Preferred stock subscribed-1,760 shares at $10 par value at March 31, 2000;             17,600                  --
       no shares at December 31, 1999
    Common stock-$0.01 par value, 10,000,000 shares authorized;
       3,803,066 shares issued at March 31, 2000; 3,789,544 shares issued                   38,031              37,895
       at December 31, 1999
    Common stock subscribed-5,138 shares at $0.01 at March 31, 2000;                            51                  81
       8,138 shares at $0.01 at December 31, 1999
    Additional paid in capital                                                          10,064,306           9,851,128
    Treasury stock-89,473 shares at cost                                                  (116,345)           (116,345)
    Accumulated deficit                                                                 (4,349,583)         (3,901,222)
    Shareholder/subscription receivables:
    Common and preferred stock subscriptions receivable                                    (44,500)            (33,440)
                                                                                    --------------      --------------
          Total shareholders' equity                                                     5,846,430           5,994,967
                                                                                    --------------      --------------

                                                                                    --------------      --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   11,380,678      $   11,569,581
                                                                                    ==============      ==============

           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                   (unaudited)

                                                            2000             1999
                                                        -----------      -----------
Revenue:
     Revenue from Insurance Services:
          Insurance policy income                       $   381,952      $   128,313
          Net investment income                              78,666           92,991
          Agency management fee                             112,413           40,238
          Gain on sale of insurance block                        --        1,016,268
     Revenue from Investment Services:
          Commissions and fees                              780,526          680,263
          Asset management                                  683,158           65,622
     Other                                                    8,544           11,320
                                                        -----------      -----------
              Total revenues                              2,045,259        2,035,015
                                                        -----------      -----------
Expenses:
     Insurance Services Expenses:
          Other insurance services expenses                 299,619          133,630
          Policyholder benefits                              87,817           68,100
          Amortization of deferred policy
              acquisition costs                              35,811           92,864
     Investment services expenses:
          Commission expense                                583,588          603,393
          Other investment services expenses                200,075           43,739
     General and administrative                           1,295,577          711,784
                                                        -----------      -----------
              Total expenses                              2,502,487        1,653,510
                                                        -----------      -----------
              Operating income (loss)                      (457,228)         381,505
Interest expense                                             11,790              171
                                                        -----------      -----------
              Income (loss) before income taxes            (469,018)         381,334
Income tax expense (benefit)                                (20,657)         163,383
                                                        -----------      -----------
Net income (loss)                                       $  (448,361)     $   217,951
                                                        ===========      ===========
Net income (loss) applicable to common shareholders     $  (451,891)     $   214,422
                                                        ===========      ===========
Basic:
   Net income (loss) per share of common stock,
     after dividends on preferred stock                 $     (0.12)     $      0.07
                                                        ===========      ===========
   Weighted average common shares outstanding             3,710,324        3,004,659
                                                        ===========      ===========
Diluted:
   Net income (loss) per share of common stock,
     after dividends on preferred stock                 $     (0.12)     $      0.07
                                                        ===========      ===========
   Weighted average common shares outstanding             3,710,324        3,078,359
                                                        ===========      ===========


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                  (Unaudited)

                                                                             2000             1999
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $  (448,361)     $   217,951
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Gain on sale of insurance block net of federal income tax                --       (1,016,268)
         Realized gains (net)                                                     --           (3,933)
         Depreciation and amortization                                       146,180           29,680
         Expenses paid by issuance of common stock                            82,238               --
         CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF SALE OF
            INSURANCE BLOCK IN 1999:
            (Increase) decrease in assets:
               Accounts receivable and due from reinsurers                   (65,771)        (102,618)
               Prepaid expenses and deposits                                (121,366)           7,708
               Deferred policy acquisition costs                              12,409           85,878
               Amounts on deposit with reinsurer                             (63,472)        (112,914)
               Net deferred federal income taxes                                  --           (9,652)
               Other assets                                                       --            1,755
            Increase (decrease) in liabilities:
               Accrued expenses and other liabilities                        (71,729)         334,086
               Due to reinsurers                                              20,884          114,483
               Future policy benefits                                            122              499
               Universal Life liabilities                                     54,656           22,261
                                                                         -----------      -----------
Net cash flows used in operating activities                                 (454,210)        (431,084)
                                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                   (32,260)         (86,206)
     Sale (purchase) of equity securities available for sale                  50,000          (50,000)
     Purchases of certificates of deposit                                         --          298,714
     Sales of bonds available for sale                                            --          207,816
     Cash received on sale of insurance block                                     --          500,000
                                                                         -----------      -----------
Net cash flows provided by investing activities                               17,740          870,324
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in loans to officers and affiliate                                  --           44,759
     Proceeds from sale of Common Stock                                       21,116           34,679
     Proceeds from sale of Preferred Stock                                   200,000               --
     Preferred Stock dividends paid                                           (3,530)          (3,529)
     Payments on notes payable                                               (44,299)          (7,242)
     Proceeds from notes payable                                                  --           35,260
                                                                         -----------      -----------
Net cash flows provided by financing activities                              173,287          103,927
                                                                         -----------      -----------

Change in cash and cash equivalents                                         (263,183)         543,167
Cash and cash equivalents at beginning of period                             490,401          613,814
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $   227,218      $ 1,156,981
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                              $    11,790      $       822
     Cash paid for income taxes                                          $        --      $        --

           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of December 31, 1999, included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the accompanying consolidated financial statements.


2.  Industry Segment Information

The following summarizes the Company's identifiable assets by industry segment as of March 31, 2000 and 1999:

                                                      2000              1999
                                                   -----------       -----------
Insurance Agency                                   $   408,344       $   388,750
Insurance Company                                    5,115,769         5,839,908
Securities Brokerage                                 1,397,273           338,229
Advisory Services                                    3,745,382            10,712
Corporate                                              713,910         1,282,881
                                                   -----------       -----------
        Total                                      $11,380,678       $ 7,860,480
                                                   ===========       ===========

The following summarizes the Company's operating income (loss) by industry segment as of March 31, 2000 and 1999:

                                                    Three Months Ended March 31,
                                                     2000                1999
                                                   ---------           ---------
Insurance Agency                                   $    90,001       $  (115,745)
Insurance Company                                      (16,772)          796,980
Securities Brokerage                                  (191,787)          (59,278)
Advisory Services                                      130,533           (32,106)
Corporate                                             (460,336)         (371,900)
                                                   -----------       -----------
             Total                                 $  (448,361)      $   217,951
                                                   ===========       ===========

3.  Related Party Transactions

On August 27, 1999 the Company agreed to loan John A. Vann ("Vann") the sum of $360,000. Vann is President of Rushmore Investment Advisors, Inc. and Director and Chief Investment Officer of the Company. The principal amount of the loan is being advanced in monthly increments of $30,000 that bear interest at 9%. Principal is due eighteen months from the date of the note. Interest is due in two installments on twelve and eighteen months from the date of the note. The note is secured by 500,000 shares of Vann's common stock of the Company.

4.  Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ending March 31, 2000 and 1999 consists of:

                                                        Three Months Ended March 31,
                                                           2000             1999
                                                        -----------      -----------
Net income (loss)                                       $  (448,361)     $   217,951

Other comprehensive income (loss), net of tax
     Unrealized gains (losses) on securities, net
     of reclassification adjustment                              --             (758)

                                                        -----------      -----------
Comprehensive income (loss)                             $  (448,361)     $   217,193
                                                        ===========      ===========

5.  Earnings (Loss) Per Share

Earnings (loss) per share for the periods ending March 31, 2000 and 1999 are as follows:

                                                            2000             1999
                                                        -----------      -----------
Net income (loss)                                       $  (448,361)     $   217,951
Less dividends on preferred stock                            (3,530)          (3,529)
                                                        -----------      -----------

Net income (loss) applicable to common shareholders     $  (451,891)     $   214,422
                                                        ===========      ===========

Weighted average common shares outstanding                3,710,324        3,004,659
Dilutive Potential Common Shares                                 --           73,700

Net income (loss) per common share
     Basic                                              $     (0.12)     $      0.07
     Diluted                                            $     (0.12)     $      0.07

6.  Subsequent Events

On May 5, 2000 the Company entered into a memorandum of agreement with Spectrum Insurance, Inc., involving capital investments, technology assistance, and cross-marketing of insurance products between the companies. This relationship is subject to the negotiation and delivery of definitive agreements between Rushmore and Spectrum.

As part of the new relationship, Spectrum intends to make a series of capital investments in Rushmore. The Company intends to use these investments for the development and rollout of its on-line trading system software. In addition to the cash investment, technical assistance in the development of this software will be provided by Spectrum's parent company, WinkWorx, an Illinois-based Internet technology incubator.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2000 and 1999

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                                     Three Months Ended March 31,
                                                        2000             1999
                                                     ----------       ----------
Insurance Agency                                     $  465,676       $  141,601
Insurance Company                                       107,355        1,136,209
Securities Brokerage                                    780,526          679,993
Advisory Services                                       683,158           65,892
Corporate                                                 8,544           11,320
                                                     ----------       ----------
             Total                                   $2,045,259       $2,035,015
                                                     ==========       ==========

Total revenue increased from $2,035,015 in 1999 to $2,045,259 in 2000. In 1999, the Company recorded pre-tax revenue of $1,016,268 as the result of the execution of a termination and recapture agreement with Conseco Life Insurance Company, by which all reinsurance is terminated and all risks formerly assumed by Conseco were recaptured. Excluding that revenue, all other revenues increased $1,026,512, or 101%.

The increase in insurance agency revenue was generally the result of an increase in sales of life and health insurance products, resulting in an increase of $251,841 in related insurance commission revenue, plus an increase of $56,329 in Health Association management fees.

Insurance company revenue decreased $1,028,854 from the first quarter of 1999 to the first quarter of 2000, with the Conseco revenue discussed above accounting for nearly all the decrease.

The increase in securities brokerage revenue consists mainly of an increase of $204,964 in brokerage commission revenue, plus an increase of $88,978 in RushTrade internet-based on-line brokerage revenue, offset by decreases of $126,906 in variable annuity commissions and $49,907 in mutual fund commissions.

In July 1999, the Company acquired 100% of the stock of The John Vann Company, an investment management firm. The increase of $617,266 in advisory services revenue is attributable to fees generated by this acquisition.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                                                  Three Months Ended March 31,
                                                    2000                 1999
                                                 ----------           ----------
Insurance Agency                                 $  375,675           $  257,346
Insurance Company                                   144,784              175,846
Securities Brokerage                                972,313              739,271
Advisory Services                                   552,625               97,998
Corporate                                           457,090              383,049
                                                 ----------           ----------
             Total                               $2,502,487           $1,653,510
                                                 ==========           ==========

Insurance Agency expenses increased from $257,346 in 1999 to $375,675 in 2000. Commission expense rose to $260,142 in 2000 from $50,386 in 1999 as the result of the increase in life and health insurance product sales. Expenses to acquire sales leads decreased to $12,137 in 2000 from $51,132 in 1999. Other administrative costs associated with the Insurance Agency decreased from $155,828 in 1999 to $103,396 in 2000 as a result of a decrease in compensation expense and implementation of several cost-cutting measures.

Insurance Company expenses decreased from $175,846 in 1999 to $144,784 in 2000.

Securities Brokerage expenses increased from $739,271 in 1999 to $972,313 in 2000. Commission expense decreased from $557,793 in 1999 to $491,561 in 2000, primarily as the result of a lower average commission payout rate. Legal and professional fees increased from $20,480 in 1999 to $78,731 in 2000 generally as a result of $20,555 in arbitration and settlement costs on two arbitration actions and $49,272 in litigation costs. Increased corporate focus on the RushTrade internet-based on-line brokerage division caused several expense categories for that division to increase over their 1999 levels: depreciation expense increased from zero in 1999 to $44,890 in 2000, payroll expense increased from $65,928 in 1999 to $146,798 in 2000, quotation fees increased from $25,380 in 1999 to $81,385 in 2000, and marketing expenses increased from $918 in 1999 to $49,073 in 2000.

Advisory Services expenses increased from $97,998 in 1999 to $552,625 in 2000. This increase is due to the staffing, administrative and trade-related expenses associated with acquisition of the John Vann Company. Commissions rose from $47,600 in 1999 to $92,027 in 2000, quotation and transaction fees increased from $688 in 1999 to $80,799 in 2000, and depreciation rose from zero in 1999 to $10,991 in 2000. Compensation expense increased from $34,694 in 1999 to $141,291 in 2000, and goodwill amortization of $61,562 was recorded in 2000 versus none in 1999. The remaining expense increases are attributable to the increased level of administrative and office expenses related to the above-mentioned acquisition.

Corporate expenses increased from $383,049 in 1999 to $457,090 in 2000. This increase is mainly due to recording $82,238 in litigation settlement costs discussed in Part II, Item 1 of this document.


Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:

                                                  Three Months Ended March 31,
                                                   2000                 1999
                                                 ---------            ---------
Insurance Agency                                 $  90,001            $(115,745)
Insurance Company                                  (16,772)             796,980
Securities Brokerage                              (191,787)             (59,278)
Advisory Services                                  130,533              (32,106)
Corporate                                         (460,336)            (371,900)
                                                 ---------            ---------
             Total                               $(448,361)           $ 217,951
                                                 =========            =========

The Company had a net loss of $448,361 for the first quarter of 2000, as opposed to net income of $217,951 for the first quarter of 1999. The net loss applicable to common shareholders for the first quarter of 2000 was $451,891, or ($0.12) per share (basic and diluted). The net income applicable to common shareholders for the first quarter of 1999 was $214,422, or $0.07 per share (basic and diluted). A major component of the change from 1999 to 2000 was the gain of $1,016,268 (offset by an increase in the provision for income taxes of $163,383) on the disposition of the block of reinsurance policies in 1999 by Rushmore Life Insurance Company. Although the Company has significant net operating loss deductions available, it is unable to consolidate Rushmore Life Insurance Company for tax purposes until the year 2003.


Liquidity

Registrant's requirements for normal cash expenditures will be met through cash flow from operations. Additional costs to further develop the proprietary software to be used in Registrant's on-line trading service are expected to be funded through the private placement of convertible preferred stock and through additional capital provided by Spectrum Insurance, Inc., as discussed in Footnote 6.


Forward looking statements

This document includes statements that may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, changes in regulatory environments, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this filing.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Neither Rushmore Financial Group, Inc. nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of Rushmore Financial Group, Inc.

Two lawsuits filed in the District Courts of Dallas County, Texas, against the Company and its Chief Executive Officer in 1999, brought by U.S. Teachers Insurance Agency, Inc., who at one time attempted to do business with the Company, have now been settled, under the terms of which the suits will be dropped in consideration for the Company's issuing (i) 5,000 shares of common stock on or before July 1, 2000, and (ii) warrants to purchase 35,000 shares of the Company's common stock for $2.25 per share, which warrants will expire in five years and three months. Although non-cash, the Company recorded a charge to earnings of approximately $82,000 with a corresponding credit to paid-in-capital, resulting in no impact to shareholders equity.

The Company's brokerage subsidiary, Rushmore Securities Corporation, has had claims made against it by three customers in Florida resulting from investments in financial instruments placed through Rushmore Securities Corporation in a company that declared bankruptcy and in a company that has failed to make payments on its debt obligations. The first claim for $257,000 resulted in an arbitration award for $50,000, which the Company paid in 1999. Other threatened claims totaling $382,000 have not been filed.

On November 3, 1999, the former president of Rushmore Securities Corporation and former director of the Company filed suit in the District Courts of Dallas County, Texas, alleging breach of contract arising out of his termination by the Company and requests damages in excess of $389,000. The Company has denied that any amounts are owed under the agreement. The Company and Rushmore Securities Corporation have been successful in stopping the State Court litigation, and the dispute is now the subject of a NASD Arbitration hearing. Rushmore Securities Corporation has also filed a counter-claim in relation to this matter.


Item 2.  Defaults Upon Senior Securities - None

Item 3.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 5, 2000.

PROPOSAL 1 - ELECTION OF DIRECTORS

The following table provides information as of May 5, 2000, with respect to each of the Company's directors continuing in office and nominees for director.

                     NAME                           AGE        SERVED AS DIRECTOR SINCE
      -----------------------------------         ------       ------------------------
DIRECTOR NOMINEES

CLASS OF NOMINEES FOR TERMS EXPIRING IN 2003
      Mark S. Adler                                  46                 1997
      W. Thomas Fraser, III                          52                 2000
      Gayle C. Tinsley                               69                 1998


DIRECTORS CONTINUING IN OFFICE

CLASS OF DIRECTORS WITH TERMS EXPIRING IN 2001
      John A. Vann                                   52                 1999



CLASS OF DIRECTORS WITH TERMS EXPIRING IN 2002
      D. M. (Rusty) Moore, Jr.                       50                 1990
      Timothy J. Gardiner                            45                 1997
      James M. Fehleison                             41                 1998

PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF AUDITORS

The holders of Common Stock were also asked to ratify the Board of Directors appointment of Grant Thornton, LLP as the Company's independent auditors for the year ending December 31, 2000.


The following table summarizes the votes cast regarding these proposals.

                                                         Delivered,  Exception
  Proposal      For           Against       Abstain      Not Voted   & No Vote
----------- -------------    ----------    ----------   ----------   ----------
     1
Adler          2,309,345       724,200        27,289            0      652,759
Fraser         2,322,550       724,200        14,084            0      652,759
Tinsley        2,322,050       724,200        14,584            0      652,759
     2         2,324,450       724,500        11,884            0      652,759

Item 4.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 10.14 - Vann Loan Agreement
                           Exhibit 10.15 - Vann Promissory Note
                           Exhibit 10.16 - Vann Collateral Transfer
                           Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8k. - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.


Dated: May 12, 2000                      By /s/ Howard M. Stein
                                            -----------------------------------
                                            Howard M. Stein

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER     DESCRIPTION
         10.14      Vann Loan Agreement

         10.15      Vann Promissory Note

         10.16      Vann Collateral Transfer

         27         Financial Data Schedule