Form 10QSB
period 2000-06-30
RUSHMORE FINANCIAL GROUP INC
filed 2000-08-14
CIK 884892

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

                  For the Quarterly Period Ended June 30, 2000

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

                                 Yes XXX  No
                                            ----

         State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2000: 3,978,013 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes       No XXX
                                     ----

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                  RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2000            1999
                                                                                       ------------    ------------
                                      ASSETS
Investments:
     Cash and cash equivalents                                                         $    441,627    $    490,401
     Certificates of deposit                                                                200,000         200,000
     Amounts on deposit with reinsurer                                                    4,741,120       4,645,073
     Equity securities available for sale                                                        --          50,000
                                                                                       ------------    ------------
                Total investments                                                         5,382,747       5,385,474
                                                                                       ------------    ------------
Deferred policy acquisition costs                                                            11,117          25,700
Accounts receivable and due from reinsurers                                                 717,993         848,961
Prepaid expenses and deposits                                                               204,133         245,862
Equipment, net of accumulated depreciation                                                1,512,732       1,465,672
Goodwill                                                                                  3,473,468       3,597,683
Other assets                                                                                    106             229
                                                                                       ------------    ------------
                Total assets                                                           $ 11,302,296    $ 11,569,581
                                                                                       ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Future policy benefits                                                            $      5,346    $      5,100
     Universal life contract liabilities                                                  4,690,174       4,607,416
     Notes payable                                                                          184,056         272,385
     Due to reinsurers                                                                      127,156          83,537
     Accrued expenses & other liabilities                                                   558,262         606,176
                                                                                       ------------    ------------
                Total liabilities                                                         5,564,994       5,574,614
                                                                                       ------------    ------------
Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares
          issued and outstanding at June 30, 2000 and December 31, 1999                      20,000          20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
          13,687 shares issued and outstanding at June 30, 2000 and
          December 31, 1999                                                                 136,870         136,870
     Preferred stock-Series B convertible cumulative preferred stock:
          $10 par value; 13,520 shares issued and outstanding at June 30, 2000;
          no shares issued and outstanding at December 31, 1999                             135,200              --
     Common stock-$0.01 par value, 10,000,000 shares authorized;
          3,978,013 shares issued at June 30, 2000; 3,789,544 shares issued                  39,780          37,895
          at December 31, 1999
     Common stock subscribed-no shares at June 30, 2000; 8,138 shares                            --              81
          at $0.01 at December 31, 1999
     Additional paid in capital                                                          10,204,756       9,851,128
     Treasury stock-89,473 shares at cost                                                  (116,345)       (116,345)
     Accumulated deficit                                                                 (4,682,959)     (3,901,222)
     Common and preferred stock subscriptions receivable                                         --         (33,440)
                                                                                       ------------    ------------
                Total shareholders' equity                                                5,737,302       5,994,967
                                                                                       ------------    ------------

                                                                                       ------------    ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 11,302,296    $ 11,569,581
                                                                                       ============    ============

           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months ended June 30, 2000 and 1999
                                  (unaudited)

                                                        FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                     --------------------------    --------------------------
                                                        2000           1999           2000           1999
                                                     -----------    -----------    -----------    -----------
Revenue:
     Revenue from Insurance Services:
         Insurance policy income                     $   391,877    $   290,782    $   773,829    $   419,095
         Net investment income                            74,177         94,064        152,843        187,055
         Agency management fee                           102,139         86,595        214,552        126,833
         Gain on sale of insurance block                      --             --             --      1,016,268
     Revenue from Investment Services:
         Commissions and fees                            887,239        872,183      1,667,765      1,552,446
         Asset management                                699,090         73,431      1,382,248        139,053
     Other                                                 6,082          1,153         14,626         12,473
                                                     -----------    -----------    -----------    -----------
             Total revenues                            2,160,604      1,418,208      4,205,863      3,453,223
                                                     -----------    -----------    -----------    -----------
Expenses:
     Insurance Services Expenses:
         Other insurance services expenses               316,888        249,699        616,507        383,329
         Policyholder benefits                            78,196        110,806        166,013        178,906
         Amortization of deferred policy
             acquisition costs                            27,644         23,451         63,455        116,315
     Investment services expenses:
         Commission expense                              629,027        719,780      1,212,615      1,323,173
         Other investment services expenses              151,560         80,394        351,635        124,133
     General and administrative                        1,288,371        854,519      2,583,948      1,566,303
                                                     -----------    -----------    -----------    -----------
             Total expenses                            2,491,686      2,038,649      4,994,173      3,692,159
                                                     -----------    -----------    -----------    -----------
             Operating (loss)                           (331,082)      (620,441)      (788,310)      (238,936)
Interest expense                                           7,401          3,760         19,191          3,931
                                                     -----------    -----------    -----------    -----------
             (Loss) before income taxes                 (338,483)      (624,201)      (807,501)      (242,867)
Income tax expense (benefit)                              (5,107)       (10,636)       (25,764)       152,747
                                                     -----------    -----------    -----------    -----------
Net (loss)                                           $  (333,376)   $  (613,565)   $  (781,737)   $  (395,614)
                                                     ===========    ===========    ===========    ===========
Net (loss) applicable to common shareholders         $  (341,405)   $  (617,095)   $  (793,296)   $  (402,673)
                                                     ===========    ===========    ===========    ===========
Basic and diluted:
   Net (loss) per share of common stock,
     after dividends on preferred stock              $     (0.08)   $     (0.20)   $     (0.21)   $     (0.13)
                                                     ===========    ===========    ===========    ===========
   Weighted average common shares outstanding          3,829,651      3,004,659      3,769,988      3,006,079
                                                     ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (Unaudited)

                                                                                  2000           1999
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss)                                                             $  (781,737)   $  (395,614)
       Adjustments to reconcile net (loss) to net cash used in
          operating activities:
           Gain on sale of insurance block net of federal income tax                   --       (806,637)
           Realized gains (net)                                                        --         (3,933)
           Depreciation and amortization                                          297,576         59,150
           CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF SALE OF
              INSURANCE BLOCK IN 1999:
              (Increase) decrease in assets:
                Accounts receivable and due from reinsurers                       130,968       (238,502)
                Prepaid expenses and deposits                                      41,729          6,897
                Deferred policy acquisition costs                                  14,583         37,638
                Amounts on deposit with reinsurer                                 (96,047)      (162,688)
                Other assets                                                          924             --
              Increase (decrease) in liabilities:
                Accrued expenses and other liabilities                            (47,914)        63,108
                Due to reinsurers                                                  43,619        152,301
                Future policy benefits                                                246            500
                Universal Life liabilities                                         82,758        117,496
                                                                              -----------    -----------
Net cash flows used in operating activities                                      (313,295)    (1,170,284)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                     (221,222)       (32,845)
       Sale (purchase) of equity securities available for sale                     50,000        (50,000)
       Decrease in certificates of deposit                                             --        497,381
       Sales of bonds available for sale                                               --        207,816
       Cash received on sale of insurance block                                        --        500,000
                                                                              -----------    -----------
Net cash flows provided by (used in) investing activities                        (171,222)     1,122,352
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in loans to officers and affiliate                                     --         44,759
       Proceeds from sale of Common Stock, net of offering costs                  280,431         40,170
       Proceeds from sale of Preferred Stock                                      255,200             --
       Preferred Stock dividends paid                                             (11,559)        (7,059)
       Payments on notes payable                                                  (88,329)       (30,991)
       Proceeds from notes payable                                                     --         35,260
                                                                              -----------    -----------
Net cash flows provided by financing activities                                   435,743         82,139
                                                                              -----------    -----------

Change in cash and cash equivalents                                               (48,774)        34,207
Cash and cash equivalents at beginning of period                                  490,401        613,814
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   441,627    $   648,021
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                 $    19,191    $     4,582
       Cash paid for income taxes                                             $        --    $        --

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


2.  Industry Segment Information

The following summarizes the Company's identifiable assets by industry segment as of June 30, 2000 and 1999:

                                 2000           1999
                             ------------    -----------
     Insurance Agency        $    244,765    $   555,263
     Insurance Company          5,102,627      5,815,389
     Securities Brokerage       1,412,090        296,951
     Advisory Services          3,713,878             --
     Corporate                    828,936        629,231
                             ------------    -----------
            Total            $ 11,302,296    $ 7,296,834
                             ------------    -----------


The following summarizes the Company's operating income (loss) by industry segment for the periods indicated:

                             Three Months Ended June 30,    Six Months Ended June 30,
                                2000             1999          2000           1999
                             ----------       ----------    ----------     ----------
Insurance Agency             $  101,804       $  (10,071)   $  191,805     $ (125,816)
Insurance Company               (18,229)         (28,832)      (35,001)       768,148
Securities Brokerage           (137,334)        (154,962)     (329,121)      (214,240)
Advisory Services                74,362          (28,899)      204,895        (61,005)
Corporate                      (353,979)        (390,801)     (814,315)      (762,701)
                             ----------       ----------    ----------     ----------
                Total        $ (333,376)      $ (613,565)   $ (781,737)    $ (395,614)
                             ----------       ----------    ----------     ----------


3.  Related Party Transactions

In July 1999 the Company acquired via merger 100% of the stock of The John Vann Company ("Vann Company"), a Texas corporation engaged in business as a registered investment advisor. In June 2000, the Company entered into an agreement with a former shareholder of Vann Company, Mr. John Vann ("Vann") whereby Rushmore Investment Advisors ("RIA") may become a separate independent entity to be headed by Vann no later than March 31, 2001. Depending on the price of the Company's common stock, the Company may effectuate a tax-free spin-off of RIA giving shareholders of the Company shares in the separate RIA, or the Company will exchange 100% of the shares of RIA for Vann's shares of the Company.

In May the Company entered into an agreement with Spectrum Insurance, Inc., involving capital investments the Company's common stock, technology assistance, and cross-marketing of insurance products between the companies. As part of the new relationship, Spectrum intends to make a series of capital investments in Rushmore. The Company intends to use these investments for the development and rollout of its on-line trading system software. In addition to the cash investment, technical assistance in the development of this software will be provided by Spectrum's parent company, WinkWorx, an Illinois-based Internet technology incubator.


4.  Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ending June 30, 2000 and 1999 consists of:

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                    2000           1999            2000             1999
                                                -----------     -----------     -----------     -----------
 Net (loss)                                     $  (333,376)    $  (613,565)    $   (781,737)   $  (395,614)

 Other comprehensive (loss), net of tax
       Unrealized (losses) on securities,
       net of reclassification adjustment                --              --               --           (758)

                                                -----------     -----------     ------------    -----------
 Comprehensive (loss)                           $  (333,376)    $  (613,565)    $   (781,737)   $  (396,372)
                                                -----------     -----------     ------------    -----------


5.  Earnings (Loss) Per Share

Earnings (loss) per share for the periods ending June 30, 2000 and 1999 are as follows:

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                    2000           1999            2000             1999
                                                -----------     -----------     -----------     -----------
Net (loss)                                      $  (333,376)    $  (613,565)    $  (781,737)    $  (395,614)
Less dividends on preferred stock                    (8,029)         (3,530)        (11,559)         (7,059)
                                                -----------     -----------     -----------     -----------

Net (loss) applicable to
     common shareholders                        $  (341,405)    $  (617,095)    $  (793,296)    $  (402,673)
                                                ===========     ===========     ===========     ===========

Weighted average common
     shares outstanding                           3,829,651       3,004,659       3,769,988       3,006,079
Dilutive Potential Common Shares                         --              --              --              --

Net (loss) per common share
     Basic                                      $     (0.08)    $     (0.20)    $     (0.21)    $     (0.13)
     Diluted                                    $     (0.08)    $     (0.20)    $     (0.21)    $     (0.13)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2000 and 1999

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                              Three Months Ended June 30,
                                  2000           1999
                              -----------     -----------
     Insurance Agency         $   474,888     $   336,785
     Insurance Company             93,305         134,656
     Securities Brokerage         887,239         872,183
     Advisory Services            699,090          73,431
     Corporate                      6,082           1,153
                              -----------     -----------
            Total             $ 2,160,604     $ 1,418,208
                              -----------     -----------


Total revenue increased $742,396, or 52%, from 1999 to 2000. This increase was comprised primarily of $138,103 from insurance agency operations, and $625,659 from investment advisory operations.

The increase in insurance agency revenue was generally the result of increases of $79,514 in RushQuote internet-based insurance sales, $43,045 in other life and health insurance product sales, and $29,385 in Health Association management fees.

The decline of $41,351 in insurance company revenue was composed of both a decrease in policy premium income of $21,464 and a decrease in policy investment revenue of $19,887.

The increase of $15,056 in securities brokerage revenue consisted mainly of decreases of $65,007 in brokerage commission revenue and $75,233 in variable insurance and annuity commissions, offset by an increase of $156,213 in RushTrade on-line brokerage revenue.

In July 1999 the Company acquired 100% of the stock of The John Vann Company, an investment management firm. The increase in advisory services revenue is attributable to fees generated by this acquisition.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                             Three Months Ended June 30,
                                 2000            1999
                             ------------    -----------
     Insurance Agency        $    373,084    $   346,856
     Insurance Company            116,641        174,124
     Securities Brokerage       1,024,573      1,027,026
     Advisory Services            624,728        102,330
     Corporate                    352,660        388,313
                             ------------    -----------
            Total            $  2,491,686    $ 2,038,649
                             ------------    -----------


Total expenses increased $453,037, or 22%, from 1999 to 2000. The insurance agency and the investment advisor recorded expense increases. The insurance company and the securities brokerage division had expense decreases.

Insurance Agency expenses increased $26,228, or 8%, from 1999 to 2000. Commission expense rose from $174,432 to $298,945 primarily as a result of a $51,655 increase in RushQuote commissions and a $72,858 increase in other life and health product commissions. The rise in RushQuote commissions reflects the emphasis on increasing variable compensation and decreasing fixed salaries. Management's decision to decrease the volume of leads provided to agents resulted in a lead expense decrease from $34,358 to $3,142. General and administrative expenses decreased $67,069, with the primary reductions being in the categories of postage, printing, office rent, and payroll costs.

Insurance Company expense decreased $57,483, or 33%, from 1999 to 2000. The main decreases were comprised of $32,610 in insurance policy benefits and $26,943 in general operating expenses.

Securities Brokerage expenses decreased $2,453, or 1%, from 1999 to 2000. Commission expense decreased from $667,444 to $545,247, generally as the result of a decrease in commission revenue. Increased RushTrade operating expenses primarily caused increases of $31,618 in payroll expenses, $23,024 in quotation service costs, and depreciation expense of $48,861.

Advisory Services expenses rose $522,398, or 511%, from 1999 to 2000, primarily as a result of the operating costs associated with the John Vann acquisition. Commissions rose from $52,336 to $83,780, and quotation and transactional expense rose from $3,925 to $42,979. Depreciation and goodwill amortization rose $73,462, and office rent rose $58,297. Compensation expense rose from $27,348 to $183,022. Travel expenses associated with business development rose from $2,061 to $39,181.

Corporate expenses decreased $39,413, or 10%, from 1999 to 2000. Marketing expenses decreased from $38,334 to $692, and legal and professional fees decreased from $79,637 to $53,625. Other categories of decrease include printing and travel and entertainment. Insurance costs and payroll-related expenses recorded slight increases.


Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:

                                  Three Months Ended June 30,
                                      2000            1999
                                  ------------    -----------
     Insurance Agency             $    101,804    $   (10,071)
     Insurance Company                 (18,229)       (28,832)
     Securities Brokerage             (137,334)      (154,962)
     Advisory Services                  74,362        (28,899)
     Corporate                        (353,979)      (390,801)
                                  ------------    -----------
            Total                 $   (333,376)   $  (613,565)
                                  ------------    -----------


The Company had a net loss of $333,376 in 2000, a decrease of 46% from the 1999 net loss of $613,565. Every operating division either had net operating income or reduced its net operating loss. The net loss applicable to common shareholders for the second quarter of 2000 was ($0.08) per share (basic and diluted). The net loss applicable to common shareholders for the second quarter of 1999 was ($0.20) per share (basic and diluted).


Six Months Ended June 30, 2000 and 1999

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                              Six Months Ended June 30,
                                2000             1999
                             -----------     -----------
     Insurance Agency        $   940,564     $   478,386
     Insurance Company           200,660       1,270,865
     Securities Brokerage      1,667,765       1,552,176
     Advisory Services         1,382,248         139,323
     Corporate                    14,626          12,473
                             -----------     -----------
            Total            $ 4,205,863     $ 3,453,223
                             -----------     -----------


Total revenue increased $752,640, or 22%, from 1999 to 2000. A major component of 1999 revenue was the pre-tax gain of $1,016,268 recorded on the sale of a block of insurance policies to Conseco Life Insurance. Excluding that revenue item, all other revenue increased $1,768,908, or 73%.

Insurance agency revenue increased $462,178, or 97%, from 1999 to 2000. This increase is generally attributable to increases of $119,587 in RushQuote internet-based insurance sales, $254,813 in other life and health insurance product sales, and $85,714 in Health Association management fees.

The decline of $1,070,205 in insurance company revenue was primarily caused by the 1999 gain of $1,016,268 on the insurance block sale to Conseco. Excluding this item, revenue decreased $53,937, or 21%, from 1999 to 2000. This decrease was composed of a decrease in policy premium income of $19,725 and a decrease in policy investment revenue of $34,212.

Securities brokerage revenue increased $115,589, or 7%, from 1999 to 2000. The increases were composed of $139,957 in brokerage revenue and $262,246 in RushTrade revenue. These were offset to a large extent by decreases of $202,139 in variable life and annuity revenue, $28,401 in mutual fund commissions and $26,126 in asset-based 12-b-1 fees.

Investment advisory revenue rose $1,242,925, or 892%, from 1999 to 2000. This increase in advisory services revenue is attributable to fees generated by the John Vann acquisition in July 1999.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                              Six Months Ended June 30,
                                2000             1999
                             -----------     -----------
     Insurance Agency        $   748,759     $   604,202
     Insurance Company           261,425         349,970
     Securities Brokerage      1,996,886       1,766,297
     Advisory Services         1,177,353         200,328
     Corporate                   809,750         771,362
                             -----------     -----------
            Total            $ 4,994,173     $ 3,692,159
                             -----------     -----------


Total expenses increased $1,302,014, or 35%, from 1999 to 2000. Of this increase, $977,025, or 75%, is due primarily to the operating expenses of the investment advisory firm acquired by merger in July 1999.

Insurance Agency expenses increased $144,557, or 24%, from 1999 to 2000. Commission expense rose from $224,818 to $559,087 primarily as a result of a $53,839 increase in RushQuote commissions and a $280,430 increase in other life and health product commissions. Sales lead expense decreased from $85,490 to $15,279. General and administrative expenses decreased $119,501, with the primary reductions consisting of $19,532 in postage expense, $32,866 in printing costs, $21,328 in office rent, and $28,304 in payroll costs.

Insurance Company expense decreased $88,545, or 25%, from 1999 to 2000. The main decreases were comprised of $12,893 in insurance policy benefits, $52,860 in acquisition costs, and $18,028 in general operating expenses.

Securities Brokerage expenses increased $230,589, or 13%, from 1999 to 2000. Commission expense decreased from $1,223,237 to $1,036,808, generally as the result of lower securities revenue combined with a lower average commission payout rate. Increased RushTrade operating expenses primarily caused increases of $112,488 in payroll expenses, $79,717 in quotation service costs, and depreciation expense of $93,745. Legal and professional fees increased $61,552 primarily due to paying a settlement of $54,000 in June.

Advisory Services expenses rose $977,025, or 488%, from 1999 to 2000, primarily as a result of the staffing, administrative, and operating costs associated with the John Vann acquisition in July 1999. Commissions rose from $99,936 to $175,807, and quotation and transactional expense rose from $4,613 to $123,778. Depreciation and goodwill amortization rose $145,962, and office rent rose $79,062. Compensation-related expense rose from $66,900 to $350,119. Travel expenses associated with business development rose from $5,354 to $70,736, legal and professional fees rose from $673 to $53,046, and marketing expenses rose from $418 to $25,465.


Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:

                              Six Months Ended June 30,
                                2000             1999
                             -----------     -----------
     Insurance Agency        $   191,805     $  (125,816)
     Insurance Company           (35,001)        768,148
     Securities Brokerage       (329,121)       (214,240)
     Advisory Services           204,895         (61,005)
     Corporate                  (814,315)       (762,701)
                             -----------     -----------
            Total            $  (781,737)    $  (395,614)
                             -----------     -----------


The Company had a net loss of $781,737 in 2000, or 198% of the 1999 net loss of $395,614. However, the net loss for 1999 contained the after-tax gain of $806,637 recorded on the Conseco insurance block sale. Excluding this amount, the net loss in 1999 would have been $1,202,251, and the net loss for 2000 would then have been 65% of the comparable amount for 1999. The net loss applicable to common shareholders for the first six months of 2000 was ($0.21) per share (basic and diluted). The net loss applicable to common shareholders for the first six months of 1999 was ($0.13) per share (basic and diluted). Excluding the Conseco gain, the net loss applicable to common shareholders for 1999 would have been ($0.40) per share (basic and diluted).


Liquidity

The Company's requirements for normal cash expenditures will continue to be met through cash flow from operations. Additional costs to further develop the proprietary software to be used in the Company's on-line trading division, RushTrade.com, are expected to continue to be funded by additional capital raised through the private placement of convertible preferred stock and common stock.


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

On November 3, 1999, a former employee of Rushmore Securities Corporation and former director of the Company filed suit in the District Courts of Dallas County, Texas, alleging breach of contract arising out of his termination by the Company and requesting damages in excess of $389,000. This dispute was settled for $20,000 in June.


Item 2.  Defaults Upon Senior Securities - None


Item 3.  Submission of Matters to a Vote of Security Holders

Information concerning the Company's annual meeting of shareholders held on May 5, 2000 was disclosed in the Company's Form 10-QSB for the quarter ended March 31, 2000 and is incorporated by reference.


Item 4.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 10.17 - Vann Agreement
                           Exhibit 10.18 - Spectrum Agreement
                           Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8k. - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         Rushmore Financial Group, Inc.

Dated: August 10, 2000                   By /s/ Howard M. Stein
                                         ---------------------------------------
       By Howard M. Stein
       Controller

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                        DESCRIPTION
-----------                     -----------
   10.17            Vann Agreement
   10.18            Spectrum Agreement
   27               Financial Data Schedule