Form 10QSB
period 2000-09-30
RUSHMORE FINANCIAL GROUP INC
filed 2000-11-14
CIK 884892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                     75-2375969
           ------                                   ---------------
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

                                 Yes XXX  No
                                             -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000: 4,644,253 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes       No XXX
                                    -----

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            2000              1999
                                                                                       --------------    --------------
                                       ASSETS
Investments:
     Cash and cash equivalents                                                         $    2,108,901    $      490,401
     Certificates of deposit                                                                  100,000           200,000
     Amounts on deposit with reinsurer                                                      4,824,981         4,645,073
     Equity securities available for sale                                                          --            50,000
                                                                                       --------------    --------------
               Total investments                                                            7,033,882         5,385,474
                                                                                       --------------    --------------
Deferred policy acquisition costs                                                               5,014            25,700
Accounts receivable and due from reinsurers                                                   607,452           848,961
Prepaid expenses and deposits                                                                 331,034           245,862
Equipment, net of accumulated depreciation                                                    887,347         1,465,672
Goodwill, net of accumulated amortization                                                   3,411,338         3,597,683
Other assets                                                                                       53               229
                                                                                       --------------    --------------
               Total assets                                                            $   12,276,120    $   11,569,581
                                                                                       ==============    ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
     Future policy benefits                                                            $        5,630    $        5,100
     Universal life contract liabilities                                                    4,782,278         4,607,416
     Notes payable                                                                            265,793           272,385
     Due to reinsurers                                                                        119,885            83,537
     Accrued expenses & other liabilities                                                     463,470           606,176
                                                                                       --------------    --------------
               Total liabilities                                                            5,637,056         5,574,614
                                                                                       --------------    --------------
Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares
          issued and outstanding at September 30, 2000 and December 31, 1999                   20,000            20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
          12,063 shares issued and outstanding at September 30, 2000;
          13,687 shares issued and outstanding at December 31, 1999                           120,630           136,870
     Preferred stock-Series B convertible cumulative preferred stock: $10 par value;
          13,520 shares issued and outstanding at September 30, 2000;
          no shares issued and outstanding at December 31, 1999                               135,200                --
     Common stock-$0.01 par value, 10,000,000 shares authorized;
          4,644,253 shares issued at September 30, 2000; 3,789,544 shares                      46,443            37,895
          issued at December 31, 1999
     Common stock subscribed-no shares at September 30, 2000;                                      --                81
          8,138 shares at $0.01 at December 31, 1999
     Additional paid in capital                                                            10,926,372         9,851,128
     Treasury stock-89,473 shares at cost                                                    (116,345)         (116,345)
     Accumulated deficit                                                                   (4,493,236)       (3,901,222)
     Common and preferred stock subscriptions receivable                                           --           (33,440)
                                                                                       --------------    --------------
               Total shareholders' equity                                                   6,639,064         5,994,967
                                                                                       --------------    --------------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $   12,276,120    $   11,569,581
                                                                                       ==============    ==============

             See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months ended September 30, 2000 and 1999
                                   (unaudited)


                                                       FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                  --------------------------------    --------------------------------
                                                       2000               1999             2000               1999
                                                  --------------    --------------    --------------    --------------
Revenue:
     Revenue from Insurance Services:
         Insurance policy income                  $      279,689    $      349,202    $    1,053,518    $      768,297
         Net investment income                            69,255            79,240           222,098           266,295
         Agency management fee                            92,933            96,981           307,485           223,814
         Gain on sale of insurance block                      --                --                --         1,016,268
     Revenue from Investment Services:
         Commissions and fees                            522,869           664,046         2,190,634         2,216,492
         Asset management                                655,350           738,988         2,037,598           878,041
         Gain on sale of securities software             772,333                --           772,333                --
     Other                                                 9,284             1,979            23,910            14,452
                                                  --------------    --------------    --------------    --------------
            Total revenues                             2,401,713         1,930,436         6,607,576         5,383,659
                                                  --------------    --------------    --------------    --------------
Expenses:
     Insurance Services Expenses:
         Other insurance services expenses               205,192           278,028           821,699           661,357
         Policyholder benefits                            87,431            66,482           253,444           245,388
         Amortization of deferred policy
            acquisition costs                             19,615            30,552            83,070           146,867
     Investment services expenses:
         Commission expense                              346,732           625,529         1,559,347         1,948,702
         Other investment services expenses              137,673            84,170           489,308           208,303
     General and administrative                        1,404,612           998,935         3,988,560         2,565,238
                                                  --------------    --------------    --------------    --------------
            Total expenses                             2,201,255         2,083,696         7,195,428         5,775,855
                                                  --------------    --------------    --------------    --------------
            Operating income (loss)                      200,458          (153,260)         (587,852)         (392,196)
Interest expense                                           7,327             5,366            26,518             9,297
                                                  --------------    --------------    --------------    --------------
            Income (loss) before income taxes            193,131          (158,626)         (614,370)         (401,493)
Income tax expense (benefit)                               3,408           (20,801)          (22,356)          131,946
                                                  --------------    --------------    --------------    --------------
Net income (loss)                                 $      189,723    $     (137,825)   $     (592,014)   $     (533,439)
                                                  ==============    ==============    ==============    ==============
Net income (loss) applicable to common
  shareholders                                    $      179,682    $     (141,355)   $     (613,614)   $     (544,028)
                                                  ==============    ==============    ==============    ==============
Basic:
   Net income (loss) per share of common stock,
     after dividends on preferred stock           $         0.04    $        (0.04)   $        (0.15)   $        (0.17)
                                                  ==============    ==============    ==============    ==============
   Weighted average common shares outstanding          4,121,447         3,374,324         3,887,141         3,126,330
                                                  ==============    ==============    ==============    ==============
Diluted:
   Net income (loss) per share of common stock,
     after dividends on preferred stock           $         0.04    $        (0.04)   $        (0.15)   $        (0.17)
                                                  ==============    ==============    ==============    ==============
   Weighted average common shares outstanding          4,121,447         3,374,324         3,887,141         3,126,330
                                                  ==============    ==============    ==============    ==============



           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                  (Unaudited)

                                                                              2000              1999
                                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss)                                                         $     (592,014)   $     (533,439)
      Adjustments to reconcile net (loss) to net cash used in
         operating activities:
           Gain on sale of insurance block net of federal income tax                 --          (806,637)
           Gain on sale of computer software                                   (772,333)               --
           Realized gains (net)                                                      --            (3,933)
           Depreciation and amortization                                        457,968           154,699
           CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS OF SALE OF
              INSURANCE BLOCK IN 1999:
              (Increase) decrease in assets:
                Accounts receivable and due from reinsurers                     241,509          (425,078)
                Prepaid expenses and deposits                                   (85,172)           11,955
                Deferred policy acquisition costs                                20,686            47,303
                Amounts on deposit with reinsurer                              (179,908)         (232,125)
                Other assets                                                      2,777           (59,351)
              Increase (decrease) in liabilities:
                Accrued expenses and other liabilities                         (142,706)           27,646
                Due to reinsurers                                                36,348           151,153
                Future policy benefits                                              530               499
                Universal Life liabilities                                      174,862           182,745
                                                                         --------------    --------------
Net cash used in operating activities                                          (837,453)       (1,484,563)
                                                                         --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                    (423,566)          (55,423)
      Cash received on sale of computer software                              1,500,000                --
      Sale (purchase) of equity securities available for sale                    50,000           (50,000)
      Decrease in certificates of deposit                                       100,000         1,001,284
      Sales of bonds available for sale                                              --           207,816
      Cash received on purchase of John Vann Co                                      --            14,355
      Cash received on sale of insurance block                                       --           500,000
                                                                         --------------    --------------
Net cash provided by investing activities                                     1,226,434         1,618,032
                                                                         --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in loans to officers and affiliate                                    --            14,759
      Proceeds from sale of Common Stock, net of offering costs               1,138,751            36,958
      Proceeds from sale of Preferred Stock                                     135,200                --
      Redemption of Preferred Stock                                             (16,240)               --
      Preferred Stock dividends paid                                            (21,600)          (10,589)
      Payments on notes payable                                                (138,035)          (32,150)
      Proceeds from notes payable                                               131,443           500,000
                                                                         --------------    --------------
Net cash provided by financing activities                                     1,229,519           508,978
                                                                         --------------    --------------

Change in cash and cash equivalents                                           1,618,500           642,447
Cash and cash equivalents at beginning of period                                490,401           613,814
                                                                         --------------    --------------
Cash and cash equivalents at end of period                               $    2,108,901    $    1,256,261
                                                                         ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                             $       26,518    $        9,948
      Cash paid for income taxes                                         $           --    $           --




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


2.  Industry Segment Information

The following summarizes the Company's identifiable assets by industry segment as of September 30, 2000 and 1999:



                                       2000                 1999
                                  ------------         ------------
Insurance Agency                  $    201,886         $    662,698
Insurance Company                    5,178,814            5,156,639
Securities Brokerage                 2,864,306              388,095
Advisory Services                    3,650,075            3,458,853
Corporate                              381,039            1,568,277
                                  ------------         ------------
         Total                    $ 12,276,120         $ 11,234,562
                                  ------------         ------------


The following summarizes the Company's operating income (loss) by industry segment for the periods indicated:




                        Three Months Ended September 30,    Nine Months Ended September 30,
                            2000              1999              2000              1999
                       --------------    --------------    --------------    ---------------
Insurance Agency       $       56,615    $       24,469    $      248,420    $     (101,347)
Insurance Company              (7,681)            9,299           (42,682)          777,447
Securities Brokerage          531,493          (131,323)          202,372          (345,563)
Advisory Services            (125,519)          272,024            79,376           211,019
Corporate                    (265,185)         (312,294)       (1,079,500)       (1,074,995)
                       --------------    --------------    --------------    --------------
            Total      $      189,723    $     (137,825)   $     (592,014)   $     (533,439)
                       --------------    --------------    --------------    --------------



3.  Related Party Transactions

In October 2000 the Company entered into an agreement with Community Bankers Insurance Agency, LLC (CBIA) to provide RushTrade.com's online brokerage services to customers of the member banks of Pacific Coast Bankers Bank (PCBB) (an affiliate of CBIA). PCBB is a 232-member bank association with banks in California, Alaska, Arizona, Hawaii, Nevada, Oregon, and Washington. In August 2000 several individuals affiliated with PCBB and CBIA purchased a total of 600,000 shares of the Company's common stock, and received warrants for an additional 625,000 shares of the Company's common stock.

4.  Comprehensive Income (Loss)

Comprehensive income (loss) for the periods ending September 30, 2000 and 1999 consists of:

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                           2000               1999                2000               1999
                                      --------------     --------------      --------------      --------------
Net income (loss)                     $      189,723     $     (137,825)     $     (592,014)     $     (533,439)
Other comprehensive (loss),
      net of tax
      Unrealized (losses)
      on securities, net of
      reclassification adjustment                 --                 --                  --                (758)
                                      --------------     --------------      --------------      --------------
Comprehensive income (loss)           $      189,723     $     (137,825)     $     (592,014)     $     (534,197)
                                      --------------     --------------      --------------      --------------



5.  Earnings (Loss) Per Share

Earnings (loss) per share for the periods ending September 30, 2000 and 1999 are as follows:


                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                          2000                1999                  2000                 1999
                                      --------------      --------------      --------------      --------------
Net income (loss)                     $      189,723      $     (137,825)     $     (592,014)     $     (533,439)
Less dividends on preferred stock            (10,041)             (3,530)            (21,600)            (10,589)
                                      --------------      --------------      --------------      --------------
Net income (loss) applicable to
     common shareholders              $      179,682      $     (141,355)     $     (613,614)     $     (544,028)
                                      ==============      ==============      ==============      ==============

Weighted average common
     shares outstanding                    4,121,447           3,374,324           3,887,141           3,126,330
Dilutive Potential Common Shares                  --                  --                  --                  --

Net (loss) per common share
     Basic                            $         0.04      $        (0.04)     $        (0.15)     $        (0.17)
     Diluted                          $         0.04      $        (0.04)     $        (0.15)     $        (0.17)


6.   Sale of Software

In September 2000 the Company sold to MV Technologies LLC the software program purchased in October 1999 from Block Trading , Inc. The Company received back a perpetual license regarding certain rights regarding the software. The sales price was $1,500,000 cash, and the profit recorded on the sale was $772,333.


7.   Preferred Stock Sale

In January 2000 the Company issued a Private Placement Memorandum offering for sale its Series B Convertible Preferred Stock. This Memorandum offered up to $10,000,000 of stock, par value $10 per share, at an issue price of $25 per share. The shares have a 9% cumulative dividend, payable quarterly in cash, and are convertible into common stock at a rate of 70% of the market price at the time of conversion, but not less than $4.00 per share of common stock. For each share of Series B stock, each investor will receive a callable warrant which entitles the holder to purchase a share of common stock at a price of $7.00 per share for a period of two years.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2000 and 1999

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:



                                  Three Months Ended September 30,
                                    2000                   1999
                              --------------          --------------
Insurance Agency              $      335,010          $      419,944
Insurance Company                    106,867                 105,479
Securities Brokerage               1,295,202                 663,393
Advisory Services                    655,350                 739,641
Corporate                              9,284                   1,979
                              --------------          --------------
         Total                $    2,401,713          $    1,930,436
                              --------------          --------------


Total revenue increased $471,277, or 24%, from 1999 to 2000. This increase was comprised primarily of $772,333 recorded as gain on the sale of the Block Trading software purchased in 1999, offset by decreases in revenue of $84,934 from insurance agency operations, and $84,291 from investment advisory operations.

The decrease in insurance agency revenue was generally the result of decreases of $30,595 in RushQuote internet-based insurance sales, $44,704 in other life and health insurance product sales, and $11,329 in interest on sales agent financing, offset by an increase of $7,999 in Health Association management fees.

The increase of $631,809 in securities brokerage revenue consisted mainly of an increase of $58,079 in RushTrade on-line brokerage revenue and the gain of $772,333 recorded on the sale of the Block Trading software purchased in 1999 for $800,000, offset by decreases of $65,710 in brokerage commission revenue and $183,032 in variable insurance and annuity commissions.

The decrease of $84,291 in advisory services revenue is generally the result of lower assets under management in 2000 than in 1999. Assets have declined generally due to lower stock market prices, and since fee revenue is based on a percentage of those assets, fee revenue has decreased.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:


                                Three Months Ended September 30,
                                    2000                 1999
                              --------------          --------------
Insurance Agency              $      278,395          $      395,475
Insurance Company                    111,140                 116,981
Securities Brokerage                 763,709                 794,716
Advisory Services                    780,869                 463,474
Corporate                            267,142                 313,050
                              --------------          --------------
         Total                $    2,201,255          $    2,083,696
                              --------------          --------------




Total expenses increased $117,559, or 6%, from 1999 to 2000. The insurance agency, corporate division, and the securities brokerage division recorded expense decreases. The advisory services division recorded an expense increase.

Insurance Agency expenses decreased $117,080, or 30%, from 1999 to 2000. Commission expense decreased from $217,882 to $196,177 primarily as a result of a $42,225 decrease in other life and health product commissions, offset by a $13,576 increase in RushQuote commissions. Expense for sales leads decreased by $31,795. General and administrative expenses decreased $63,580, with the primary reductions being in the categories of telephone, office rent, insurance, and payroll costs.

Securities Brokerage expenses decreased $31,007, or 4%, from 1999 to 2000. Commission expense decreased from $517,584 to $311,123, generally as the result of a decrease in commission revenue. Increased RushTrade operating expenses primarily caused increases of $28,068 in payroll expenses, $32,491 in quotation service cost, $56,888 in advertising expense, and depreciation expense of $51,968.

Advisory Services expenses rose $317,395, or 68%, from 1999 to 2000. Commissions decreased $72,336, while legal and professional fees rose $75,413. Office rent rose $45,983 due to office relocation in July 2000. Payroll costs increased $159,406, and quotation and transactional expense rose $16,419. Travel expenses associated with business development rose $35,964.

Corporate expenses decreased $45,908, or 15%, from 1999 to 2000. Decreases in payroll-related expenses of $49,589, travel of $11,954, and postage of $6,556 were offset to some degree by an increase in printing costs of $10,277 and insurance costs of $19,289.

Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:


                                 Three Months Ended September 30,
                                   2000                    1999
                              -------------           -------------
Insurance Agency              $      56,615           $      24,469
Insurance Company                    (7,681)                  9,299
Securities Brokerage                531,493                (131,323)
Advisory Services                  (125,519)                272,024
Corporate                          (265,185)               (312,294)
                              -------------           -------------
         Total                $     189,723           $    (137,825)
                              -------------           -------------


The Company had net income of $189,723 in 2000, an increase of $327,548 over the 1999 net loss of $137,825. The net income applicable to common shareholders for the third quarter of 2000 was $0.04 per share (basic and diluted). The net loss applicable to common shareholders for the third quarter of 1999 was ($0.04) per share (basic and diluted).


Nine Months Ended September 30, 2000 and 1999

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                                Nine Months Ended September 30,
                                    2000                1999
                                -----------         -----------
Insurance Agency                $ 1,275,574         $   898,330
Insurance Company                   307,527           1,376,344
Securities Brokerage              2,962,967           2,215,569
Advisory Services                 2,037,598             878,964
Corporate                            23,910              14,452
                                -----------         -----------
         Total                  $ 6,607,576         $ 5,383,659
                                -----------         -----------




Total revenue increased $1,223,917, or 23%, from 1999 to 2000. A major component of 1999 revenue was the pre-tax gain of $1,016,268 recorded on the sale of a block of life insurance policies to Conseco Life Insurance. A major component of 2000 revenue was the gain of $772,333 recorded on the sale of Block Trading software. Excluding these revenue items, all other revenue increased $1,467,852, or 34%.

Insurance agency revenue increased $377,244, or 42%, from 1999 to 2000. This increase is generally attributable to increases of $88,992 in RushQuote internet-based insurance sales, $204,249 in other life and health insurance product sales, and $93,708 in Health Association management fees.

The decline of $1,068,817 in insurance company revenue was primarily caused by the 1999 gain of $1,016,268 on insurance block sale to Conseco. Excluding this item, revenue decreased $52,549, or 15%, from 1999 to 2000.

Securities brokerage revenue increased $747,398, or 34%, from 1999 to 2000. The increases were composed of $121,434 in brokerage revenue and $334,892 in RushTrade revenue. These were offset to a large extent by decreases of $353,071 in variable life and annuity revenue, $37,060 in mutual fund commissions and $56,613 in asset-based 12-b-1 fees. A major component of 2000 revenue was the gain of $772,333 recorded on the Block Trading software. Excluding this item, revenue declined $24,935, or 1%, from 1999 to 2000.

Investment advisory revenue rose $1,158,634, or 132%, from 1999 to 2000. This increase in advisory services revenue is attributable to fees generated by the John Vann acquisition in July 1999.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:





                                   Nine Months Ended September 30,
                                       2000                  1999
                                  ------------         ------------
Insurance Agency                  $  1,027,154         $    999,677
Insurance Company                      372,565              466,951
Securities Brokerage                 2,760,595            2,561,013
Advisory Services                    1,958,222              663,802
Corporate                            1,076,892            1,084,412
                                  ------------         ------------
         Total                    $  7,195,428         $  5,775,855
                                  ------------         ------------


Total expenses increased $1,419,573, or 25%, from 1999 to 2000. Of this increase, $1,294,420, or 91%, is due primarily to the operating expenses of the investment advisory firm acquired by merger in July 1999.

Insurance Agency expenses increased $27,477, or 3%, from 1999 to 2000. Commission expense rose from $442,700 to $755,264 primarily as a result of a $67,415 increase in RushQuote commissions and a $245,149 increase in other life and health product commissions. Sales lead expense decreased from $118,657 to $16,651. General and administrative expenses decreased $183,081, with primary reductions of $21,378 in postage expense, $31,384 in printing costs, $31,916 in office rent, $21,071 in insurance expense, and $62,737 in payroll costs.

Insurance Company expense decreased $94,386, or 20%, from 1999 to 2000. The main decreases were comprised of $55,741 in insurance policy costs and benefits and $38,645 in general operating expenses.

Securities Brokerage expenses increased $199,582 or 8%, from 1999 to 2000. Commission expense decreased from $1,740,821 to $1,347,931, generally as the result of lower securities revenue combined with a lower average commission payout rate. Legal and professional fees increased $54,624, and were generally related to settlement expenses. Increased RushTrade operating expenses primarily caused increases of $140,556 in payroll expenses, $112,208 in quotation service cost, $145,713 in depreciation expense, and $112,871 in advertising expenses.

Advisory Services expenses rose $1,294,420, or 195%, from 1999 to 2000, primarily as a result of the staffing, administrative, and operating costs associated with the John Vann acquisition in July 1999. Expenses increased in the following categories: $135,584 in quotation and transactional fees, $153,576 in depreciation and goodwill amortization, $125,045 in office rent, $445,780 in compensation-related expenses, $101,346 in travel expenses, and $127,786 in legal and professional fees.

Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:





                                Nine Months Ended September 30,
                                  2000                 1999
                              ------------          ------------
Insurance Agency              $    248,420          $   (101,347)
Insurance Company                  (42,682)              777,447
Securities Brokerage               202,372              (345,563)
Advisory Services                   79,376               211,019
Corporate                       (1,079,500)           (1,074,995)
                              ------------          ------------
         Total                $   (592,014)         $   (533,439)
                              ------------          ------------


The Company had a net loss of $592,014 in 2000, an 11% increase from the 1999 net loss of $533,439. The net loss applicable to common shareholders for the first nine months of 2000 was ($0.15) per share (basic and diluted). The net loss applicable to common shareholders for the first nine months of 1999 was ($0.17) per share (basic and diluted). The net loss for 1999 contained the after-tax gain of $806,637 recorded on the Conseco insurance block sale, and the net loss for 2000 included the gain of $772,333 recorded on the sale of the Block Trading software. Excluding these amounts, the net loss in 1999 would have been $1,340,076, and the net loss for 2000 would have been $1,364,347. Excluding these two gains, the net loss applicable to common shareholders for 2000 would have been ($0.35) per share (basic and diluted), and the net loss applicable to common shareholders for 1999 would have been ($0.43) per share (basic and diluted).


Liquidity

The Company's requirements for normal cash expenditures are expected to be met through cash flow from operations. Additional costs to further develop the proprietary software to be used in the Company's on-line trading division, RushTrade.com, are expected to continue to be funded by additional capital raised through the private placement of convertible preferred stock and common stock.


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

The Company's brokerage subsidiary, Rushmore Securities Corporation, has had claims made against it by three customers in Florida resulting from investments in financial instruments placed through Rushmore Securities Corporation in a company that declared bankruptcy and in a company that has failed to make payments on its debt obligations. A claim for $257,000 resulted in an arbitration settlement of $50,000, which the Company paid in 1999, and the Company is currently negotiating with claimant's attorney regarding legal fees, but the amount of any potential expense cannot be determined as of the date of this document.

Item 2.  Defaults Upon Senior Securities - None


Item 3.  Submission of Matters to a Vote of Security Holders

Information concerning the Company's annual meeting of shareholders held on May 5, 2000 was disclosed in the Company's Form 10-QSB for the quarter ended March 31, 2000 and is incorporated by reference.


Item 4.  Exhibits and Reports on Form 8K

         (a) Exhibits.     Exhibit 10.19 - MVT Indemnity Agreement
                           Exhibit 10.20 - MVT Andover Agreement
                           Exhibit 10.21 - MVT Software Assignment and
                                           License Agreement
                           Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8k. - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.

Dated: November 13, 2000                          By /s/ Howard M. Stein
                                            ------------------------------
        By Howard M. Stein
        Controller

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
10.19               MVT Indemnity Agreement
10.20               MVT Andover Agreement
10.21               MVT Software Assignment and License Agreement
27                  Financial Data Schedule