Form 10KSB40
period 2000-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2001-04-17
CIK 884892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD _______ TO _______

                          COMMISSION FILE NO. 000-24057

                         RUSHMORE FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

                    TEXAS                                      75-2375969
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

 5000 QUORUM DRIVE, SUITE 620, DALLAS, TEXAS                      75240
   (Address of principal executive offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code: (972) 450-6000

   Securities registered pursuant to Section 12(b) of the Act:   None
                                                               -------------

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

                  YES [X]                              NO [ ]

The registrant's revenues for its most recent fiscal year were: $4,332,188.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was/is $2,400,000.

         At December 31, 2000, the registrant had outstanding 4,644,253 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III (except Item 13) will be contained in Registrant's definitive Proxy Statement for the annual meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2001.

Transitional Small Business Disclosure Format (check one):

                  YES [ ]                              NO [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.      Description of Business                                           3

Item 2.      Description of Properties                                         7

Item 3.      Legal Proceedings                                                 7

Item 4.      Submission of Matters to a Vote of Security Holders               7


                                     PART II


Item 5.      Market for Common Equity and Related Stockholder Matters          7

Item 6.      Management's Discussion and Analysis                              8

Item 7.      Financial Statements                                             12


                                    PART III


Item 8.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                13

Item 9.      Executive Compensation                                           13

Item 10.     Security Ownership of Certain Beneficial Owners and Management   13

Item 11.     Certain Relationships and Related Transactions                   13

Item 12.     Exhibits and Reports on Form 8-K                                 14

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

    Rushmore Financial Group, Inc. ("Rushmore", "Registrant" or the "Company") is a financial services holding company that provides a wide range of investment and insurance products and services to our registered representatives and their clients over the Internet and through a national distribution network of approximately 200 securities representatives and more than 500 active insurance agents. The Company believes it is well positioned to take advantage of demographic trends in the industry and the increasing overlap of investment services with other financial securities products. The Company's activities are focused in two complementary sectors of the financial services industry; investment services and insurance services.

    The Company's investment services business consists of securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities Corporation ("Rushmore Securities"). In addition, Rushmore Investment Management Corporation ("Rushmore Investment Management") provides fee-based investment advisory services and portfolio management.

    The Company's insurance services business selects and markets a wide range of life, disability, accident and health insurance and annuity products distributed over the Internet and through the active independent agents of its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency").

GROWTH STRATEGY

    The Company's growth strategy is to integrate and enhance the cross-selling opportunities of our retail brokerage, RushTrade Direct Access Trading System, fee-based financial planning, asset management, and investment banking activities to provide a full range of select financial products and services to our registered representatives and their clients. We are fulfilling our growth strategy by:

    o Enhancing our representative and client relationships and growing their assets under management

    o Expanding our national distribution network by recruiting proven financial professionals

    o Capturing a share of the emerging active online brokerage market with RushTrade

    o   Developing our investment banking capability

    o   Investing in new equipment, technology, systems, and training

    o   Pursuing acquisition opportunities

    o Developing strategic relationships with financial services industry partners as a means to maximize the potential of the Company and RushTrade

    Insurance Services. Rushmore Agency intends to expand distribution through recruiting producing general agents and by expanding its Internet-based term life insurance division, RushQuote. The Company actively seeks to foster relationships with other life insurance companies and sell the products of those companies through the Company's agency force.

    Securities Brokerage. Rushmore Securities' strategy is to continue to grow its on-line, Internet based securities brokerage division, RushTrade, which facilitates direct on-line securities trades by customers. Rushmore Securities also seeks growth by means of recruiting quality representatives, opening new branch offices, acquiring other broker-dealers and increasing the volume of business referred from agents and representatives of Rushmore subsidiaries and their customers.

    Investment Management. Rushmore Investment Management's strategy is to increase its assets under management by maximizing cross-selling opportunities to clients of Rushmore Securities and Rushmore Agency.

INVESTMENT SERVICES

    Securities Brokerage--Rushmore Securities. Rushmore Securities provides investment services to its clients through a network of over 200 registered representatives. Rushmore Securities is licensed in all 50 states, and is a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB"), the Securities Investors Protection Corporation ("SIPC"), and the National Investment Bankers Association ("NIBA").

    Rushmore Securities functions as a retail broker for clients to whom it makes trading recommendations usually on a non- discretionary basis, and as a discount broker to unsolicited orders from its customers and from trades initiated by other Rushmore subsidiaries. It also offers mutual funds, variable life insurance and variable annuity products.

    Rushmore Securities acts as a broker/dealer for a full line of securities products, including stocks, bonds, mutual funds, variable annuities and certificates of deposit. It is known as a "fully disclosed" originating broker, meaning it does not hold clients' funds, does not clear clients' trades on securities markets, and is not a member of any stock exchange. Instead, it forwards all clients' trades to one of the clearing firms with which it maintains a contractual relationship to execute such trades on the appropriate market. The Company currently has clearing agreements with Southwest Securities, Inc., Pershing Division of DLJ, and Penson Financial Services. This arrangement allows the Company to reduce some of the risk associated with trading and the amount of net capital it is required to maintain under applicable securities laws.

    Rushmore Securities' registered representatives are employees of Rushmore Securities and are compensated on the basis of commissions on sales of investment securities. Each representative executes an agreement with Rushmore Securities to sell securities to their clients exclusively through Rushmore Securities and comply with Rushmore Securities' rules and procedures and all applicable federal and state laws. Rushmore Securities supervises the efforts of these representatives through 23 branch office managers and other registered securities principals who supervise the activities of registered representatives.

    Rushmore Securities is continually seeking to add new representatives, especially those with prior brokerage experience and an established client base. Rushmore Securities believes it competes effectively for registered representatives based on its favorable commission structure, its ability to provide its representatives access to all securities markets and research reports from leading analysts, and the opportunity for representatives to earn stock options in the Company. Through its affiliate, Rushmore Investment Management, Rushmore Securities also provides its representatives the flexibility to generate commission-based or fee-based income. In addition, Rushmore Securities has benefited from the increase in securities trading volume during recent years. Combined, listed companies on the New York Stock Exchange and American Stock Exchange and Nasdaq have increased market capitalization from $2.67 trillion in 1987 to over $22 trillion in 1999, according to reports published by such exchanges. Combined average daily share volume for the New York Stock Exchange and American Stock Exchange and Nasdaq have increased from 341 million shares in 1987 to over 2 billion shares in 1999.

    Direct Access Trading--Rushtrade.com In February 1999, Rushmore Securities announced the opening of its on-line securities trading division, known as RushTrade (http://www.rushtrade.com) to meet the needs of the active on-line investor. RushTrade offers its clients streaming, real-time Level I and Level II investment price quotes combined with direct access to Electronic Communications Networks ("ECN"s) and the major Exchanges.

    The technologies incorporated in RushTrade enable investors to receive market information on a streaming real-time basis, analyze that information using advanced decision support tools, and make and execute a trade within seconds. Using this system, customers receive the best possible price, because orders are sent directly to the particular Exchange or ECN offering the best price on any particular stock at any given time. In contrast, most of the on-line brokerage firms offer delayed or static quotes and process customer orders through browser-based software that routes the order through the firm's trading desk or to third-party wholesalers.

    RushTrade offers two distinct products to meet the needs of the active online investor, RushTrade Level I and RushTrade Level II.

    RushTrade Level I fulfills the needs of the online investor by delivering real-time quotes and information, direct access trading technology, and customer service provided by experienced Series 7 licensed registered representatives. This product is delivered to investors via the Internet, and therefore can be accessed from virtually any computer anywhere in the world.

    RushTrade Level II meets the more sophisticated on-line investors' demands by providing the best trading technologies and service available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time securities quotes, news, charts, research, and direct access trading. The direct access technology enables investors to route their orders directly to the specific ECN or Exchange with the best market price, thus saving the investor time and money. RushTrade Level II clients have access to the same customer service support that all RushTrade Level I users receive.

    Investment Advisory Services--Rushmore Investment Management. Rushmore Investment Management allows our registered representatives to provide fee-based investment advisory and money management services to their clients.

    Rushmore Investment Management enters into investment advisory agreements with its clients that outline the services to be provided and the compensation to be paid. The agreements in force provide for annual compensation to Rushmore Investment Management from 0.4% to 2.3% of funds under management.

    Rushmore Investment Management does not hold its clients' funds or securities, and has discretionary authority to direct the investments in the majority of the funds under its management.

    Rushmore Investment Management directs its marketing efforts to high net worth individuals, corporations and pension plans having substantial funds to invest and that may benefit from professional money management. Rushmore Investment Management seeks to obtain clients having portfolios of at least $100,000 and believes it can fill a niche being neglected by larger money managers.

INSURANCE SERVICES

    Rushmore Insurance Services, Inc. The Company markets life, health and disability insurance and annuities to individuals and small businesses through a network of independent agents. The Rushmore Agency group has primarily marketed policies under national marketing agreements with life insurance companies. Rushmore Agency's agents market policies issued by several select insurance companies, of which most are rated "A" or better by A.M. Best. The Company's agents are employed by or have contracts with Rushmore Agency, which is owned by D.M. (Rusty) Moore, Jr., Chairman and Chief Executive Officer of Rushmore, because the Texas Insurance Code does not permit life insurance agencies to be owned by corporations. However, pursuant to an Overhead Services Agreement all revenues and expenses of Rushmore Agency are passed through to the Company as permitted by regulatory requirements. In addition, Mr. Moore has granted the Company an irrevocable option for the Company to appoint any other qualified person to acquire the capital stock of Rushmore Agency on its behalf, thus insuring the Company's ability to continue receiving that income and expense.

    Insurance Products. The Company's insurance agents sell a wide range of insurance and annuity products consisting primarily of life and health insurance. These life insurance products include term life, universal life, fixed and variable annuities and variable universal life (universal life products are flexible premium life insurance policies under which the policyholder may adjust the death benefit from time to time or vary the amount or timing of premium payments). The health insurance products include cancer insurance, major medical, Medicare supplement, group health and group and individual long-term disability insurance. Agents who sell variable life and annuity products are also licensed as securities representatives with Rushmore Securities.

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

    Sales and Marketing. The Company either employs or has contracted with more than 2,000 independent agents in 41 states, who have been appointed by Rushmore Agency to sell insurance products as part of Rushmore Agency's marketing organization. The Company considered approximately 500 of those agents active during 2000.

    Rushmore Agency continually seeks to recruit new agents to join its marketing force, with the primary target being proven licensed agents with existing client bases. The Company utilizes both advertising and referrals to locate qualified persons. Rushmore Agency is able to compete for new agents on the basis of the quality of the insurance products it offers, the opportunity for increased income through higher payouts and a more diversified product portfolio, sales training, and the opportunity to participate in the Company's Stock Option Plans.

THE INDUSTRY

    The investment and insurance industries are highly competitive with many large, diversified, well-capitalized brokerage firms, financial institutions, and other organizations. The Company, in many instances, competes directly with such organizations for market share of commission revenue, qualified registered representatives, and insurance agents.

    Insurance Services. The Company's agency operations are competitive in all phases. There are more than 2.5 million insurance agents in the United States representing more than 1,100 life and health insurance companies. The Company is able to effectively compete on the basis of the quality and pricing of the insurance products it offers, incentives to its agents to sell the Company's products through the Company's commission structure, administrative and marketing support, achievement and award programs, management opportunities and stock option plans.

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

    Investment Management. Rushmore Investment Management attracts funds for management utilizing the broad network of brokers and agents of Rushmore Insurance and Rushmore Securities, as well as a network of CPA's and other professionals who actively market fee-based advisory services. Rushmore Investment Management markets its services emphasizing its flexible fee structure and its investment track record. Rushmore Investment Management has an information system that provides direct and timely access to the world markets and information systems, as well as a proprietary investment management reporting system.

RECENT ACQUISITION

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. These firms conducted business as a registered investment advisor and as a marketer of life and health insurance products to consumers. A complete description of this transaction may be found as Footnote # 5 to the Financial Statements incorporated in this document.

EMPLOYEES

    Rushmore has a total of 59 employees located in the Company's offices in Dallas, Texas, including 22 in its securities operations, 8 in its insurance services area, 15 in its accounting and technology departments, and 4 in its executive offices.

    The Company has approximately 200 registered representatives, and is under contract with an additional 2,000 independent agents to market life insurance in 41 states. The Company considered approximately 500 of those insurance agents active during 2000.

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

    Investment Management Regulation. Rushmore Investment Management is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on its officers and employees, review and approval of business methods, compensation structures, advisory agreements, and advertising.

ENVIRONMENTAL MATTERS

    None of the Company's activities result in any discharge of hazardous materials or other environmental risks.

ITEM 2. DESCRIPTION OF PROPERTIES

    The Company leases 3,800 square feet at the Dallas Galleria One Office Tower, and 15,088 square feet at 5000 Quorum Drive, Dallas, Texas. In March 2001 the Company, except for the RushTrade department, relocated to the Quorum Drive office. The Company believes these facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Although the Company is engaged in legal proceedings from time to time, neither the Company nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company.

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

  FROM          TO           HIGH             LOW
----------   --------      --------         -------
04/28/98  -  06/30/98      $ 6.0000         $5.0000
07/01/98  -  09/30/98        5.0000          1.4375
10/01/98  -  12/31/98        2.5000          1.5000
01/01/99  -  03/31/99       11.7500          1.6250
04/01/99  -  06/30/99        7.2500          3.7500
07/01/99  -  09/30/99        5.8125          2.9375
10/01/99  -  12/31/99        5.0000          2.1250
01/01/00  -  03/31/00        3.1250          2.0000
04/01/00  -  06/30/00        2.5000          0.9375
07/01/00  -  09/30/00        2.0000          0.8750
10/01/00  -  12/31/00        1.5000          0.3750

HOLDERS

    As of April 11, 2001 there were approximately 96 holders of record and over 1,300 beneficial holders of the Company's Common Stock and 13 holders of the Company's Preferred Stock.

DIVIDENDS

     The Company does not anticipate any stock or cash dividends on its commons shares in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act. No underwriting discounts or commissions were paid with respect to such sales.

                        Number of     Offering     Exemption
       Date              Shares        Price        Claimed
------------------      ---------     --------     ---------
 February 1998 (2)        64,240       $ 0.20         (1)
  October 1999 (3)       375,000         4.00         (1)
 February 2000 (4)        16,802         1.30         (1)
      May 2000 (5)       166,667         1.35         (1)
     June 2000 (6)         5,000         2.38         (1)
     July 2000 (7)        16,240         1.00         (1)
September 2000 (8)       650,000         1.00         (1)

(1) The Company relied on Sections 3 and 4(2) of the Securities Act of 1933 for exemption from the registration requirements of such Act. Each investor was furnished with information concerning the formation and operations of the Registrant, and each had the opportunity to verify the information supplied. Additionally, Registrant obtained a signed representation from each of the foregoing persons in connection with the purchase of the Common Stock of his or her intent to acquire such Common Stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the certificates representing the Common Stock of the Registrant has been stamped with a legend restricting transfer of the securities represented thereby, and the Registrant has issued stop transfer instructions to the Transfer Agent for the Common Stock of the Company concerning all certificates representing the Common Stock issued in the above-described transactions.

(2) Exercise of stock options at prices from $.20 to $1.50 per share.

(3) Consists of 125,000 shares of common stock and warrants to purchase 250,000 shares of common stock for a purchase price ranging from $4.00 to $7.00 per share in connection with a private placement to a single investor. Registrant received $500,000 proceeds less $27,000 of commissions.

(4) Exercise of stock options at prices from $1.625 to $1.875 per share, and grants of 5,000 shares at an average price of $0.04 per share.

(5) Consists of 166,667 shares of common stock issued to a single investor for sales proceeds of $225,000.

(6) Settlement of litigation for issuance of 5,000 shares of stock and warrants for 35,000 shares of stock at a price of $2.375 per share. Registrant recorded expense of $82,238 in connection with this transaction, but received or paid no cash.

(7) Exchange of preferred stock for common stock to a single investor.

(8) Issuance of 650,000 shares of stock to a group of six investors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following selected financial information should be read in conjunction with the financial statements and the notes thereto. The information for the years ended December 31, 2000, 1999, and 1998, are derived from the audited financial statements of the Company.

    For the years 1999 and 1998, amounts have been reclassified to reflect the decision to discontinue the Rushmore Life Insurance Company and Rushmore Investment Advisors, Inc. operations of the Company.

     RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
       SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                2000                1999                1998
                                                              --------            --------            --------
                                                                (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
      Revenue from investment services                        $  2,688            $  3,410            $  2,240
      Revenue from insurance services                            1,582               1,357                 262
          Total revenues                                         4,332               4,795               2,571

      Investment services expense                                2,038               2,584               1,924
      Insurance services expense                                   940                 871                 395
      General and administrative expenses                        3,163               2,847               1,732
          Total expenses                                         6,141               6,302               4,063

      Operating loss                                            (1,809)             (1,507)             (1,492)
      Loss from continuing operations                           (1,058)             (1,519)             (1,495)
      Net (loss) income from discontinued operations               (92)              1,071                (618)
      Net loss                                                  (1,149)               (448)             (2,113)

      Loss per share from continuing operations,
        basic and diluted                                        (0.27)              (0.47)              (0.54)

      Net (loss) income per share from discontinued
        operations, basic and diluted                            (0.02)               0.33               (0.22)

      Net loss per share, basic and diluted                      (0.29)              (0.14)              (0.77)

      Operating margin
          Investment services                                     24.2%               24.2%               14.1%
          Insurance services                                      40.6%               35.8%              (50.7)%

      Operating income (before G & A)                            1,354               1,340                 241

      G&A expenses as % of Revenues                               73.0%               59.4%               67.4%


                                                                             AS OF DECEMBER 31,
                                                              ------------------------------------------------
                                                                2000                1999                1998
                                                              --------            --------            --------
                                                                           (dollars in thousands)
BALANCE SHEET DATA:
      Cash and equivalents                                    $  1,218            $    379            $    412
      Accounts receivable                                          766                 774                 345
      Net assets of discontinued operations                      3,268               3,967               1,011
      Total assets                                               6,558               6,595               2,919
      Total debt                                                   170                 115                  60
      Total Liabilities                                            530                 600                 303
      Shareholders' equity                                       6,028               5,995               2,617

DISCONTINUED OPERATIONS

In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., a subsidiary of the Company engaged in investment portfolio management and advice. As of December 31, 2000, all conditions were satisfied and management has committed to spin off Rushmore Investment Advisors, Inc. The disposition is scheduled to occur late in the second quarter or early in the third quarter of 2001.

In December 2000, the Company entered into a sales agreement to sell Rushmore Life Insurance Company, a subsidiary of the Company engaged in the reinsurance of the life insurance policies written by the Company's sales agents. The sales price of $266,997 represents the statutory net worth of the Life Company at December 31, 2000.

The financial data relating to Rushmore Investment Advisors, Inc. and Rushmore Life Insurance Company is classified as discontinued operations for all periods presented.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                       Year Ended December 31,
                                  -------------------------------
      Revenue                         2000                1999
-------------------               -----------         -----------
Insurance Services                $ 1,581,798         $ 1,357,217
Investment Services                 2,688,389           3,410,446
Corporate                              62,001              27,291
                                  -----------         -----------
              Total               $ 4,332,188         $ 4,794,954
                                  -----------         -----------

    Total revenues decreased $462,776, or 10% from 1999 to 2000. Investment Services revenue decreased $722,057. This was offset by increases of $34,710 in Corporate revenue and $224,581 in Insurance Services revenue.

    Insurance Services revenues increased $224,581, or 16% from 1999 to 2000. Revenue increases were composed of increases of $167,179 in accident and health insurance policy revenue and $81,360 in management fees from AFFA. This was offset by a decrease of $24,854 in interest earned on commissions advanced to agents, as the amounts loaned are beginning to be reduced by repayments paid from policy earnings.

    Investment Services revenue decreased $722,057, or 21%, from 1999 to 2000. The decrease was generally attributable to a decrease in revenue from the sale of traditional brokerage products, with the main decrease of $506,014 being in the sales of variable insurance and annuity products. This decrease is mainly the product of the generally poor performance of the financial markets in 2000, coupled with a slightly decreasing number of sales representatives. Revenue associated with RushTrade increased $82,613.

    Corporate revenue increased $34,710, or 127%, from 1999 to 2000, mainly due to increased investment income.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                                        Year Ended December 31,
                                     ------------------------------
      Expense                           2000               1999
-------------------                  -----------        -----------
Insurance Services                   $ 1,276,784        $ 1,380,107
Investment Services                    3,491,736          3,485,539
Corporate                              1,372,865          1,436,267
                                     -----------        -----------
              Total                  $ 6,141,385        $ 6,301,913
                                     -----------        -----------

    Total expenses decreased $160,528, or 2%, from 1999 to 2000. Expenses increased $6,197 in Investment Services, but were offset by decreases of $103,323 in Insurance Services and $63,402 in the Corporate division.

    Insurance Services expenses decreased $103,323 or 7%, from 1999 to 2000. Commission expense rose $188,914 to $897,817. This is generally attributable to increased insurance revenue, but also includes the effect of restructuring certain management and sales staff compensation to include a larger variable component and a correspondingly reduced fixed salary. Compensation expense decreased $84,761 as a result of this effort. Sales lead expense decreased $98,091, printing costs decreased $31,372, office rent decreased $37,695, insurance expense decreased $26,011, and telephone expense decreased $15,009.

    Investment Services expenses increased $6,197, or 1%, from 1999 to 2000. Sales commissions decreased $677,747 to $1,633,620 generally as the result of the decrease in retail brokerage revenue combined with a lower average commission payout rate. Commission expense as a percent of commission revenue decreased from 85.3% in 1999 to 77.8% in 2000. Legal and professional fees rose from $189,489 in 1999 to $356,525 in 2000, primarily attributable to settlements. Increased RushTrade operating activity was the primary cause of increases of $100,997 in payroll expenses, $134,631 in quotation service fees, $28,773 in equipment rental charges, $89,321 in depreciation expense, and $170,765 in advertising costs.

    Corporate expenses decreased $63,402, or 4% from 1999 to 2000. Compensation and benefits decreased $93,532 to $565,407 due mainly to staff reductions, and advertising expense decreased $36,952. Insurance expense rose $51,189 to $79,065 and legal and professional fees rose $46,115 to $300,190.

Operating loss from continuing operations

The following table sets forth the components of the Company's loss from continuing operations for the periods indicated:

 Income (Loss) from                              Year Ended December 31,
Continuing Operations                          2000                  1999
---------------------                      ------------          ------------
Insurance Services                         $    305,014          $    (22,890)
Investment Services                             (31,014)              (75,262)
Corporate                                    (1,331,635)           (1,420,805)
                                           ------------          ------------
              Total                        $ (1,057,635)         $ (1,518,957)
                                           ------------          ------------

    The Company reported a loss from continuing operations of $1,057,635 for 2000, a 30% decrease from the 1999 loss of $1,518,957. The loss from continuing operations applicable to common shareholders for 2000 was $1,090,004, or ($0.27) per share (basic and diluted). For 1999, the loss from continuing operations applicable to common shareholders was $1,533,075, or ($0.47) per share (basic and diluted).

LIQUIDITY

    Cash Flows from Operating Activities. The Company had a loss from continuing operations of $1,057,635 for the year ended December 31, 2000. This amount was adjusted for non-cash expenses consisting of depreciation of $264,853, the issuance of stock options at fair value of $82,188, and stock-based compensation of $6,750. Cash flows from operating activities were reduced for the gain on sale of computer software of $772,333 and by various cash flow adjustments aggregating a net use of cash of $180,442 to yield a net cash flow used by operating activities in the amount of $1,656,619.

    Cash Flows From Investing Activities. Cash flow from investing activities during the year ended December 31, 2000 provided $743,293, primarily due to the proceeds received upon the sale of computer software of $1,500,000. Those proceeds were offset by purchases of furniture, equipment, and software totaling $756,707.

    Cash Flows from Financing Activities. During the year ended December 31, 2000, the Company raised $874,058, net of issuance costs, from the sale of Common Stock and $251,505 from the sale of preferred stock. The Company also received proceeds from notes payable totaling $131,443, mostly from financing equipment needed for RushTrade. The Company paid $76,681 as payments on notes payable, and also paid preferred stock dividends of $32,369.

    Credit Facilities and Resources. The Company's cash and cash equivalents available for operations at December 31, 2000 were $1,218,317.

    The Company believes that, except for software development costs, revenues from operations will be adequate to meet its cash needs for at least the next twelve months. Costs incurred in the further development of the Company's online trading operation are projected to be funded through a private placement of convertible preferred stock. Software development and marketing costs are anticipated to require approximately $1.7 million in additional capital during 2001.

    The Company has historically grown through acquisitions and will continue to review companies for possible acquisition. Any such future acquisitions will be financed through Company securities or new sources of funding.

MARKET RISK

    The Company markets investment securities and insurance products issued by various securities issuers and insurance companies. The issuers of these products retain all interest rate and default risk.

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

SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after January 1, 2001 with earlier application permitted. Management does not anticipate this Statement will have a material adverse impact on the consolidated financial position or the results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                                                         PAGE
                                                                                                         ----
Report of Independent Certified Public Accountants                                                        F-1
Consolidated Balance Sheet - December 31, 2000                                                            F-2
Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999                      F-3
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999 and 2000            F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999                      F-5
Notes to Consolidated financial Statements                                                                F-6

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
of Rushmore Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas Texas
March 2, 2001


                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               December 31, 2000


                                      ASSETS

Cash and cash equivalents                                                                $  1,218,317
Accounts receivable                                                                           765,734
Prepaid expenses and deposits                                                                 267,201
Property and equipment, net of accumulated depreciation                                     1,037,723
Net assets of discontinued operations                                                       3,267,574
Other                                                                                           1,486
                                                                                         ------------
                Total assets                                                             $  6,558,035
                                                                                         ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                    $    318,749
     Notes payable                                                                            169,741
     Accrued expenses & other liabilities                                                      41,588
                                                                                         ------------
                Total liabilities                                                             530,078
                                                                                         ------------

Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value, 2,000 shares
          issued and outstanding                                                               20,000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
          12,063 shares issued and outstanding                                                120,630
     Preferred stock-Series B convertible cumulative preferred stock: $10 par value;
          13,520 shares issued and outstanding                                                135,200
     Common stock-$0.01 par value, 10,000,000 shares authorized;
          4,644,253 shares issued                                                              46,443
     Additional paid in capital                                                            10,872,393
     Treasury stock-89,473 shares at cost                                                    (116,345)
     Accumulated deficit                                                                   (5,050,364)
                                                                                         ------------
                Total shareholders' equity                                                  6,027,957
                                                                                         ------------

                                                                                         ------------
                Total liabilities and shareholders equity                                $  6,558,035
                                                                                         ============


              See accompanying notes to consolidated financial statements


         RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31,

                                                               2000             1999
                                                            -----------      -----------
Revenue:
     Revenue from Insurance Services:
         Insurance policy income                            $ 1,150,661      $ 1,011,952
         Agency management fee                                  431,137          345,265
     Revenue from Investment Services:
         Commissions and fees                                 2,688,389        3,410,446
     Other                                                       62,001           27,291
                                                            -----------      -----------
            Total revenues                                    4,332,188        4,794,954
                                                            -----------      -----------
Expenses:
     Insurance Services Expenses:
         Commission expense                                     897,817          708,903
         Other insurance services expenses                       42,326          161,987
     Investment services expenses:
         Commission expense                                   1,633,620        2,311,367
         Other investment services expenses                     404,398          272,290
     General and administrative                               3,163,224        2,847,366
                                                            -----------      -----------
            Total expenses                                    6,141,385        6,301,913
                                                            -----------      -----------
            Operating loss                                   (1,809,197)      (1,506,959)
Other Income (Expense):
     Gain on sale of securities software                        772,333               --
     Interest expense                                           (20,771)         (11,998)
                                                            -----------      -----------
Loss from continuing operations                              (1,057,635)      (1,518,957)
                                                            -----------      -----------

Discontinued operations
     Loss (income) from discontinued operations, net of
         tax expense of $112,330 in 1999                       (113,086)       1,071,205
     Income from disposition of discontinued operations          21,579               --
         Loss (income) from discontinued operations             (91,507)       1,071,205
                                                            -----------      -----------
Net loss                                                    $(1,149,142)     $  (447,752)
                                                            ===========      ===========

Basic and diluted loss per share of common stock,
    continuing operations                                   $     (0.27)     $     (0.47)
                                                            ===========      ===========

Basic and diluted net loss per share of common stock        $     (0.29)     $     (0.14)
                                                            ===========      ===========

   Weighted average common shares outstanding                 4,054,050        3,266,876
                                                            ===========      ===========

   See accompanying notes to consolidated financial statements


                RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Years Ended December 31, 2000 and 1999

                                                          ADDITIONAL      RETAINED
                                     PREFERRED   COMMON     PAID IN       EARNINGS    TREASURY     OTHER
                                       STOCK      STOCK     CAPITAL       (DEFICIT)     STOCK      ITEMS        TOTAL
                                     ---------   -------  -----------   -----------   ---------   --------   -----------
Balance, January 1, 1999             $ 156,870   $30,666  $ 6,086,850   $(3,453,470)  $(116,345)  $(87,821)  $ 2,616,750
      Net loss                              --        --           --      (447,752)         --         --      (447,752)
   Unrealized losses on securities
       available for sale                   --        --           --            --          --       (758)         (758)
                                                                                                             -----------
   Comprehensive loss                                                                                           (448,510)
   Common stock issued, 125,000
       shares, net of issuance cost         --     1,250      422,388            --          --         --       423,638
   Common stock issued to purchase
      The John Vann Company for
      550,000 shares                        --     5,500    3,294,500            --          --         --     3,300,000
   Common stock issued for stock-
      based compensation,
      2,138 shares                          --        21          998            --          --     10,461        11,480
   Common stock options exercised,
      45,809 shares                         --       458       60,510            --          --         --        60,968
   Preferred stock dividends paid           --        --      (14,118)           --          --         --       (14,118)
   Stock subscriptions receivable           --        --           --            --          --     44,759        44,759
                                     ---------   -------  -----------   -----------   ---------   --------   -----------
Balance, December 31, 1999             156,870    37,895    9,851,128    (3,901,222)   (116,345)   (33,359)    5,994,967
                                     ---------   -------  -----------   -----------   ---------   --------   -----------
      Net loss                              --        --           --    (1,149,142)         --         --    (1,149,142)
   Common stock issued for stock-
      based compensation,
      5,000 shares                          --        50        6,700            --          --         --         6,750
   Common stock issued,
      821,667 shares, net of
      issuance cost                         --     8,217      844,220            --          --         --       852,437
   Stock options issued in
      litigation settlement                                    82,188                                             82,188
   Preferred stock issued,
      13,520 shares                    135,200        --      116,305            --          --         --       251,505
   Common stock options exercised,
      11,802 shares                         --       118       21,583            --          --         --        21,701
   Preferred stock dividends paid           --        --      (32,369)           --          --         --       (32,369)
   Common Stock subscriptions
       receivable                           --        --      (33,439)           --          --     33,359           (80)
   Preferred stock exchanged for
      common stock                     (16,240)      163       16,077            --          --         --            --
                                     ---------   -------  -----------   -----------   ---------   --------   -----------
Balance, December 31, 2000           $ 275,830   $46,443  $10,872,393   $(5,050,364)  $(116,345)        --   $ 6,027,957
                                     =========   =======  ===========   ===========   =========   ========   ===========

          See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For The Years Ended December 31,

                                                                                            2000                1999
                                                                                        -----------           ---------
Cash flows from operating activities:
       Loss from continuing operations                                                 $ (1,057,635)       $ (1,518,957)
       Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities
            Gain on sale of computer software                                              (772,333)                 --
            Stock-based compensation                                                          6,750              11,480
            Stock options issued in litigation settlement                                    82,188                  --
            Realized gains (net)                                                                 --              (3,933)
            Depreciation and amortization                                                   264,853             162,707
               (Increase) decrease in assets:
                 Accounts receivable                                                          8,205            (428,764)
                 Prepaid expenses and deposits                                              (63,471)             31,240
               Increase (decrease) in liabilities:
                 Accrued expenses and other liabilities                                    (125,176)            182,621
                                                                                        -----------           ---------
Net cash used in operating activities                                                    (1,656,619)         (1,563,606)
                                                                                        -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                               (756,707)            (22,914)
       Purchase of computer software                                                             --            (945,022)
       Proceeds from sale of computer software                                            1,500,000               --
       Decrease in certificates of deposit and bonds available for sale                          --             460,992
                                                                                        -----------           ---------
Net cash provided (used) in investing activities                                            743,293            (506,944)
                                                                                        -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in loans to officers and affiliate                                               --              44,759
       Proceeds from sale of Common Stock, net of offering costs                            874,058             484,606
       Proceeds from sale of Preferred Stock, net of offering costs                         251,505                  --
       Preferred Stock dividends paid                                                       (32,369)            (14,118)
       Payments on notes payable                                                            (76,681)            (41,744)
       Proceeds from notes payable                                                          131,443              96,371
                                                                                        -----------           ---------
Net cash provided in financing activities                                                 1,147,956             569,874
                                                                                        -----------           ---------

Net cash provided (used) in continuing operations                                           234,630          (1,500,676)

Net cash provided in discontinued operations                                                604,942           1,467,664

Change in cash and cash equivalents                                                         839,572             (33,012)
Cash and cash equivalents at beginning of period                                            378,745             411,757
                                                                                        -----------           ---------
Cash and cash equivalents at end of period                                              $ 1,218,317           $ 378,745
                                                                                        ===========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                           $    20,771           $  19,785
       Cash paid for income taxes                                                       $        --           $      --

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

Rushmore Securities Corporation ("Rushmore Securities"), a wholly-owned subsidiary of the Company, is registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD"). Licensed registered representatives offer clients a variety of investments, including stocks, bonds, mutual funds, variable annuities and public and private limited partnerships. Rushmore Securities is a "fully disclosed introducing broker-dealer," which means that it does not hold any customer funds or securities nor have a seat on any stock exchange. It "clears" its securities trades through Southwest Securities, Inc. and First Southwest Company, which hold customer funds and securities and execute trades for such transactions. The clearing broker-dealers receive a portion of the gross commissions as compensation for handling such transactions.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency offers life, health, and disability insurance and annuities through a network of agents. Rushmore Agency is 100% owned by D. M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency has been consolidated in the accompanying consolidated financial statements.

Rushmore Realty Advisors, Inc. ("Rushmore Realty") is a wholly owned subsidiary that was acquired from a related party, D. M. "Rusty" Moore, in April 1998 for a cash purchase price of $10. Rushmore Realty has no current operations.

(2) DISCONTINUED OPERATIONS

In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. As of December 31, 2000, all conditions were satisfied and management has committed to spin off Rushmore Investment Advisors, Inc. The disposition is scheduled to occur late in the second quarter or early in the third quarter of 2001.

In December 2000, the Company entered into a sales agreement to sell Rushmore Life Insurance Company ("Rushmore Insurance"), a subsidiary of the Company engaged in the reinsurance of the life insurance policies written by the Company's sales agents. This sales price of $266,997 represents the statutory net worth of the Rushmore Insurance at December 31, 2000.

The following table sets forth the revenue and net (loss) income from the above operations:

                                                     Year Ended December 31,
                                                 ------------------------------
            Revenue                                  2000               1999
-----------------------------                    -----------        -----------
Rushmore Advisors                                $ 2,688,311        $ 1,479,154
Rushmore Insurance                                   356,443          1,484,040
                                                 -----------        -----------
                 Total                           $ 3,044,754        $ 2,963,194
                                                 -----------        -----------

(Loss) income from operations
-----------------------------
Rushmore Advisors                                $   (45,355)       $   272,779
Rushmore Insurance                                   (67,731)           798,426
                                                 -----------        -----------
                 Total                           $  (113,086)       $ 1,071,205
                                                 -----------        -----------

The following table sets forth the assets and liabilities for Rushmore Advisors at December 31, 2000. Rushmore Insurance was sold as of December 31, 2000, and had no assets or liabilities at that date.


                                     December 31,
                                         2000
                                     ------------
           Assets
Cash & Investments                    $   17,332
Accounts Receivable                        3,904
Prepaid Expenses & Deposits               32,508
Property & Equipment, net                185,508
Goodwill, net                          3,324,031
                                      ----------
             Total Assets             $3,563,283
                                      ----------
        Liabilities
Accounts Payable                      $  193,079
Notes Payable                            102,630
                                      ----------
           Total Liabilities             295,709
                                      ----------

Net assets of discontinued operation  $3,267,574
                                      ----------

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation Policy

    The accompanying consolidated financial statements include the accounts of Rushmore Financial Group, Inc. and its subsidiaries, Rushmore Securities, Rushmore Advisors, Rushmore Insurance, Rushmore Realty, and its affiliate Rushmore Agency. All significant inter-company transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

    Company funds not currently required to fund operations are kept in liquid commercial bank accounts paying a "money market" rate of interest. These investments are reflected at cost, which approximates estimated fair value, and are considered to be cash equivalents. Interest income from these investments is recorded when earned.

 (c) Valuation of Long-lived Assets

    The Company periodically evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair market value.

(d) Recognition of Commission Revenue and Fees

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

(e) Advertising

    Costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was approximately $215,000 and $51,000 in 2000 and 1999, respectively.


(f) Equipment

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

(g) Income Taxes

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

(h) Net Loss per Common Share

    Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's outstanding stock options were exercised (calculated using the treasury stock method). Stock options to purchase common stock outstanding for the years ended December 31, 2000 and 1999 were not included in the computation of diluted loss per share because they were antidilutive.

    The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted loss per common share for the years 2000 and 1999:

                                                  Year Ended December 31,
                                                   2000            1999
                                                -----------     -----------
        LOSS FROM CONTINUING OPERATIONS
Loss from continuing operations                 $(1,057,635)    $(1,518,957)
Less dividends on preferred stock                   (32,369)        (14,118)
                                                -----------     -----------
Loss from continuing operations
     applicable to common shareholders          $(1,090,004)    $(1,533,075)
                                                ===========     ===========

Basic and diluted weighted average
    common shares outstanding                     4,054,050       3,266,876

Loss per common share, basic and diluted        $     (0.27)    $     (0.47)

 (LOSS) INCOME FROM DISCONTINUED OPERATIONS
(Loss) income from discontinued operations      $   (91,507)    $ 1,071,205

Basic and diluted weighted average
    common shares outstanding                     4,054,050       3,266,876

Net loss per common share, basic and diluted    $     (0.02)    $      0.33


                                                  Year Ended December 31,
                                                ---------------------------
                                                    2000            1999
                                                -----------     -----------
                 NET LOSS
Net loss                                        $(1,149,142)    $  (447,752)
Less dividends on preferred stock                   (32,369)        (14,118)
                                                -----------     -----------
Net loss applicable to common shareholders      $(1,181,511)    $  (461,870)
                                                ===========     ===========

Basic and diluted weighted average
    common shares outstanding                     4,054,050       3,266,876

Net loss per common share, basic and diluted    $     (0.29)    $     (0.14)

(i) Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments consist of cash and cash equivalents and notes payable. These assets and liabilities approximate their fair value due to their short maturity period.

(j) Use of Accounting Estimates

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

(k) Reclassification

    Certain 1999 balances have been reclassified to conform to the 2000 presentation.

(4) INDUSTRY SEGMENT INFORMATION

The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities offers broker dealer services and its operations have been included in the Investment Services segment. Rushmore Agency offers life, health and disability insurance and annuities and earns commissions on the sales of those products. The operations of Rushmore Agency are reported as the Insurance Services segment.

The assets of the parent company, Rushmore Financial Group, Inc., are included in the Corporate category of identifiable assets, and include primarily equipment of $99,689 (net of accumulated depreciation), cash and investments of $120,725, and accounts receivable of $571,337 (including $266,997 due on the sale of Rushmore Life Insurance Company). The expenses of the parent company are included in Corporate segment and are composed primarily of salaries, professional fees and rent relating to holding company operations.


The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization as of, or for the years ended, December 31, 2000 and 1999:

                                      December 31,
Identifiable Assets                       2000
-------------------                   -----------
Insurance Services                    $   138,995
Investment Services                     2,307,695
Corporate                                 843,771
                                      -----------
              Total                   $ 3,290,461
                                      -----------

                                     December 31,
    Capital Expenditures           2000        1999
-----------------------------    --------    --------
Insurance Services               $     --    $     --
Investment Services               729,562     902,115
Corporate                          27,145      65,821
                                 --------    --------
              Total              $756,707    $967,936
                                 --------    --------

                                     December 31,
                                 --------------------
Depreciation and Amortization      2000        1999
-----------------------------    --------    --------
Insurance Services               $     --    $    200
Investment Services               134,063      44,748
Corporate                         130,790     117,759
                                 --------    --------
              Total              $264,853    $162,707
                                 --------    --------

The following summarizes the Company's industry segment operating data for the periods indicated:

                                     Year Ended December 31,
      Revenue                          2000          1999
-------------------                 ----------    ----------
Insurance Services                  $1,581,798    $1,357,217
Investment Services                  2,688,389     3,410,446
Corporate                               62,001        27,291
                                    ----------    ----------
              Total                 $4,332,188    $4,794,954
                                    ----------    ----------

                                     Year Ended December 31,
      Expense                          2000          1999
-------------------                 ----------    ----------
Insurance Services                  $1,276,784    $1,380,107
Investment Services                  3,491,736     3,485,539
Corporate                            1,372,865     1,436,267
                                    ----------    ----------
              Total                 $6,141,385    $6,301,913
                                    ----------    ----------

                                     Year Ended December 31,
      Interest                         2000          1999
-------------------                 ----------    ----------
Insurance Services                  $       --    $       --
Investment Services                         --           169
Corporate                               20,771        11,829
                                    ----------    ----------
              Total                 $   20,771    $   11,998
                                    ----------    ----------


Income (Loss) from                   Year Ended December 31,
Continuing Operations                  2000           1999
---------------------              -----------    -----------
Insurance Services                 $   305,014    $   (22,890)
Investment Services                    (31,014)       (75,262)
Corporate                           (1,331,635)    (1,420,805)
                                   -----------    -----------
              Total                $(1,057,635)   $(1,518,957)
                                   -----------    -----------

(5) SUBSEQUENT EVENT

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies.

Chiatello & Powell, Inc., dba Northstar Financial Services, a Texas corporation engaged in business as a registered investment advisor, was purchased for 606,400 shares of the Company's restricted common stock, and is now a wholly-owned subsidiary of Rushmore Securities Corporation. As part of the acquisition transaction the firm's name was changed to Rushmore Investment Management Corporation. The transaction was accounted for as a purchase.

Dominion Agency, Inc., dba Northstar Agency, a Texas corporation engaged in the business of marketing life and health insurance products to consumers, was purchased by Mr. Dewey M. Moore, Jr. (Chief Executive Officer of the Company) because Texas insurance regulations do not permit an insurance agency to be owned by a corporation. However, pursuant to an Overhead Services Agreement all revenues and expenses of Dominion Agency are passed through to the Company as permitted by regulatory requirements. The transaction was consummated in exchange for 100,000 shares of the Company's restricted common stock.

Northstar Agency of Arizona, an Arizona corporation engaged in the business of marketing life and health insurance products to consumers, was purchased for 25,000 shares of the Company's restricted common stock, and was accounted for as a purchase. As part of the acquisition transaction, the firm's name was changed to Rushmore Agency of Arizona, Inc. The firm is now a wholly-owned subsidiary of the Company.

The Company also acquired certain assets and liabilities of Dominion Institutional Services Corporation (a Texas corporation). The purchase price of these assets and liabilities was 175,000 shares of the Company's restricted common stock.

The following table summarizes the transactions:

      Description                       Amount
------------------------              ----------
Net Assets Acquired                   $ (277,986)
Purchase price:
  906,400 shares @ $0.75                 679,800
                                      ----------
Goodwill recorded                     $  957,786
                                      ----------

(6) NET CAPITAL REQUIREMENTS

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, Rushmore Securities is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis. At December 31, 2000, Rushmore Securities had net capital of $286,204 and net capital requirements of $60,733. Rushmore Securities' ratio of aggregate indebtedness to net capital was 3.2 to
1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1.

The National Association of Securities Dealers (NASD) commenced an examination of Rushmore Securities in February 2000. The NASD's preliminary report to Rushmore Securities indicated a violation of Rule 15c3-1. The NASD has asserted that Rushmore Securities minimum net capital requirement is $250,000, which is the requirement for firms that hold customer funds. The Company



                                   Page F-11
disagrees with the NASD's position that customer funds were being held at December 31, 1999, or at any other time, and believes that the net capital requirement is $50,000. As of December 31, 2000, there had been no further correspondence with the NASD regarding this matter.

(7) CONCENTRATION RISK

At December 31, 2000, and at various other times throughout 2000, the Company had cash balances in excess of federally insured limits. Cash accounts in banks are insured for up to $100,000 by the FDIC. Two of the cash balances exceeded the insured limits by approximately $954,000 at December 31, 2000.

(8) PROPERTY AND EQUIPMENT

The principal categories of equipment are summarized as follows:

         Description                             Amount
-----------------------------                  -----------
Developed computer software                    $   646,888
Purchased software                                  78,801
Computer equipment                                 176,217
Office furniture and fixtures                      322,244
Leasehold improvements                             154,971
                                               -----------
           Total Costs                           1,379,121
                                               -----------
Less accumulated depreciation                      341,398
                                               -----------
            Net Value                          $ 1,037,723
                                               -----------

Total depreciation amounted to $262,637 and $180,104 in 2000 and 1999, respectively.

(9) PREFERRED STOCK

The Company has authorized 500,000 shares of preferred stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are three classes of Preferred Stock now outstanding totaling 27,583 shares or $275,830. These classes are:

         9% Cumulative Preferred Stock - authorized 25,000 shares, sold at $10 per share Series A Cumulative Preferred Stock - authorized 13,792 shares, sold at $10 per share Series B Convertible Preferred Stock - authorized 400,000 shares, sold at $10 per share

In 2000, the Company redeemed 1,624 shares of Series A shares by issuing 16,240 shares of its common stock. Preferred Stock has the following rights and preferences:

    DIVIDENDS. The Company will declare and pay a 9% quarterly dividend on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been missed. No dividends were in arrears at December 31, 2000 and 1999.

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


    CONVERSION. The Series B Convertible Preferred Stock is convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. Conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion.

    SINKING FUND. The 9% Cumulative Preferred Stock calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Shareholders of 9% Cumulative Preferred have entered into an agreement with the Company to waive this requirement.

(10) COMMITMENTS AND CONTINGENCIES

(a) Leases

    The Company leases its offices under operating leases that expire at various dates through 2002. The Company also leases furniture and office equipment under primarily operating leases that expire at various dates through 2004. Future minimum lease payments are as follows:

Year Ending     Future Minimum
December 31,    Lease Payments
------------    --------------
   2001           $ 297,586
   2002             149,312
   2003              39,120
   2004               5,082

    Rent expense was approximately $227,214 and $256,503 in 2000 and 1999, respectively, and is included in general and administrative expenses.

(b) Litigation

    Although the Company is engaged in legal proceedings from time to time, neither the Company nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company.

(11) INCOME TAXES

    Deferred federal income taxes were comprised of the following at December 31, 2000:

Deferred federal income tax assets:
        Accounts receivable                           $    45,294
        Accrued expenses                                   14,611
        Net operating loss carryforward                   994,004
                                                      -----------
                  Gross deferred income tax assets      1,053,909

        Valuation allowance                            (1,053,909)
                                                      -----------

                  Deferred income tax assets          $        --
                                                      -----------

    A reconciliation of expected federal income tax expense to federal income tax expense relating to continuing operations is as follows:


                                   Page F-13

                                                      2000          1999
                                                   ---------     ---------
Computed "expected" federal income tax benefits    $(359,596)    $(516,445)
        Meals & entertainment                          8,406        29,102
        Stock compensation                             2,295         3,903
        Other                                          2,539         7,896
        Change in valuation allowance                346,356       475,544
                                                   ---------     ---------

Reported federal income tax expense (benefit)      $      --     $      --
                                                   ---------     ---------

    The Company has net operating losses of approximately $3,700,000 excluding the insurance operations of Rushmore Life, which files a separate return, which may be used to offset future taxable income. These loss carryforwards expire at various dates through 2014. No tax benefit has been reported in the financial statements due to historical losses of the Company. The Company has recorded a valuation allowance to offset deferred tax benefits.

(12) STOCK OPTION PLANS

The Company has an Incentive Stock Option Plan (the "1993 Option Plan") available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. Options for a total of 249,999 shares had been granted under the plan as of December 31, 2000 and 1999. Under the Incentive Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

The Company also has a 1997 Stock Option Plan (the "1997 Option Plan") which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. Options for a total of 377,556 and 107,750 shares had been granted under the plan as of December 31, 2000 and 1999, respectively.

The Board of Directors has authorized, subject to shareholder approval, a maximum of 500,000 shares to be issued under a 2000 Stock Option Plan (the "2000 Option Plan").

The per share weighted-average fair value of stock options granted during 2000 and 1999 was $1.95 and $2.19, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 2000 - expected volatility of 105%, no dividend yield, risk-free interest rate of 5.354% and an expected life of 5.0 years; 1999 - expected volatility of 221%, no dividend yield, risk-free interest rate of 5.111% and an expected life of 5.3 years.

The Company applies APB Opinion No. 25 in accounting for its stock options granted to employees, and, accordingly, no compensation cost for employees has been recognized for stock options in the consolidated financial statements. Had the Company determined compensation cost for employees based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to the pro forma amounts indicated below:

                                                      2000              1999
                                                 -------------     -------------
  Net loss applicable to common shareholders:
     As reported                                 $  (1,181,511)    $    (461,870)
     Pro forma                                      (1,421,185)         (843,192)

  Net loss per share - basic and diluted:
     As reported                                          (.29)             (.14)
     Pro forma                                            (.35)             (.26)


Pro forma net losses reflect only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:

                                                           Weighted
                                                           Average
                                         Number of         Exercise
                                          Shares            Price
                                         ---------         --------
Balance at December 31, 1998              125,083           $ 1.79
                                          -------           ------
Granted                                   269,806             2.40
Exercised                                 (45,809)            1.33
Expired                                    (5,000)            1.75
                                          -------           ------
Balance at December 31, 1999              344,080           $ 2.32
                                          -------           ------
Granted                                   122,678             2.46
Exercised                                 (11,802)            1.85
Expired                                  (153,569)            2.61
                                          -------           ------
Balance at December 31, 2000              301,387           $ 2.26
                                          -------           ------

At December 31, 2000 and 1999, the number of options exercisable was 147,234 and 126,603 respectively; and the weighted-average exercise price of those options was $2.25 and $2.20, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000.

                                              Options Outstanding                        Options Exercisable
                                   ------------------------------------------      ----------------------------
                                                       Weighted
                                       Number           Average      Weighted          Number          Weighted
                                   Outstanding at      Remaining     Average       Exercisable at      Average
                                    December 31,     Contract Life   Exercise       December 31,       Exercise
Range of Exercise Prices                2000            (Years)       Price            2000             Price
------------------------           --------------    -------------   --------      --------------      --------
  $  1.45  to  $  1.63                  37,500           5.93         $ 1.58              21,300        $ 1.55
     1.88  to     1.92                  95,301           6.19           1.88              58,139          1.89
     2.38  to     2.50                 140,336           7.12           2.48              41,495          2.48
     3.25  to     3.50                  28,250           6.98           3.28              26,300          3.26
------------------------           --------------    -------------   --------      --------------      --------
        Total                          301,387           6.66         $ 2.26             147,234        $ 2.25
                                   --------------                                  --------------


                                   PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

    The sections entitled "Directors, Director Nominees and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2001, sets forth certain information with respect to the directors and executive officers of the Company.

ITEM 9. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2001, sets forth certain information with respect to the compensation of management of the Registrant.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2001, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2001, sets forth certain information with respect to these matters.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      **    2.1      Plan and Agreement of Merger with First Financial Life
                     Companies, Inc.

      #     2.2      Plan and Agreement of Merger with The John Vann Company

      ##    2.3      Asset Purchase Agreement - Block Trading, Inc.

      ##    2.4      Asset Purchase Agreement - Millennium Daqcom/Dallas LP

      ##    2.5      Asset Purchase Agreement - Daqcom International, LLC

      **    3.1      Articles of Incorporation, as amended

      **    3.2      Bylaws

      **    4.1      Specimen certificate for shares of Common Stock of the
                     Company

      **    4.2      Specimen certificate for shares of Preferred Stock of the
                     Company

      **    10.1.1   Employment Agreement with D. M. Moore, Jr.

      **    10.1.2   Employment Agreement with Jim W. Clark

      #     10.1.3   Employment Agreement with John A. Vann

      **    10.2.1   Modified Coinsurance Agreement with Massachusetts General
                     Life Insurance Company

      **    10.2.2   Administrative Service Agreement with Massachusetts General
                     Life Insurance Company

      **    10.2.3.  Reinsurance Agreement with Massachusetts General Life
                     Insurance Company

      **    10.2.4   National Marketing Agreement with Massachusetts General
                     Life Insurance Company

      **    10.3.1   Modified Coinsurance Agreement with Southwestern Life
                     Insurance Company

      **    10.3.2   Reinsurance Agreement with Southwestern Life Insurance
                     Company

      **    10.3.3   Administrative Service Agreement with Southwestern Life
                     Insurance Company

      **    10.4.1   National Marketing Contract with Legion Insurance Company

      **    10.5     Administrative Services Agreement between Registrant and
                     Rushmore Life

      **    10.6.1   Option Agreement regarding Rushmore Insurance Services,
                     Inc.

      **    10.6.2   Overhead Services Agreement

      **    10.7     Form of registered Representative Agreement

      **    10.8     Form of Investment Advisory Agreement

      **    10.9     Form of Affiliation Agreement with Agents

      **    10.10.1  Full Disclosed Clearing Agreement with Southwest
                     Securities, Inc.

      **    10.10.2  Fully Disclosed Clearing Agreement with First Southwest
                     Company

      **    10.11    Form of Indemnification Agreement signed with all officers and directors

      #     10.12    Voting Agreement between John A. Vann and D.M. Moore, Jr.

      ***   10.13    Letter of Agreement - Kohler-Stephens, Ltd.

      @     10.14    Loan Agreement - John A. Vann

      @     10.15    Promissory Note - John A. Vann

      @     10.16    Collateral Transfer and Security Agreement - John A. Vann

      $     10.17    Settlement Agreement with John A. Vann

      $     10.18    Stock Purchase Agreement - Spectrum Insurance

      &     10.19    Indemnity Agreement with Andover Brokerage

      &     10.20    Software Sale Agreement with Andover Brokerage

      &     10.21    Software Assignment and License Agreement with MV
                     Technologies

      +     21.1     Subsidiaries of the Registrant

+    Filed herewith

** Filed as Exhibits to Registrant's Form SB-2 registration statement, file no 333-42225, and incorporated herein by reference.

***  Filed with 10QSB dated November 12, 1999.

# Filed as Exhibits to Registrant's Form 8-K dated July 15, 1999 and incorporated herein by reference.

##   Filed with 10QSB dated August 16, 1999.

@    Filed with 10QSB dated March 31, 2000.

$    Filed with 10QSB dated June 30, 2000.

&    Filed with 10QSB dated September 30, 2000.

(b) Reports on Form 8-K

   None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RUSHMORE FINANCIAL GROUP, INC.



April 13, 2001                      By: /s/ D.M. (Rusty) Moore, Jr.
                                        ----------------------------------------
                                    D.M. (Rusty) Moore, Jr., President and
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 13, 2001                      /s/ Howard M. Stein
                                    --------------------------------------------
                                    Howard M. Stein, Controller
                                    (Principal Financial and Accounting Officer)


April 13, 2001                      /s/ Gayle C. Tinsley
                                    --------------------------------------------
                                    Gayle C. Tinsley, Secretary and Director


April 13, 2001                      Timothy J. Gardiner
                                    --------------------------------------------
                                    Timothy J. Gardiner, Director


April 13, 2001                      James Fehleison
                                    --------------------------------------------
                                    James Fehleison, Director


April 13, 2001                      /s/ Douglas W. Powell
                                    --------------------------------------------
                                    Douglas W. Powell, Director


April 13, 2001                      /s/ Max Randall Rutledge
                                    --------------------------------------------
                                    Max Randall Rutledge, Director


April 13, 2001                      William T. Fraser III
                                    --------------------------------------------
                                    William T. Fraser III, Director


April 13, 2001                      /s/ David C. Demas
                                    --------------------------------------------
                                    David C. Demas, Director


April 13, 2001                      /s/ C. Dewey Elliott III
                                    --------------------------------------------
                                    C. Dewey Elliott III, Director

                                EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-----------  -----------
**  2.1      Plan and Agreement of Merger with First Financial Life Companies, Inc.
#   2.2      Plan and Agreement of Merger with The John Vann Company
##  2.3      Asset Purchase Agreement - Block Trading, Inc.
##  2.4      Asset Purchase Agreement - Millennium Daqcom/Dallas LP
##  2.5      Asset Purchase Agreement - Daqcom International, LLC
**  3.1      Articles of Incorporation, as amended
**  3.2      Bylaws
**  4.1      Specimen certificate for shares of Common Stock of the Company
**  4.2      Specimen certificate for shares of Preferred Stock of the Company
**  10.1.1   Employment Agreement with D. M. Moore, Jr.
**  10.1.2   Employment Agreement with Jim W. Clark
#   10.1.3   Employment Agreement with John A. Vann
**  10.2.1   Modified Coinsurance Agreement with Massachusetts General Life Insurance Company
**  10.2.2   Administrative Service Agreement with Massachusetts General Life Insurance Company
**  10.2.3.  Reinsurance Agreement with Massachusetts General Life Insurance Company
**  10.2.4   National Marketing Agreement with Massachusetts General Life Insurance Company
**  10.3.1   Modified Coinsurance Agreement with Southwestern Life Insurance Company
**  10.3.2   Reinsurance Agreement with Southwestern Life Insurance Company
**  10.3.3   Administrative Service Agreement with Southwestern Life Insurance Company
**  10.4.1   National Marketing Contract with Legion Insurance Company
**  10.5     Administrative Services Agreement between Registrant and Rushmore Life
**  10.6.1   Option Agreement regarding Rushmore Insurance Services, Inc.
**  10.6.2   Overhead Services Agreement
**  10.7     Form of registered Representative Agreement
**  10.8     Form of Investment Advisory Agreement
**  10.9     Form of Affiliation Agreement with Agents
**  10.10.1  Full Disclosed Clearing Agreement with Southwest Securities, Inc.
**  10.10.2  Fully Disclosed Clearing Agreement with First Southwest Company
**  10.11    Form of Indemnification Agreement signed with all officers and directors
#   10.12    Voting Agreement between John A. Vann and D.M. Moore, Jr.
*** 10.13    Letter of Agreement - Kohler-Stephens, Ltd.
@   10.14    Loan Agreement - John A. Vann
@   10.15    Promissory Note - John A. Vann
@   10.16    Collateral Transfer and Security Agreement - John A. Vann
$   10.17    Settlement Agreement with John A. Vann
$   10.18    Stock Purchase Agreement - Spectrum Insurance
&   10.19    Indemnity Agreement with Andover Brokerage
&   10.20    Software Sale Agreement with Andover Brokerage
&   10.21    Software Assignment and License Agreement with MV Technologies
+   21.1     Subsidiaries of the Registrant

+    Filed herewith

** Filed as Exhibits to Registrant's Form SB-2 registration statement, file no 333-42225, and incorporated herein by reference.

***  Filed with 10QSB dated November 12, 1999.

# Filed as Exhibits to Registrant's Form 8-K dated July 15, 1999 and incorporated herein by reference.

##   Filed with 10QSB dated August 16, 1999.

@    Filed with 10QSB dated March 31, 2000.

$    Filed with 10QSB dated June 30, 2000.

&    Filed with 10QSB dated September 30, 2000.