Form 10KSB40/A
period 2000-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2001-04-30
CIK 884892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB / A

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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   -------

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


Transitional Small Business Disclosure Format (check one):

                  YES [X]                               NO [ ]

================================================================================

This Amendment No. 1 to Form 10-KSB for Rushmore Financial Group, Inc., a Texas Corporation (the "Company"), for the year ended December 31, 2000, is being filed to disclose the information required by Part III of the Company's 2000 Form 10-KSB.


                                    PART III


ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

         The following table provides information as of March 1, 2001, with respect to each of the Company's directors, officers, and certain key employees of the Company as well as their respective ages and positions are as follows:


                                   MANAGEMENT


                                                                                             SERVED AS EXECUTIVE
                                                                                             OFFICER, DIRECTOR OR
      NAME                         AGE                  POSITION                              KEY EMPLOYEE SINCE
      ----                         ---                  --------                             --------------------
D. M. (Rusty) Moore, Jr.            51         Chairman, Chief Executive Officer                    1990
                                                 and President
Gayle C. Tinsley                    70         Vice Chairman, Chief Operating Officer               1998
                                                 and Director
C. Dewey Elliott, III               53         Executive Vice President and Director                2001
Douglas W. Powell                   60           Chief Executive Officer of Rushmore                2001
                                               Securities Corporation and Director
David C. Demas                      35         Director                                             2000
James M. Fehleison                  42         Director                                             1998
William Thomas Fraser, III          53         Director                                             2000
Timothy J. Gardiner                 46         Director                                             1997
Max Randall Rutledge                51         Director                                             2001
James Matthew Mills                 31         Chief Operating Officer and                          2001
                                                 Chief Compliance Officer of Rushmore
                                                 Securities Corporation
Robert A. Shuey, III                46         Managing Director of Corporate Finance               2001
Russell S. Tarbett                  34         National Sales Director of Rushmore                  2001
                                                  Securities Corporation
Jack D. Williams                    64         President of Rushmore Insurance Services, Inc.       1999
Andrew B. Hayes                     30         Managing Director of RushTrade                       1999
Howard M. Stein                     52         Controller                                           1995
Richard K. Rainbolt                 37         Director of Technology, RushTrade                    2000
John H. Moore, III                  29         Director of Information Systems                      1998
Gregory H. Gomes                    53         Director of Insurance Operations                     1998
James R. Webb, III                  58         Director of RushQuote                                2000



         D. M. (RUSTY) MOORE, JR., is the primary founder and Chief Executive Officer of Rushmore Financial Group, Inc. and has been President since its formation in 1990. Mr. Moore is a 25-year veteran of the insurance and investment industry. He formerly served as Branch Manager, Regional Vice President, Senior Vice President and

National Sales Director, and received numerous awards for outstanding sales management performance with Primerica Financial Services, now a division of CitiGroup. He is a 1971 graduate from S.M.U. with a B.B.A. in Marketing.

         GAYLE C. TINSLEY has served as a Director since April 1998 and Vice Chairman and Chief Operations Officer since 1999. He has more than 30 years of senior management experience with high tech companies ranging in size from startup to Fortune 500 Corporations. Prior to joining Rushmore, his responsibilities have included the hands-on management of multiple key business functions in computer, office products, and telecommunications companies. Among his most prominent achievements is the development of the Automated Teller Machine now widely used around the world as an indispensable standard in the banking industry. Prior to joining Rushmore, he served as a consultant to small businesses in the areas of business and marketing plan development and capital funding. He has held several other positions as Vice President of Sales, Marketing and Technical Services of VMX Corporation, and a former President and Chief Executive Officer of Docutel/Olivetti Corporation and has held management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation. He began his career with IBM and spent ten years in various branch office, district, and region management positions. He received both his B.S. and Master's Degrees from East Texas State University.

         C. DEWEY ELLIOTT, III has served as Executive Vice President for Marketing and Business Development since January 2001. Prior to joining Rushmore, he was a founder and served as President of Northstar Financial Group. Previously, he served as President of The Dominion Companies from 1986 to 1998. In May 1999, the SEC suspended Mr. Elliott from association with any broker/dealer in any capacity for three months and in any supervisory position for six months for failing to adequately supervise Dominion's activities. Since 1976, he has consulted on a variety of individual and corporation financial and management issues. Mr. Elliott has held positions with Merrill Lynch, he was a senior consultant with Harbridge House, Inc., a Boston based firm, and served client companies including General Electric, Raytheon, Rolls-Royce, and Daimler-Benz on issues of marketing and management. In addition, he consulted to TRW, Inc., Lockheed and the Department of Defense on matters of financial and logistics management. Prior to 1976, he served on active duty with the Navy, including two tours to Vietnam. He is a 1970 graduate of the U. S. Naval Academy with a B.S. in aeronautical engineering and holds a MBA.

         DOUGLAS W. POWELL has served as Chief Executive Officer of Rushmore Securities Corporation since January 2001. Prior to joining Rushmore, he was a founder of Northstar Financial Group and served as the Chairman and Chief Executive Officer. From 1976 to 1981, he served as President of Direction One, Inc. and from 1972 to 1976, he served as Assistant to the President of Systems Resources, Inc. (a provider of data processing services to the financial and insurance industries). From 1970 to 1972, he was affiliated with Electronic Data Systems where he consulted to the New York Stock Exchange, American Airlines and numerous Blue Cross and Blue Shield organizations. Since the inception in 1981 of Dominion Companies, he has served as Chairman and Chief Executive Officer. In May 1999, the SEC suspended Mr. Powell from association with any broker/dealer in any capacity for three months and in any supervisory position for six months for failing to adequately supervise Dominion's activities. He is a graduate of the U.S. Naval Academy and served eight years in the U.S. Air Force, attaining the rank of Captain.

         DAVID C. DEMAS has served as a Director of the Company since June 2000. Mr. Demas is a Founding Partner and has served as a Managing Partner for First Midwest Insurance Group, Inc. since 1992. He is responsible for the management and business development of more than 150 business and 1,500 individual customers. Agency scope includes property and casualty, life and health insurance and investments. From 1995 to present Mr. Demas served as a Business Development Manager for WinkComm. From 1992 to 1995 Mr. Demas was a founding partner of Advanced Integrated Systems, Inc. Mr. Demas has a B.S. in Finance from Indiana University.

         JAMES M. FEHLEISON, CPA has served as a Director of the Company since April 1998. He is currently serving as the Chief Financial Officer for Americredit. Prior to this position, he served as the Chief Financial Officer of First Southwest Holdings, Inc. He has also served as the Chief Financial Officer of the corporate services division of Fidelity Investments and as the Senior Vice President and Controller of Rauscher Pierce Refsnes, Inc. He is a Certified Public Accountant and graduated Magna Cum Laude from Texas Tech University with a B.B.A. in Accounting.

         WILLIAM THOMAS FRASER, III has served as a Director of the Company since May 2000. He currently serves as the Principal and Chief Executive Officer of Hartford Mortgage Services, Inc., whose business includes acting as an exclusive managing agent for residential mortgage operations for the Share Plus Federal Credit Union, serving employees of Kentucky Fried Chicken, Pizza Hut, Taco Bell, Frito-Lay, Inc. and other PepsiCo Companies. He has 29 years in the business community in finance and real estate, including senior management and directorships of suburban banks and principal/owner of a residential mortgage company. Mr. Fraser received his

B.B.A and M.B.A. from Southern Methodist University and has attended various schools of banking, mortgage banking, real estate appraisal and marketing.

         TIMOTHY J. GARDINER has served as a Director of the Company since April 1997. He has over 16 years of experience in financial planning and has worked exclusively with the health professional community. He formerly served as a Regional Director of Managed Economics for Doctors, Inc.; a company engaged in financial planning for members of the medical profession. His practice has focused on providing doctors a comprehensive financial planning profile with emphasis on the doctor's current financial resources, objectives, and planning possibilities, federal income taxation, investment strategies, practice structure, qualified and nonqualified retirement plans, insurance coverages, wills and trusts, estate taxation and potential practice sales possibilities. Mr. Gardiner has served on numerous boards, including Managed Economics for Doctor's (MED), The Colorado Chapter of the Neurofibromatosis Foundation, The National Neurofibromatosis Foundation, and The West Jeff Junior Baseball Association. Mr. Gardiner received an Associate of Arts Degree from Marymount College and a Bachelor of Arts Degree in Political Science with minors in History and Economics from Florida Atlantic University.

         MAX RANDALL RUTLEDGE is founder and has served as President of Sky Hawk since 1981. He has over 20 years of experience in the transportation industry. He holds a B.B.A. from Southern Methodist University and a M.B.A. from the University of North Texas.

         HOWARD M. STEIN, CPA, has served as Controller since February 1995. He first entered the financial services profession in 1975, and in this field has held positions as staff accountant, Supervisor of Planning and Forecasting, Accounting Department Manager, Controller, and Chief Financial Officer. Prior to joining Rushmore, he was a Division Controller for First Gibraltar Bank and Chief Financial Officer for FTS Life Insurance Agency, Inc. He graduated from the University of Texas at Austin with a degree in Accounting, and is a Certified Public Accountant.

         JAMES MATTHEW MILLS has served as Chief Operating Officer and Chief Compliance Officer of Rushmore Securities Corporation. Prior to joining Rushmore, Mr. Mills Served as ACAT Manager for Southwest Securities Group where he managed three supervisors and 35 employees. Formally, Mr. Mills worked for H.D. Vest Financial Services, Inc. where he served as Brokerage Operations Manager. Mr. Mills was responsible for the day to day management of three departments, which included three supervisors and 30 employees. Prior to that position with H. D. Vest, Mr. Mills served as Senior Compliance Examiner, where he directly managed 1,000 independent contractor registered representatives. Mr. Mills holds security licenses as a Registered Options Principal (Series 4), Registered Representative (Series 7), NYSE Branch Manager (Series 12), General Securities Principal (Series 24), Municipal Securities Principal (Series 53), Texas Securities Registration (Series 63), and Registered Investment Advisor (Series 65). Mr. Mills also holds a B.B.A. in Sports Administration from Simpson College.

         ROBERT A. SHUEY, III has served as Managing Director of Corporate Finance since January 2001. Prior to joining Rushmore, he was the Managing Director of Institutional Equity Corporation and CEO of Institutional Equity Holdings, Inc. from January 1999 until December 2000. From September 1997 until December 1998, he was Managing Director of Tejas Securities Group, Inc. From October 1996 to September 1997, he was an Investment Banker with National Securities Corporation. From March 1995 to October 1996, He was an Investment Banker with Centex Securities Incorporated. Since October 1997, he has completed eleven Public Offerings as Lead or Co-manager raising over $86,000,000. He serves on the Board of Directors of the National Investment Bankers Association; Rampart Capital Corporation (RAC); Transnational Financial Corporation (TFN); Agility Capital Corporation (ABDN) and Streamedia Communications, Inc. (SMIL). Mr. Shuey holds securities licenses as a Registered Representative (Series 7), a General Securities Principal (Series 24), and Texas Securities Registration (Series 63). He received is B.B.A. in Finance and Economics from Babson College in 1976.

         RUSSELL S. TARBETT has served as the National Sales Director and Chief Marketing Officer for Rushmore Securities Corporation since January of 2001. Prior to Joining Rushmore, he served as the President of Northstar Securities, Inc. from October 1999 after successfully building the firm as the National Sales Manager and Vice President of Marketing since 1998. Previous to this he was Vice President of Investments with Southwest Securities and was Vice President and Branch Manager of Powell & Satterfield in Dallas, Texas. His career originated with Dean Witter in 1989 where he successfully built a retail business while receiving national recognition and served as Associate Vice President. He received his B.B.A. in Marketing from Texas Tech University in Lubbock, Texas. He holds a Series 7 (General Securities Representative), Series 63 (State Blue-sky Examination), Series 24 (General Securities Principle), Series 53 (Municipal Securities Principal), Series 4 (Options Principal), Series 3 (National Futures & Commodity) and Group I (Life and Health Insurance) Licenses.

         JACK D. WILLIAMS has served as President of Rushmore Insurance Services, Inc., since July 1999. Prior to joining Rushmore, he was a Principal of National Insurance Marketing Company. He has been a Marketing Officer with several life insurance companies, including the office of Vice President of Marketing with Southland Life Insurance Company, a subsidiary of ING, U.S.

         ANDREW B. HAYES has served as the Managing Director of RushTrade.com since March 1999. Prior to joining Rushmore, he served as a Branch Manager of the Dallas office, General Securities Principal and Vice President of Options Trading with Summit Trading, Inc. During his time at Summit Trading he managed a staff of 6 trading and customer support individuals and 40 professional traders. In addition, he managed several projects to implement new electronic trading technologies. Previously, he was Branch Manager and General Securities Principal of Block Trading, Inc.'s Dallas office. He opened the Dallas branch office and managed a staff of electronic trading support employees and expanded the office from 1 to 30 professional investors and traders. During his employment he managed numerous projects to address new technological and regulatory changes in the securities industry. In addition, he was involved in the testing and development of trading software utilizing direct access trading and real time Level II quote data. Prior to his employment with Block Trading, Inc., he served as an Assistant Branch Manager and Registered Representative with Cornerstone Securities, Inc. While at Cornerstone Securities he opened the Dallas branch office and was instrumental in its growth from 2 to 40 professional traders and from 3 to 9 trading support employees. He holds multiple securities industry licenses including Series 24 (General Securities Principal), 55 (Equity Trader), 4 (Registered Options Principal), 7 (General Securities Representative) and 63 (State Examination).

         RICHARD K. RAINBOLT has served as Director of Software Development of Rushtrade.com since September 1999. His personal experience in the technology field is both diverse and extensive. With a total of over 20 years experience with personal computers and hardware design, he has seen the personal computer revolution from its early development to present. In that time period he has designed several products, for both the consumer and commercial markets. Mr. Rainbolt's presence in product development has been "end-to-end", that is from the beginning concept stages through to product release and support. He has worked on a diverse range of products and technologies, ranging from new Internet technologies and Windows applications to Point-of-Sales terminals, consumer Satellite Receivers and Space Station science payload controllers. Mr. Rainbolt has also served as an engineering consultant to: NASA, Schlumberger, TEC, Ensoniq, Southwest Energy Controls, Union Pacific RR, Weathermatic Controls, Pande Resources and others.

         JOHN H. MOORE, III has served as the Director of Information Systems since May 1998. He has more than 10 years experience in the consulting and financial industries. Prior to joining Rushmore, he served as a consultant for Ernst & Young in San Francisco, California and Cheshier and Fuller Inc., PC, in Dallas, specializing in accounting software systems. His experiences include designing and implementing internal networks, Internet connectivity and enterprise-wide electronic mail systems. He has managed numerous information systems groups and has been responsible for sales and support of accounting packages, numerous systems development projects and several hardware and software standardization projects. In addition, he has managed several package integration projects, including the evaluation, selection and implementation of a large National Human Resources department to automate firm-wide recruiting process and has analyzed and implemented a medium-sized airline's accounting system. He has also designed, developed and implemented the reporting system for a medium-sized bank and has also lead teams on a nation-wide Year 2000 engagement as well as Rushmore's Year 2000 project. He is a graduate of the University of Texas at Arlington with a Bachelor of Business Degree in Accounting.


         GREGORY H. GOMES has served as the Director of our Insurance Agency since October 1998. He is responsible for state insurance licensing, agent licensing and contracting, insurance company appointments, new business flow, agent payroll questions, maintaining insurance supplies and related forms, maintaining training manuals, agent training, and compliance. Prior to joining Rushmore, he was a sales representative and the director of training for Career Partners Division of Rushmore. He is a graduate of the University of California, Santa Barbara with a Bachelor of Arts in Political Science, former officer in the U.S. Army, and prior to joining Rushmore, he was a 25-year veteran of the insurance industry as an Underwriter, Branch Manager, Managing General Agent, Regional Vice President, and Senior Vice President of several companies.

         JAMES R. WEBB, III, RHU, has served as the Director of RushQuote since September 2000. Prior to joining Rushmore, he was the Principal of J. R. Webb & Associates, Ltd. He has served as the President and Chief Executive Officer of CFC Insurance, Inc., has served as the Senior Vice President of Sales for SW Group, and Vice President of Honolulu Mortgage Company. He has over 26 years in the insurance and finance industry and has held various management positions with Southland Life Insurance Company, American Founders Life Insurance Company, Hawaiian Life Insurance Company, Ltd., and Commonwealth Mortgage Assurance Company. He has received numerous sales and management awards including a Life and Qualifying membership in the Leading Producers Roundtable and Multimillion Dollar Producer. He is a Registered Professional Health and Disability Underwriter. He is a former big eight scholarship football player and coach and holds a M.S. in Administration and Education and a B.S. in Education from Oklahoma State University.

ITEM 9. EXECUTIVE COMPENSATION

Compensation of Directors

         The Company does not provide additional compensation to Directors who are employed by RFGI, but pays each non-employee, independent director a fee of $500 for each Board meeting attended, and automatically grants to each non-employee director non-qualified stock options for 10,000 shares of common stock per year.

Executive Compensation

         The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2000, 1999, and 1998, and the number of options granted, to the Chief Executive Officer of the Company and each other executive officer of the Company whose total cash compensation for the fiscal year ended December 31, 2000 exceeded $100,000:




                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION-
                                                                                        SECURITIES
                                                                                     UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION         YEAR        SALARY      BONUS (1)    OTHER (2)     OR WARRANTS
---------------------------      ----------   ----------   ----------   ----------   ------------------
D.M. (Rusty) Moore, Jr                 2000   $  175,000   $        0        3,713               10,000
Chief Executive Officer                1999      138,000            0       73,212               29,972
                                       1998      148,003            0       79,265                    0

Gayle C. Tinsley                       2000      132,000            0            0               15,000
Chief Operating Officer                1999       36,000            0            0               12,000

John A. Vann                           2000      391,667       46,812       61,564                    0
President, Rushmore                    1999       49,833       25,643       26,027                    0
Investment Advisors, Inc.


----------

(1) Performance bonus for division profitability

(2) Commissions paid for the sale of securities and insurance

                             OPTION/SAR GRANT TABLE
                 (OPTION/WARRANT/SAR GRANTS IN LAST FISCAL YEAR)


         Name                  Number of      Percent of Total        Exercise    Market Price    Expiration
                               Securities      Option/Warrant         or Base      on Date of        Date
                               Underlying        Granted to            Price      Grant ($/Sh)
                               Options or     Employees in Fiscal     ($/Sh)
                                Warrants            Year
                                Granted
------------------------------------------------------------------------------------------------------------
D.M. (Rusty) Moore, Jr.          10,000             8.87%             $ 2.500       $ 2.500          3/6/08

Gayle C. Tinsley                 15,000            13.31%               2.500         2.500          3/6/08





          AGGREGATED OPTION/WARRANT/GRANT/SAR EXERCISES IN LAST FISCAL
                YEAR AND FY-ENDED OPTION/WARRANT/GRANT/SAR VALUE


                                                                   Number of Securities         Value of Unexercised
                                                                 Underlying Unexercised        In-The-Money Options
                                                               Options/Warrants/Grants/SARs     /Warrants/Grants/ SARs
                                                                        at 2000                      at 2000
                                                                       FY-End #                       FYE $
              Name                   Shares
                                  Acquired on      Values
                                    Exercise      Realized     Exercisable/ Unexercisable          Exercisable/
                                       #             $                                           Unexercisable
-------------------------------------------------------------------------------------------------------------------
D.M. (Rusty) Moore, Jr.                0            $ 0                  15,576                       $ 0
                                                                         31,479                         0

Gayle C. Tinsley                       0              0                  19,500                         0
                                                                         12,500                         0

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 2001 for (1) each person known by the Company to own beneficially 5% or more of the Common Stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK


                                                                                      PERCENTAGE
      NAME                       NOTE(S)                      SHARES                   OF CLASS
      ----                       -------                      ------                   --------
D. .M. (Rusty) Moore, Jr.        (1),(14)                    647,941                      11.4%
John A. Vann                     (2),(14)                    597,405                      10.8%
Gayle C. Tinsley                 (5)                         102,000                       1.8%
C. Dewey Elliott, III            (8)                         428,200                       7.7%
Douglas W. Powell                (8)                         428,200                       7.7%
David C. Demas                   (11)                        176,666                       3.2%
James M. Fehleison               (7)                          22,500                       0.4%
William Thomas Fraser, III       (6)                          22,600                       0.4%
Timothy J. Gardiner              (3)                          35,174                       0.6%
Max Randall Rutledge             (4)                          10,000                       0.2%
Howard M. Stein                  (10)                         50,625                       0.9%
James Matthew Mills              (4)                          25,000                       0.4%
Robert A. Shuey, III             (4)                          50,000                       0.9%
Russell S. Tarbett               (4)                          50,000                       0.9%
Jack D. Williams                 (12)                         15,000                       0.3%
Andrew B. Hayes                  (4)                          52,000                       0.9%
Richard K. Rainbolt              (4)                          30,000                       0.5%
John H. Moore, III               (9)                          59,500                       1.1%
Gregory H. Gomes                 (4)                           1,500                       0.0%
James R. Webb                                                     --                        --
All executive officers
and directors as a group        (13)                       2,812,403                      45.7%
(20 persons)

----------

(1) Includes options to purchase 147,055 shares of common stock, 20,000 shares held as joint tenants with Mr. Moore's father and 7,629 shares held of record by Mr. Moore's wife.

(2) Includes 47,405 shares as contingent consideration due under certain conditions contained in The John Vann Company purchase agreement.

(3)      Includes options to purchase 13,204 shares of common stock.

(4)      Consists of options to purchase common stock.

(5)      Includes options to purchase 82,000 shares of common stock.

(6)      Includes options to purchase 12,500 shares of common stock.

(7)      Includes options to purchase 17,500 shares of common stock.

(8)      Consists of shares held by entities controlled by Mr. Elliott and Mr.
         Powell.

(9)      Includes options to purchase 42,500 shares of common stock.

(10)     Includes options to purchase 43,125 shares of common stock.

(11) Includes options to purchase 10,000 shares of common stock and 166,667 shares of common stock owned by a corporation controlled by Mr. Demas.

(12)     Includes options to purchase 14,000 shares of common stock.

(13)     Includes options to purchase 587,475 shares of common stock.

(14) In connection with the Investment Advisor spin-off, Mr. Moore and other key employees will acquire Mr. Vann's common stock.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

         D. M. (Rusty) Moore, Jr., the Company's President and Chief Executive Officer, owns 100% of Rushmore Agency, due to provisions of the Texas Insurance Code that prohibit ownership of life insurance agencies by corporations. Pursuant to an agreement between Mr. Moore and the Company, Rushmore administers all activities of the agency, and all revenues and expenses of the agency are passed through to the Company. Mr. Moore has also granted the Company an irrevocable option for the Company to appoint any other qualified person to acquire Rushmore Agency on its behalf.

         On August 27, 1999 the Company agreed to loan John A. Vann ("Vann") the sum of $360,000. Mr. Vann is Chief Executive Officer of Rushmore Investment Advisors, Inc. and Chief Investment Officer of Rushmore Financial Group, Inc. The principal amount of the loan is being advanced in monthly increments of $30,000 that bear interest at 9%. Principal is due eighteen months from the date of the note. Interest is due in two installments, twelve and eighteen months from the date of the note. The note is secured by 500,000 shares of common stock of the Company. The outstanding balance at March 31, 2001 was $280,319.

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



                                       RUSHMORE FINANCIAL GROUP, INC.




April 30, 2001                         By: /s/ D.M. (Rusty) Moore, Jr.
                                          ------------------------------------
                                       D.M. (Rusty) Moore, Jr., President and
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)