Form 10QSB
period 2001-03-31
RUSHMORE FINANCIAL GROUP INC
filed 2001-05-15
CIK 884892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                   75-2375969
         -----------------------          --------------------------------------
        (State of Incorporation)          (I. R. S. Employer Identification No.)

                5000 Quorum Drive, Suite 620, Dallas, Texas 75240
                ------------------------------------------------
                                  972-450-6000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001: 5,550,653 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes      No XXX
                                     ----    ----

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


              RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                              (UNAUDITED)
                                                                                MARCH 31,        DECEMBER 31,
                                  ASSETS                                          2001               2000
                                                                              ------------       ------------

Cash and cash equivalents                                                     $    214,242       $  1,218,317
Accounts receivable                                                              1,005,418            765,734
Prepaid expenses and deposits                                                      303,346            267,201
Property and equipment, net of accumulated depreciation                          1,532,142          1,037,723
Net assets of discontinued operations                                            3,213,300          3,267,574
Goodwill                                                                         1,102,843              1,486
                                                                              ------------       ------------
                Total assets                                                  $  7,371,291       $  6,558,035
                                                                              ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                         $  1,127,334       $    318,749
     Notes payable                                                                 248,881            169,741
     Accrued expenses & other liabilities                                          165,920             41,588
                                                                              ------------       ------------
                Total liabilities                                                1,542,135            530,078
                                                                              ------------       ------------

Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value,
          2,000 shares issued and outstanding at March 31, 2001 and                 20,000             20,000
          December 31, 2000
     Preferred stock-Series A cumulative preferred stock, $10 par value;
          12,063 shares issued and outstanding at March 31, 2001 and               120,630            120,630
          December 31, 2000
     Preferred stock-Series B convertible cumulative preferred stock:
          $10 par value; 13,520 shares issued and outstanding at                   135,200            135,200
          March 31, 2001 and December 31, 2000
     Common stock-$0.01 par value, 10,000,000 shares authorized;
          5,550,653 shares issued at March 31, 2001; 4,644,253 shares               55,507             46,443
          issued at December 31, 2000
     Additional paid in capital                                                 11,526,160         10,872,393
     Treasury stock-89,473 shares at cost                                         (116,345)          (116,345)
     Accumulated deficit                                                        (5,911,996)        (5,050,364)
                                                                              ------------       ------------
                Total shareholders' equity                                       5,829,156          6,027,957
                                                                              ------------       ------------

                                                                              ------------       ------------
                Total liabilities and shareholders equity                     $  7,371,291       $  6,558,035
                                                                              ============       ============


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000


                                                                 2001               2000
                                                             ------------       ------------
Revenue:
     Revenue from Insurance Services:
        Insurance policy income                              $    167,982       $    353,263
        Agency management fee                                      88,661            112,413
     Revenue from Investment Services:
        Commissions and fees                                    1,181,403            780,526
     Other                                                         22,851              7,604
                                                             ------------       ------------
           Total revenues                                       1,460,897          1,253,806
                                                             ------------       ------------
Expenses:
     Insurance Services Expenses:
        Commission expense                                        110,526            260,142
        Other insurance services expenses                          12,893             18,321
     Investment services expenses:
        Commission expense                                        841,346            491,561
        Other investment services expenses                        182,007            107,347
     General and administrative                                 1,114,053            927,707
                                                             ------------       ------------
           Total expenses                                       2,260,825          1,805,078
                                                             ------------       ------------
           Operating loss                                        (799,928)          (551,272)
Other Income (Expense):
     Interest expense                                              (7,430)            (8,082)
                                                             ------------       ------------
Loss from continuing operations                                  (807,358)          (559,354)
                                                             ------------       ------------

Discontinued operations
     Loss (income) from discontinued operations, net of
        tax benefit of $20,657 in 2000                            (54,274)           110,993
                                                             ------------       ------------
Net loss                                                     $   (861,632)      $   (448,361)
                                                             ============       ============

Basic and diluted loss per share of common stock,
    continuing operations                                    $      (0.16)      $      (0.15)
                                                             ============       ============

Basic and diluted net loss per share of common stock         $      (0.17)      $      (0.12)
                                                             ============       ============

   Weighted average common shares outstanding                   5,159,047          3,710,324



          See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,


                                                                           2001               2000
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Loss from continuing operations                                   $  (807,358)      $  (559,354)
      Adjustments to reconcile loss from continuing operations
        to net cash used in operating activities
          Expenses paid by issuance of common stock                              --            82,238
          Depreciation and amortization                                      51,966            73,627
          CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECT
             OF THE NORTHSTAR ACQUISITION IN 2001:
             (Increase) decrease in assets:
               Accounts receivable                                         (229,390)          (45,777)
               Prepaid expenses and deposits                                (33,413)         (121,067)
             Increase (decrease) in liabilities:
               Accrued expenses and other liabilities                       353,581           (41,686)
                                                                        -----------       -----------
Net cash used in operating activities                                      (664,614)         (612,019)
                                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                (344,516)           14,318
      Sale of equity securities available for sale                               --            50,000
      Cash received on purchase of Northstar companies                       11,047
                                                                        -----------       -----------
Net cash (used) provided by investing activities                           (333,469)           64,318
                                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of Common Stock, net of offering costs              (6,200)           89,344
      Proceeds from sale of Preferred Stock, net of offering costs               --           200,000
      Preferred Stock dividends paid                                        (10,769)           (3,530)
      Payments on notes payable                                             (42,479)          (30,311)
      Proceeds from notes payable                                            53,456                --
                                                                        -----------       -----------
Net cash (used) provided by financing activities                             (5,992)          255,503
                                                                        -----------       -----------

Net cash used in continuing operations                                   (1,004,075)         (292,198)

Net cash provided by discontinued operations                                     --            76,981

Change in cash and cash equivalents                                      (1,004,075)         (215,217)
Cash and cash equivalents at beginning of period                          1,218,317           378,745
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $   214,242       $   163,528
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                            $     5,370       $     8,082
      Cash paid for income taxes                                        $        --       $        --



          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of December 31, 2000, included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the accompanying consolidated financial statements.


2. Subsequent Event

On May 11, the Company announced a strategic alliance with Investscape, Inc., a West Bloomfield, Michigan securities dealer, to jointly complete the roll-out of RushTrade, the Company's direct access online trading system.

Certain of Investscape's principals have invested $500,000 in Rushmore to acquire 1,000,000 shares of RFGI common stock. Investscape also agreed to act as a placement agent for Rushmore's current private placement of Series C Convertible Preferred Stock. Within 30 days, the parties will enter into a License Agreement for Investscape to market RushTrade on favorable terms to its customers and traders.

Additionally, two Investscape affiliates will be appointed to Rushmore's Board of Directors.

The Companies will then spend the next several months exploring issues related to a combination of the two companies. Rushmore has an option to acquire Investscape and its parent S&L Holdings, Ltd., upon receipt of Rushmore shareholder approval, for a purchase price consisting of 1,100,000 shares of RFGI common stock and five-year warrants for up to 2,000,000 additional shares. Exercisability of the warrants will be tied to the price of the Company's common stock, in four blocks of 500,000 warrants each becoming exercisable as the stock price reaches $2.00, $3.00, $4.00, and $5.00 respectively.

3. Industry Segment Information

The following summarizes the Company's identifiable assets by industry segment as of March 31, 2001 and December 31, 2000:



Identifiable Assets          2001               2000
-------------------      ------------      ------------
Insurance Services       $    147,068      $    408,344
Investment Services         2,719,490         1,400,306
Corporate                   1,291,433           713,910
                         ------------      ------------
       Total             $  4,157,991      $  2,522,560
                         ============      ============

The following summarizes the Company's industry segment operating data for the periods indicated:



      Revenue
--------------------      Three Months Ended March 31,
                             2001              2000
                         ------------      ------------
Insurance Services       $    256,643      $    465,676
Investment Services         1,181,403           780,526
Corporate                      22,851             7,604
                         ------------      ------------
       Total             $  1,460,897      $  1,253,806
                         ============      ============


      Expense
--------------------       Three Months Ended March 31,
                             2001               2000
                         ------------      ------------
Insurance Services       $    232,842      $    375,675
Investment Services         1,552,878           972,313
Corporate                     475,105           457,090
                         ------------      ------------
       Total             $  2,260,825      $  1,805,078
                         ============      ============



     Interest
--------------------      Three Months Ended March 31,
                            2001             2000
                         ------------      ------------
Insurance Services       $         --      $         --
Investment Services                --                --
Corporate                       7,430             8,082
                         ------------      ------------
       Total             $      7,430      $      8,082
                         ============      ============


Income (Loss) from
Continuing Operations
--------------------      Three Months Ended March 31,
                            2001                2000
                         ------------       ------------
Insurance Services       $     23,801       $     90,001
Investment Services          (371,475)          (191,787)
Corporate                    (459,684)          (457,568)
                         ------------       ------------
       Total             $   (807,358)      $   (559,354)
                         ============       ============

4. Acquisition

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

The following table summarizes the transactions:


      Description                 Amount
---------------------         ------------
Purchase price:
  906,400 shares @ $0.75           679,800
Net Assets Acquired           $   (433,979)
                              ------------

Goodwill recorded             $  1,113,779
                              ============


5. Discontinued Operations

In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. As of December 31, 2000, all conditions were satisfied and management committed to spin off Rushmore Investment Advisors, Inc. The disposition is scheduled to occur late in the second quarter or early in the third quarter of 2001.

The following table sets forth the assets, liabilities, revenue, and net (loss) income for Rushmore Advisors at March 31, 2001.


              Assets                     March 31, 2001
----------------------------             --------------
Cash & Investments                        $     21,716
Accounts Receivable                             22,882
Prepaid Expenses & Deposits                     32,508
Property & Equipment, net                      173,475
Goodwill, net                                3,262,475
                                          ------------
           Total Assets                   $  3,513,056
                                          ------------

           Liabilities
----------------------------
Accounts Payable                          $    203,346
Notes Payable                                   96,410
                                          ------------
        Total Liabilities                      299,756
                                          ------------

                                          ------------
Net assets of discontinued operation      $  3,213,300
                                          ============


Revenue                                   $    598,116

(Loss) from operations                    $    (54,274)


The financial data relating to Rushmore Advisors and Rushmore Insurance is classified as discontinued operations for all periods presented.

6. Loss Per Share

Loss per share for the periods indicated are as follows:


                                                    Three Months Ended March 31,
   LOSS FROM CONTINUING OPERATIONS                    2001                2000
-------------------------------------------       ------------       ------------
Loss from continuing operations                   $   (807,358)      $   (559,354)
Less dividends on preferred stock                      (10,769)            (3,530)
                                                  ------------       ------------
Loss from continuing operations
     applicable to common shareholders            $   (818,127)      $   (562,884)
                                                  ============       ============

Basic and diluted weighted average
    common shares outstanding                        5,159,047          3,710,324

Loss per common share, basic and diluted          $      (0.16)      $      (0.15)


                                                     Three Months Ended March 31,
INCOME (LOSS) FROM DISCONTINUED OPERATIONS            2001                2000
-------------------------------------------       ------------       ------------
Income (loss) from discontinued operations        $    (54,274)      $    110,993

Basic and diluted weighted average
    common shares outstanding                        5,159,047          3,710,324

Loss per common share, basic and diluted          $      (0.01)      $      (0.03)


                                                    Three Months Ended March 31,
                                                      2001                2000
                                                  ------------       ------------
          NET LOSS
---------------------------------------
Net loss                                          $   (861,632)      $   (448,361)
Less dividends on preferred stock                      (10,769)            (3,530)
                                                  ------------       ------------
Net loss applicable to
     common shareholders                          $   (872,401)      $   (451,891)
                                                  ============       ============

Basic and diluted weighted average
    common shares outstanding                        5,159,047          3,710,324

Net loss per common share, basic and diluted      $      (0.17)      $      (0.12)

For the year ended December 31, 2000 and for the three months ended March 31, 2001, the number of stock options that were outstanding but not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the common stock and, therefore, anti-dilutive, was 301,387 and 300,887 respectively.

7. Preferred Stock Sale

In February 2001 the Company issued a Private Placement memorandum offering for sale its Series C Convertible Preferred Stock. This Memorandum offered up to $3,000,000 of stock, par value $10 per share, at an issue price of $10 per share. The shares have a 9% cumulative dividend, payable quarterly in cash, and are convertible into common stock at a rate of $1.00 per share.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Continuing Operations

Three Months Ended March 31, 2001 and 2000

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                          Three Months Ended March 31,
      Revenue                2001              2000
--------------------     ------------      ------------
Insurance Services       $    256,643      $    465,676
Investment Services         1,181,403           780,526
Corporate                      22,851             7,604
                         ------------      ------------
       Total             $  1,460,897      $  1,253,806
                         ============      ============


Total revenue increased $207,091, or 17%, from 2000 to 2001. This increase was comprised primarily of $400,877 in Investment Services, offset by a decrease of $209,033 in Insurance Services revenue.

The decrease in Insurance Services revenue was generally the result of decreases of $54,256 in RushQuote internet-based insurance sales, $209,033 in other life and health insurance product sales, $12,287 in interest on sales agent financing, and $12,111 in Health Association management fees.

The increase of $400,877 in Investment Services revenue consisted mainly of an increases of $135,815 in brokerage commission revenue, $199,907 in mutual fund revenue, $221,163 on fees for the sale of limited partnerships, and $19,430 in money management fees. These were offset by a decrease of $62,190 in RushTrade on-line brokerage revenue. The increased revenue is generally attributable to the new sales representatives recruited by Rushmore Securities from the former Northstar Securities firm.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                         Three Months Ended March 31,
      Expense               2001             2000
--------------------   --------------   --------------
Insurance Services     $      232,842   $      375,675
Investment Services         1,552,878          972,313
Corporate                     475,105          457,090
                       --------------   --------------
       Total              $ 2,260,825      $ 1,805,078
                       ==============   ==============

Insurance Services expenses decreased $142,833, or 38%, from 2000 to 2001. Commission expense decreased from $253,300 to $107,598 primarily as a result of a $145,702 decrease in other life and health product commissions. General and administrative expenses increased $25,915, generally as the result of acquiring staff and overhead expenses as part of the Northstar acquisition.

Investment Services expenses increased $580,565, or 60%, from 2000 to 2001. Commission expense increased from $407,702 to $897,727, generally as the result of the increase in commission revenue. The additional staff and overhead associated with the Northstar acquisition generated an increase in nearly all operating expense categories over the same period last year.

Corporate expenses increased $18,015, or 4%, from 2000 to 2001. Cost increases were experienced in the area of rent expense, health insurance, repairs & maintenance, and general office expenses.

Operating loss from continuing operations

The following table sets forth the components of the Company's income (loss) for the periods indicated:

Income (Loss) from         Three Months Ended March 31,
Continuing Operations        2001                2000
---------------------    ------------       ------------
Insurance Services       $     23,801       $     90,001
Investment Services          (371,475)          (191,787)
Corporate                    (459,684)          (457,568)
                         ------------       ------------
       Total             $   (807,358)      $   (559,354)
                         ============       ============



The Company had a loss from continuing operations of $807,358 in 2001, an increase of $248,004 over the 2000 loss from continuing operations of $559,354. The net loss applicable to common shareholders for the first quarter of 2001 was ($0.16) per share (basic and diluted). The loss applicable to common shareholders for the first quarter of 2000 was ($0.15) per share (basic and diluted).

Liquidity

The Company's requirements for normal cash expenditures are expected to be met through cash flow from operations, through the current Preferred Stock offering, and the private placement of common stock. Additional costs to further develop the proprietary software to be used in the Company's on-line trading division, RushTrade.com, are expected to continue to be funded by additional capital raised through the private placement of convertible preferred stock and common stock.


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

Item 2. Defaults Upon Senior Securities - None

Item 3. Submission of Matters to a Vote of Security Holders

Information concerning the Company's annual meeting of shareholders was disclosed in the Company's Form 10KSB/A for the year ended December 31, 2000 and is incorporated by reference.

Item 4. Exhibits and Reports on Form 8K

         (a) Exhibits.     None
         (b) Reports on Form 8k. - None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.

Dated: May 14, 2001                         By /s/ Howard M. Stein
                                            -----------------------------------
                                            Howard M. Stein
                                            Controller