Form 10QSB
period 2001-06-30
RUSHMORE FINANCIAL GROUP INC
filed 2001-08-14
CIK 884892

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

                  For the Quarterly Period Ended June 30, 2001

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

                5000 Quorum Drive, Suite 620, Dallas, Texas 75240
                -------------------------------------------------

                                  972-385-9595
                -------------------------------------------------
                (Issuer's telephone number, including area code)

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

                                Yes [ ]   No [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2001: 6,550,653 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                Yes [ ]   No [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            (UNAUDITED)
                                                                             JUNE 30,         DECEMBER 31,
                               ASSETS                                          2001               2000
                                                                           ------------       ------------
Cash and cash equivalents                                                  $    386,129       $  1,218,317
Accounts receivable                                                             790,624            765,734
Prepaid expenses and deposits                                                   254,841            267,201
Property and equipment, net of accumulated depreciation                       1,859,709          1,037,723
Net assets of discontinued operations                                         3,171,831          3,267,574
Goodwill, net of accumulated amortization                                     1,189,039              1,486
                                                                           ------------       ------------
                Total assets                                               $  7,652,173       $  6,558,035
                                                                           ============       ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                      $    907,368       $    318,749
     Notes payable                                                              480,817            169,741
     Accrued expenses & other liabilities                                       172,972             41,588
                                                                           ------------       ------------
                Total liabilities                                             1,561,157            530,078
                                                                           ------------       ------------

Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value,
          2,000 shares issued and outstanding at June 30, 2001 and               20,000             20,000
          December 31, 2000
     Preferred stock-Series A cumulative preferred stock, $10 par
          value; 12,063 shares issued and outstanding at                        120,630            120,630
          June 30, 2001 and December 31, 2000
     Preferred stock-Series B convertible cumulative preferred stock:
          $10 par value; 13,520 shares issued and outstanding at                135,200            135,200
          June 30, 2001 and December 31, 2000
     Preferred stock-Series C convertible cumulative preferred stock:
          $10 par value; 40,460 shares issued and outstanding at                404,600                 --
          June 30, 2001; no shares issued at December 31, 2000
     Common stock-$0.01 par value, 10,000,000 shares authorized;
          6,550,653 shares issued at June 30, 2001; 4,644,253 shares             65,507             46,443
          issued at December 31, 2000
     Additional paid in capital                                              11,961,085         10,872,393
     Treasury stock-89,473 shares at cost                                      (116,345)          (116,345)
     Accumulated deficit                                                     (6,499,661)        (5,050,364)
                                                                           ------------       ------------
                Total shareholders' equity                                    6,091,016          6,027,957
                                                                           ------------       ------------

                                                                           ------------       ------------
                Total liabilities and shareholders equity                  $  7,652,173       $  6,558,035
                                                                           ============       ============


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months ended June 30, 2001 and 2000
                                   (unaudited)

                                                         FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                      ---------------------------     ---------------------------
                                                          2001            2000           2001              2000
                                                      -----------     -----------     -----------     -----------
Revenue:
     Insurance Services:
        Insurance policy income                       $   132,934     $   372,749     $   300,916     $   726,012
        Agency management fee                              73,190         102,139         161,851         214,552
     Investment Services:
        Commissions and fees                            2,173,950         887,239       3,355,353       1,667,765
     Other                                                 14,211           5,286          37,062          12,890
                                                      -----------     -----------     -----------     -----------
           Total revenues                               2,394,285       1,367,413       3,855,182       2,621,219
                                                      -----------     -----------     -----------     -----------
Expenses:
     Insurance Services:
        Commission expense                                103,897         298,945         214,423         559,087
        Other insurance services expenses                   5,436           7,142          18,329          25,463
     Investment Services:
        Commission expense                              1,611,895         545,247       2,453,241       1,036,808
        Other investment services expenses                241,269          98,484         423,276         205,831
     General and administrative                           965,581         800,499       2,079,634       1,728,206
                                                      -----------     -----------     -----------     -----------
           Total expenses                               2,928,078       1,750,317       5,188,903       3,555,395
                                                      -----------     -----------     -----------     -----------
           Operating loss                                (533,793)       (382,904)     (1,333,721)       (934,176)
Other Income (Expense):
     Interest expense                                     (12,403)         (2,702)        (19,833)        (10,784)
                                                      -----------     -----------     -----------     -----------
Loss from continuing operations                          (546,196)       (385,606)     (1,353,554)       (944,960)
                                                      -----------     -----------     -----------     -----------

Discontinued operations
     Income (loss) from discontinued operations,
        net of tax benefits of $25,764 for the six
        month period in 2000 and $5,107 for the
        three month period in 2000                        (41,469)        (31,770)        (95,743)         79,223
                                                      -----------     -----------     -----------     -----------
Net loss                                              $  (587,665)    $  (417,376)    $(1,449,297)    $  (865,737)
                                                      ===========     ===========     ===========     ===========

Basic and diluted loss per share of common
    stock, continuing operations                      $     (0.10)    $     (0.10)    $     (0.25)    $     (0.25)
                                                      ===========     ===========     ===========     ===========

Basic and diluted net loss per share of
    common stock                                      $     (0.11)    $     (0.11)    $     (0.27)    $     (0.23)
                                                      ===========     ===========     ===========     ===========

   Weighted average common shares outstanding           5,664,538       3,829,651       5,411,793       3,769,988


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,

                                                                           2001            2000
                                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Loss from continuing operations                                 $(1,353,554)    $  (944,960)
       Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities
            Expenses paid by issuance of common stock                           --          82,238
            Depreciation and amortization                                   96,250         151,509
            CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECT
               OF THE NORTHSTAR ACQUISITION IN 2001:
               (Increase) decrease in assets:
                 Accounts receivable                                       (14,596)         76,100
                 Prepaid expenses and deposits                             (91,956)        142,057
               Increase (decrease) in liabilities:
                 Accrued expenses and other liabilities                    131,920          (5,397)
                                                                       -----------     -----------
Net cash used in operating activities                                   (1,231,936)       (498,453)
                                                                       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                              (686,768)       (229,575)
       Sale of equity securities available for sale                             --          50,000
       Cash received on purchase of Northstar companies                     11,047              --
                                                                       -----------     -----------
Net cash used in investing activities                                     (675,721)       (179,575)
                                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of Common Stock, net of offering costs           498,165         266,421
       Proceeds from sale of Preferred Stock, net of offering costs        355,929         255,200
       Preferred Stock dividends paid                                      (21,538)        (11,559)
       Payments on notes payable                                           (60,543)        (55,499)
       Proceeds from notes payable                                         303,456              --
                                                                       -----------     -----------
Net cash provided by financing activities                                1,075,469         454,563
                                                                       -----------     -----------

Net cash used in continuing operations                                    (832,188)       (223,465)

Net cash provided by discontinued operations                                    --          79,223

Change in cash and cash equivalents                                       (832,188)       (144,242)
Cash and cash equivalents at beginning of period                         1,218,317         378,745
                                                                       -----------     -----------
Cash and cash equivalents at end of period                             $   386,129     $   234,503
                                                                       ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                          $    19,833     $    10,784
       Cash paid for income taxes                                      $        --     $        --


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("Company" or "RFGI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of December 31, 2000, included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the accompanying consolidated financial statements.


2.  Industry Segment Information

The following summarizes the Company's identifiable assets by industry segment as of the dates indicated:

                        June 30,     December 31,
Identifiable Assets       2001           2000
-------------------    ----------    -----------
Insurance Services     $  101,942    $  138,995
Investment Services     2,572,255     2,307,695
Corporate               1,806,145       843,771
                       ----------    ----------
          Total        $4,480,342    $3,290,461
                       ==========    ==========


The following summarizes the Company's industry segment operating data for the periods indicated:


                       Three Months Ended June 30,   Six months ended June 30,
                       ---------------------------   -------------------------
      Revenue             2001            2000          2001          2000
      -------          ----------      ----------    ----------    ----------
Insurance Services     $  206,124      $  474,888    $  462,767    $  940,564
Investment Services     2,173,950         887,239     3,355,353     1,667,765
Corporate                  14,211           5,286        37,062        12,890
                       ----------      ----------    ----------    ----------
          Total        $2,394,285      $1,367,413    $3,855,182    $2,621,219
                       ==========      ==========    ==========    ==========


                       Three Months Ended June 30,   Six months ended June 30,
                       ---------------------------   -------------------------
      Expense             2001            2000          2001          2000
      -------          ----------      ----------    ----------    ----------
Insurance Services     $  148,250      $  373,084    $  381,092    $  748,759
Investment Services     2,385,863       1,024,573     3,938,741     1,996,886
Corporate                 393,965         352,660       869,070       809,750
                       ----------      ----------    ----------    ----------
          Total        $2,928,078      $1,750,317    $5,188,903    $3,555,395
                       ==========      ==========    ==========    ==========

                           Three Months Ended June 30,      Six months ended June 30,
                           ---------------------------      -------------------------
         Interest            2001               2000          2001              2000
         --------          --------            -------      -------           -------
Insurance Services          $    --            $    --      $    --           $    --
Investment Services              --                 --           --                --
Corporate                    12,403              2,702       19,833            10,784
                            -------            -------      -------           -------
          Total             $12,403            $ 2,702      $19,833           $10,784
                            =======            =======      =======           =======


                          Three Months Ended June 30,         Six months ended June 30,
Income (Loss) from       ----------------------------        ----------------------------
Continuing Operations        2001             2000              2001             2000
---------------------    -----------       ----------        -----------      -----------
Insurance Services            57,874           101,804            81,675          191,805
Investment Services         (211,913)         (137,334)         (583,388)        (329,121)
Corporate                   (392,157)         (350,076)         (851,841)        (807,644)
                         -----------       -----------       -----------      -----------
          Total          $  (546,196)      $  (385,606)      $(1,353,554)     $  (944,960)
                         ===========       ===========       ===========      ===========


3. Discontinued Operations

In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. In May 2001, the Company determined that a "spin-off" was not the appropriate method to divest itself of Rushmore Advisors. The Company is now exploring other options, and is still committed to the disposition of Rushmore Advisors.

In December 2000, the Company entered into a sales agreement to sell Rushmore Life Insurance Company ("Rushmore Life"), a subsidiary of the Company previously engaged in the reinsurance of the life insurance policies written by the Company's sales agents. This sales price of $266,997 represents the residual value of Rushmore Life since the sale of several insurance blocks, or the statutory net worth of Rushmore Life at December 31, 2000. Interest on this amount will accrue from December 31, 2000 until paid.

The following table sets forth the assets, liabilities, revenue, and net (loss) income for Rushmore Advisors at June 30, 2001. Rushmore Life was sold as of December 31, 2000, and has no assets or liabilities.


                Assets                   June 30, 2001
                ------                   -------------
Cash and Investments                      $    17,077
Accounts Receivable                           175,242
Prepaid Expenses & Deposits                    32,508
Property and Equipment, net                   161,442
Goodwill, net                               3,200,919
                                          -----------
             Total Assets                 $ 3,587,188
                                          -----------
              Liabilities
              -----------

Accounts Payable                          $   250,387
Notes Payable                                 164,970
                                          -----------
           Total Liabilities                  415,357
                                          -----------

                                          -----------
Net assets of discontinued operation      $ 3,171,831
                                          ===========

Revenue                                   $   533,821

Loss from discontinued operations         $   (95,743)


The financial data relating to Rushmore Advisors and Rushmore Life is classified as discontinued operations for all periods presented.

4. Earnings (Loss) Per Share

Earnings (loss) per share for the periods indicated are as follows:



         LOSS FROM                           Three Months Ended June 30,            Six Months Ended June 30,
   CONTINUING OPERATIONS                        2001             2000              2001              2000
   ---------------------                     -----------       -----------       -----------       -----------
Loss from continuing operations             $  (546,196)      $  (385,606)      $(1,353,554)      $  (944,960)
Dividends on preferred stock                    (10,769)           (8,029)          (21,538)          (11,559)
                                            -----------       -----------       -----------       -----------
Loss from continuing operations
     applicable to common shareholders      $  (556,965)      $  (393,635)      $(1,375,092)      $  (956,519)
                                            ===========       ===========       ===========       ===========

Basic and diluted weighted average
    common shares outstanding                 5,664,538         3,829,651         5,411,793         3,769,988

Loss per common share, basic
     and diluted                            $     (0.10)      $     (0.10)      $     (0.25)      $     (0.25)


        INCOME (LOSS) FROM                  Three Months Ended June 30,            Six Months Ended June 30,
     DISCONTINUED OPERATIONS                    2001              2000             2001                2000
     -----------------------                -----------       -----------       -----------       -----------
Income (loss) from discontinued
     operations                             $   (41,469)      $   (31,770)      $   (95,743)      $    79,223

Basic and diluted weighted average
    common shares outstanding                 5,664,538         3,829,651         5,411,793         3,769,988

Income (Loss) per common share,
     basic and diluted                      $     (0.01)      $     (0.01)      $     (0.02)      $      0.02



                                            Three Months Ended June 30,            Six Months Ended June 30,
               NET LOSS                         2001              2000             2001                2000
               --------                     -----------       -----------       -----------       -----------
Net loss                                    $  (587,665)      $  (417,376)      $(1,449,297)      $  (865,737)
Dividends on preferred stock                    (10,769)           (8,029)          (21,538)          (11,559)
                                            -----------       -----------       -----------       -----------
Net loss applicable to
     common shareholders                    $  (598,434)      $  (425,405)      $(1,470,835)      $  (877,296)
                                            ===========       ===========       ===========       ===========

Basic and diluted weighted average
    common shares outstanding                 5,664,538         3,829,651         5,411,793         3,769,988

Net loss per common share, basic
     and diluted                            $     (0.11)      $     (0.11)      $     (0.27)      $     (0.23)


5. Preferred Stock Sale

In February 2001 the Company issued a Private Placement memorandum offering for sale its Series C Convertible Preferred Stock. The shares have a 9% cumulative dividend, payable quarterly in cash, or in RFGI common stock, and are convertible into common stock at a rate of $1.00 per share.

6. Related Party Transactions

In April 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The note was secured by the cash to be received upon the sale of Rushmore Life. The loan principal and accrued interest was repaid in July upon receipt of the funds from the sale of Rushmore Life.

On July 31 the Company again borrowed $250,000 at 9% interest from Mr. Moore Sr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from voting. The loan is secured by a pledge of intellectual property rights on the Company's RushTrade on-line trading software. Further, the loan is accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share.

7. Acquisition

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

The following table summarizes the transactions:

     Description                   Amount
     -----------                   ------

Purchase price:
  906,400 shares @ $0.75            679,800
Less: Net Assets Acquired       $  (514,627)
                                -----------
Goodwill recorded               $ 1,194,427
                                -----------

8. New Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $79,000. The Company has not yet determined when it will adopt SFAS 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2001 and 2000

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                         Three Months Ended June 30,
         Revenues           2001            2000
         --------        ----------      ----------
Insurance Services       $  206,124      $  474,888
Investment Services       2,173,950         887,239
Corporate                    14,211           5,286
                         ----------      ----------
          Total          $2,394,285      $1,367,413
                         ==========      ==========


Total revenue for the second quarter increased $1,026,872, or 75%, from 2000 to 2001. This increase was comprised primarily of an increase of $1,286,711 from investment services operations, offset by a decrease of $268,764 in insurance services operations.

Insurance Services revenue decreased $268,764, or 57%, from 2000 to 2001. This decrease was generally the result of decreases of $238,793 in life and health insurance products commissions and $19,284 in health association management fees. This decrease is primarily due to management's decision to reposition the Company, and divert its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

Investment Services revenue increased $1,286,711, or 145%, from 2000 to 2001. The increase consisted mainly of increases of $523,694 in brokerage commission revenue, $362,414 in variable insurance and annuity commissions, $205,827 in mutual fund commissions, and $143,976 in advisory fees, offset by a decrease of $164,410 in RushTrade on-line brokerage revenue. These increases are generally attributable to the 153 new sales representatives recruited by Rushmore Securities in February and March from the former Northstar Securities firm.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                         Three Months Ended June 30,
         Expense            2001            2000
         -------         ----------      ----------
Insurance Services       $  148,250      $  373,084
Investment Services       2,385,863       1,024,573
Corporate                   393,965         352,660
                         ----------      ----------
          Total          $2,928,078      $1,750,317
                         ==========      ==========


Total expenses increased $1,177,761, or 67%, from 2000 to 2001. The investment services and corporate divisions recorded expense increases of $1,361,290 and $41,305 respectively, while the insurance services division recorded an expense reduction of $224,834.

Insurance Services expenses decreased $224,834, or 60%, from 2000 to 2001. Commission expense decreased from $298,945 to $103,897 primarily as a result of the decrease in life and health insurance commission revenue. Other general and administrative expenses decreased $29,786, with the primary reductions being in the categories of marketing, payroll costs, office rent, and lead expenses.

Investment Services expenses increased $1,361,290, or 133%, from 2000 to 2001. Commission expense increased from $545,247 to $1,611,895, primarily due to the increase in commission revenue. The additional staff and overhead associated with the Northstar acquisition in February 2001 generated an increase in nearly all operating expense categories over the same period last year. One exception are legal and professional fees, where expenses decreased $70,807 to $38,007. This decrease is a result of litigation settlement costs of $11,452 in 2001 versus $101,056 in 2000.


Operating income (loss) from continuing operations

The following table sets forth the components of the Company's income (loss) for the periods indicated:


 Income (Loss) from     Three Months Ended June 30,
Continuing Operations       2001            2000
---------------------    ---------       ---------
Insurance Services       $  57,874       $ 101,804
Investment Services       (211,913)       (137,334)
Corporate                 (392,157)       (350,076)
                         ---------       ---------
          Total          $(546,196)      $(385,606)
                         =========       =========

Six Months Ended June 30, 2001 and 2000

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:


                         Six months ended June 30,
     Revenues               2001            2000
     --------            ----------      ----------
Insurance Services       $  462,767      $  940,564
Investment Services       3,355,353       1,667,765
Corporate                    37,062          12,890
                         ----------      ----------
          Total          $3,855,182      $2,621,219
                         ==========      ==========


Total revenue increased $1,233,963, or 47%, from 2000 to 2001. This increase was comprised primarily of an increase of $1,687,588 from investment services operations, offset by a decrease of $477,797 in insurance services operations.

Insurance Services revenue decreased $477,797, or 51%, from 2000 to 2001. This decrease is generally attributable to decreases in life and health insurance products of $425,011 and $31,395 in health association management fees. This decrease is primarily due to management's decision to reposition the Company, and divert its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

Investment Securities revenue increased $1,687,588, or 101%, from 2000 to 2001. This increase consisted mainly of increases of $522,078 in brokerage revenue, $405,734 in mutual fund commissions, $442,205 in variable life and annuity revenue, and $263,406 in advisory fees, offset by a decrease of $217,809 in RushTrade on-line brokerage revenue. These increases are generally attributable to the 153 new sales representatives recruited by Rushmore Securities from the former Northstar Securities firm.

Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                         Six months ended June 30,
     Expense                2001            2000
     -------             ----------      ----------
Insurance Services       $  381,092      $  748,759
Investment Services       3,938,741       1,996,886
Corporate                   869,070         809,750
                         ----------      ----------
          Total          $5,188,903      $3,555,395
                         ==========      ==========

Total expenses increased $1,633,508, or 46%, from 2000 to 2001. The investment services and corporate divisions recorded expense increases of $1,941,855 and $59,320 respectively, while the insurance services division recorded an expense reduction of $367,667.

Insurance Services expenses decreased $367,667, or 49%, from 2000 to 2001. Commission expense declined $344,664 to $214,423 primarily as a result of the decrease in other life and health product revenue.

Investment Services expenses increased $1,941,855, or 97%, from 2000 to 2001. Commission expense increased $1,416,433 to $2,453,241, generally as the result the increase in sales volume. This increase is due primarily to the new sales representatives from the former Northstar Securities firm. Administrative support for these new agents generally caused increases of $252,783 in payroll expenses, $161,146 in insurance costs, $177,594 in quotation service costs, and equipment rental of $46,452. Legal and professional fees decreased $141,386 primarily due to paying legal and settlement payments in 2000.


Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:

 Income (Loss) from       Six months ended June 30,
Continuing Operations       2001              2000
---------------------    -----------       -----------
Insurance Services       $    81,675       $   191,805
Investment Services         (583,388)         (329,121)
Corporate                   (851,841)         (807,644)
                         -----------       -----------
          Total          $(1,353,554)      $  (944,960)
                         ===========       ===========


Liquidity

The Company's requirements for normal cash expenditures, as well as costs to further develop the proprietary software to be used in the Company's on-line trading division, RushTrade.com, are expected to be met through cash receipts from operations, borrowings, and from equity capital raised through the private placement of securities. There is currently no assurance that borrowing or equity sales will be available. Cash flow from operations is not adequate to meet current administrative expenses and other overhead expenses.


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

PART II. OTHER INFORMATION


Item 5.  Other Information

On June 26, the Company received a communication from the Nasdaq stock exchange regarding the minimum bid price of the Company's common stock. By rule, the stock must maintain a minimum closing bid price of $1.00 per share for at least one day within any consecutive 30-day trading period. Since the Company is not in compliance with the Rule, it has until September 24 to regain compliance or face possible delisting by the Nasdaq. To comply with the Rule, the closing bid price of the stock must be at least $1.00 per share for a minimum of 10 consecutive trading days.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.

Dated: August 14, 2001                      By /s/ Howard M. Stein
                                            -------------------------------
                                            Howard M. Stein
                                            Controller