Form 10QSB
period 2001-09-30
RUSHMORE FINANCIAL GROUP INC
filed 2001-11-14
CIK 884892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
                ------------------------------------------------
                                  972-385-9595
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

                               Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2001: 6,167,020 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                               Yes [ ]   No [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

            RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

                                                                          (UNAUDITED)
                                                                          SEPTEMBER 30,     DECEMBER 31,
                                ASSETS                                         2001              2000
                                                                          -------------     ------------
Cash and cash equivalents                                                 $    135,540      $  1,218,317
Accounts receivable                                                            549,288           765,734
Prepaid expenses and deposits                                                  207,332           267,201
Property and equipment, net of accumulated depreciation                      2,063,258         1,037,723
Net assets of discontinued operations                                               --         3,267,574
Goodwill, net of accumulated amortization                                    1,146,838             1,486
                                                                          ------------      ------------
                Total assets                                              $  4,102,256      $  6,558,035
                                                                          ============      ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                     $  1,083,080      $    318,749
     Notes payable                                                             407,086           169,741
     Accrued expenses & other liabilities                                      152,670            41,588
                                                                          ------------      ------------
                Total liabilities                                            1,642,836           530,078
                                                                          ------------      ------------

Shareholders' Equity:
     Preferred stock-9% cumulative preferred stock, $10 par value,
          2,000 shares issued and outstanding at September 30, 2001             20,000            20,000
          and December 31, 2000
     Preferred stock-Series A cumulative preferred stock, $10 par
          value; 12,063 shares issued and outstanding at                       120,630           120,630
          September 30, 2001 and December 31, 2000
     Preferred stock-Series B convertible cumulative preferred stock:
          $10 par value; 13,520 shares issued and outstanding at               135,200           135,200
          September 30, 2001 and December 31, 2000
     Preferred stock-Series C convertible cumulative preferred stock:
          $10 par value; 41,460 shares issued and outstanding at               414,600                --
          September 30, 2001; no shares issued at December 31, 2000
     Subscriptions received on Series C convertible cumulative
          preferred stock: 3,101 shares                                         31,016                --
     Common stock-$0.01 par value, 10,000,000 shares authorized;
          6,853,898 shares issued at September 30, 2001; 4,644,253              68,539            46,443
          shares issued at December 31, 2000
     Additional paid in capital                                             12,061,002        10,872,393
     Treasury stock, at cost-686,878 shares at September 30, 2001;            (421,022)         (116,345)
          89,873 shares at December 31, 2000
     Accumulated deficit                                                    (9,970,545)       (5,050,364)
                                                                          ------------      ------------
                Total shareholders' equity                                   2,459,420         6,027,957
                                                                          ------------      ------------

                                                                          ------------      ------------
                Total liabilities and shareholders equity                 $  4,102,256      $  6,558,035
                                                                          ============      ============


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
             Three and Nine Months ended September 30, 2001 and 2000
                                   (unaudited)

                                                                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                            --------------------------    -------------------------
                                                                                2001           2000           2001          2000
                                                                            -----------    -----------    -----------   -----------
Revenue:
     Insurance Services:
         Insurance policy income                                            $    98,079    $   242,077    $   398,995   $   968,089
         Agency management fee                                                   64,597         92,933        226,448       307,485
     Investment Services:
         Commissions and fees                                                 1,950,147      1,295,202      5,305,500     2,962,967
     Other                                                                       20,799          8,804         57,861        21,694
                                                                            -----------    -----------    -----------   -----------
            Total revenues                                                    2,133,622      1,639,016      5,988,804     4,260,235
                                                                            -----------    -----------    -----------   -----------
Expenses:
     Insurance Services:
         Commission expense                                                      74,072        196,177        288,495       755,264
         Other insurance services expenses                                        2,584          4,921         20,913        30,384
     Investment Services:
         Commission expense                                                   1,467,361        311,123      3,920,602     1,347,931
         Other investment services expenses                                     191,735         97,976        615,011       303,807
     General and administrative                                                 960,821        699,049      3,040,455     2,427,255
                                                                            -----------    -----------    -----------   -----------
            Total expenses                                                    2,696,573      1,309,246      7,885,476     4,864,641
                                                                            -----------    -----------    -----------   -----------
            Operating income (loss)                                            (562,951)       329,770     (1,896,672)     (604,406)
Other Expense:
     Interest expense                                                           (10,460)        (4,103)       (30,293)      (14,887)
                                                                            -----------    -----------    -----------   -----------
Income (loss) from continuing operations                                       (573,411)       325,667     (1,926,965)     (619,293)
                                                                            -----------    -----------    -----------   -----------

Discontinued operations
     Income (loss) from discontinued operations, net of tax benefits of $22,356 for the nine month period in 2000 and tax expense
         of $3,408 for the three month period in 2000                                --        (51,944)       (95,743)       27,279
     Loss from disposition of discontinued
        operations                                                           (2,897,473)            --     (2,897,473)           --

                                                                            -----------    -----------    -----------   -----------
Net income (loss)                                                           $(3,470,884)   $   273,723    $(4,920,181)  $  (592,014)
                                                                            ===========    ===========    ===========   ===========

Basic and diluted income (loss) per share of
    common stock, continuing operations                                     $     (0.10)   $      0.08    $     (0.35)  $     (0.16)
                                                                            ===========    ===========    ===========   ===========

Basic and diluted net income (loss) per share of
    common stock                                                            $     (0.56)   $      0.06    $     (0.87)  $     (0.16)
                                                                            ===========    ===========    ===========   ===========

   Weighted average common shares outstanding                                 6,185,154      4,121,447      5,669,580     3,887,141

           See accompanying notes to consolidated financial statements

           RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended September 30,

                                                                                    2001             2000
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Loss from continuing operations                                           $(1,926,965)     $  (619,293)
       Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities
            Expenses paid by issuance of common stock                                 87,000           82,238
            Depreciation and amortization                                            194,571          151,509
            Gain on sale of computer software                                             --         (772,333)
            CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECT OF THE NORTHSTAR
               ACQUISITION IN 2001:
               (Increase) decrease in assets:
                 Accounts receivable                                                 226,740           76,100
                 Prepaid expenses and deposits                                        (9,300)          74,165
               Increase (decrease) in liabilities:
                 Accrued expenses and other liabilities                              287,330           (5,397)
                                                                                 -----------      -----------
Net cash used in operating activities-continuing operations                       (1,140,624)      (1,013,011)
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                        (981,584)        (156,287)
       Cash received on sale of computer software                                         --        1,500,000
       Cash received on purchase of Northstar companies                               11,047               --
                                                                                 -----------      -----------
Net cash provided by (used in) investing activities                                 (970,537)       1,343,713
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of Common Stock, net of offering costs                     530,820        1,206,979
       Proceeds from sale of Preferred Stock, net of offering costs                  365,929          135,200
       Redemption of Preferred Stock                                                      --          (16,240)
       Preferred Stock subscriptions received                                         31,016               --
       Preferred Stock dividends paid                                                (38,244)         (21,600)
       Payments on notes payable                                                    (134,274)        (249,995)
       Proceeds from notes payable                                                   303,456          131,443
                                                                                 -----------      -----------
Net cash provided by financing activities                                          1,058,703        1,185,787
                                                                                 -----------      -----------

Net cash provided by (used in) continuing operations                              (1,052,458)       1,516,489

Net cash provided by (used by) discontinued operations                               (30,319)         213,667

Change in cash and cash equivalents                                               (1,082,777)       1,730,156
Cash and cash equivalents at beginning of period                                   1,218,317          378,745
                                                                                 -----------      -----------
Cash and cash equivalents at end of period                                       $   135,540      $ 2,108,901
                                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                    $    26,533      $    14,887
       Cash paid for income taxes                                                $        --      $        --

NON-CASH TRANSACTION - SEE NOTE 3, PARAGRAPH 1

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


2. Industry Segment Information

The following summarizes the Company's identifiable assets by industry segment as of the dates indicated:

                       September 30,  December 31,
Identifiable Assets         2001          2000
-------------------    -------------  ------------
Insurance Services      $   85,672     $  138,995
Investment Services      2,839,789      2,307,695
Corporate                1,176,795        843,771
                        ----------     ----------
          Total         $4,102,256     $3,290,461
                        ==========     ==========

The following summarizes the Company's industry segment operating data for the periods indicated:

                               Three Months Ended September 30,             Nine Months Ended September 30,
                               --------------------------------            --------------------------------
       Revenues                   2001                 2000                  2001                 2000
       --------                ----------            ----------            ----------            ----------
Insurance Services             $  162,676            $  335,010            $  625,443            $1,275,574
Investment Services             1,950,147             1,295,202             5,305,500             2,962,967
Corporate                          20,799                 8,804                57,861                21,694
                               ----------            ----------            ----------            ----------
          Total                $2,133,622            $1,639,016            $5,988,804            $4,260,235
                               ==========            ==========            ==========            ==========

                               Three Months Ended September 30,            Nine Months Ended September 30,
                               --------------------------------            --------------------------------
       Expenses                   2001                 2000                   2001                 2000
       --------                ----------            ----------            ----------            ----------
Insurance Services             $  131,604            $  278,395            $  512,696            $1,027,154
Investment Services             2,081,655               763,709             6,020,396             2,760,595
Corporate                         483,314               267,142             1,352,384             1,076,892
                               ----------            ----------            ----------            ----------
          Total                $2,696,573            $1,309,246            $7,885,476            $4,864,641
                               ==========            ==========            ==========            ==========

                               Three Months Ended September 30,             Nine Months Ended September 30,
 Income (Loss) from            --------------------------------             -----------------------------------
Continuing Operations             2001                 2000                    2001                 2000
---------------------          -----------          -----------             -----------         -----------
Insurance Services             $    31,072           $   56,615            $   112,747          $   248,420
Investment Services               (131,508)             531,493               (714,896)             202,372
Corporate                         (472,975)            (262,441)            (1,324,816)          (1,070,085)
                               -----------           ----------            -----------          -----------
          Total                $  (573,411)          $  325,667            $(1,926,965)         $  (619,293)
                               ===========           ==========            ===========          ===========

3. Discontinued Operations

In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. In May 2001 the Company determined that a "spin-off" was not the appropriate method to divest itself of Rushmore Advisors. In September 2001 the Company entered into an agreement, with an effective date of August 1, 2001, to sell Rushmore Advisors to Mr. John Vann for 597,405 shares of the Company's common stock plus a note for $200,000. This note was subsequently discounted to $100,000 and paid. As part of the sale, Mr. Vann also retained the right to prepay his existing note of $280,319 to the Company at a discount. This note was subsequently discounted to $150,000 and paid. The sale, including the discounted note payoffs, resulted in a one-time non-operating loss of approximately $2,900,000 in September.

In December 2000, the Company entered into a sales agreement to sell Rushmore Life Insurance Company ("Rushmore Life"), a subsidiary of the Company previously engaged in the reinsurance of the life insurance policies written by the Company's sales agents. The sales price of $266,997 represents the residual value of Rushmore Life since the sale of several insurance blocks, or the statutory net worth of Rushmore Life at December 31, 2000.

Rushmore Life was sold as of December 31, 2000, and has no assets or liabilities. The following table sets forth the assets, liabilities, revenue, and net loss for Rushmore Advisors at June 30, 2001. Financial information for Rushmore Advisors from July 1 until the sale date of August 1 is not available, however, the results of operations of Rushmore Advisors for this period are estimated to be immaterial to the transaction as a whole.

                Assets                               June 30, 2001
                ------                               -------------
Cash and Investments                                  $   17,077
Accounts Receivable                                      175,242
Prepaid Expenses & Deposits                               32,508
Property and Equipment, net                              161,442
Goodwill, net                                          3,200,919
                                                      ----------
             Total Assets                             $3,587,188
                                                      ----------

              Liabilities
              -----------
Accounts Payable                                      $  250,387
Notes Payable                                            164,970
                                                      ----------
           Total Liabilities                             415,357
                                                      ----------

                                                      ----------
Net assets of discontinued operation                  $3,171,831
                                                      ==========


Revenue                                               $  533,821

Loss from discontinued operations                     $  (95,743)

The financial data relating to Rushmore Advisors and Rushmore Life is classified as discontinued operations for all periods presented.

4. Earnings (Loss) Per Share

Earnings (loss) per share for the periods indicated are as follows:

                                                 Three months ended                       Nine months ended
                                                     September 30,                           September 30,
          INCOME (LOSS) FROM                -------------------------------         -------------------------------
        CONTINUING OPERATIONS                  2001                2000                2001                2000
        ---------------------               -----------         -----------         -----------         -----------
Income (loss) from continuing
     operations                             $  (573,411)        $   325,667         $(1,926,965)        $  (619,293)
Dividends on preferred stock                    (16,706)            (10,041)            (38,244)            (21,600)
                                            -----------         -----------         -----------         -----------
Income (loss) from continuing
     operations applicable to common
     shareholders                           $  (590,117)        $   315,626         $(1,965,209)        $  (640,893)
                                            ===========         ===========         ===========         ===========

Basic and diluted weighted average
    common shares outstanding                 6,185,154           4,121,447           5,669,580           3,887,141
Income (loss) per common share,
     basic and diluted                      $     (0.10)        $      0.08         $     (0.35)        $     (0.16)

                                                Three months ended                     Nine months ended
                                                    September 30,                         September 30,
        INCOME (LOSS) FROM                -------------------------------         -------------------------------
     DISCONTINUED OPERATIONS                 2001                2000                2001                2000
     -----------------------              -----------         -----------         -----------         -----------
Income (loss) from discontinued
     operations                           $(2,897,473)        $   (51,944)        $(2,993,216)        $    27,279

Basic and diluted weighted average
    common shares outstanding               6,185,154           4,121,447           5,669,580           3,887,141
Income (loss) per common share,
     basic and diluted                    $     (0.46)        $     (0.02)        $     (0.52)        $        --

                                                Three months ended                      Nine months ended
                                                  September 30,                           September 30,
                                          -------------------------------         -------------------------------
        NET INCOME (LOSS)                    2001                2000                2001                2000
        -----------------                 -----------         -----------         -----------         -----------
Net income (loss)                         $(3,470,884)        $   273,723         $(4,920,181)        $  (592,014)
Dividends on preferred stock                  (16,706)            (10,041)            (38,244)            (21,600)
                                          -----------         -----------         -----------         -----------
Net income (loss) applicable to
     common shareholders                  $(3,487,590)        $   263,682         $(4,958,425)        $  (613,614)
                                          ===========         ===========         ===========         ===========

Basic and diluted weighted average
    common shares outstanding               6,185,154           4,121,447           5,669,580           3,887,141
Net income (loss) per common
     share, basic and diluted             $     (0.56)        $      0.06         $     (0.87)        $     (0.16)

5. Preferred Stock Sale

In February 2001 the Company issued a Private Placement memorandum offering for sale its Series C Convertible Preferred Stock. The shares have a 9% cumulative dividend, payable quarterly in cash, or in RFGI common stock, and are convertible into common stock at a rate of $1.00 per share.


6. Related Party Transactions

On July 31 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from voting. The maturity date of the loan is January 27, 2002, and the loan is secured by a pledge of intellectual property rights on the Company's RushTrade on-line trading software. Further, the loan is accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. The value assigned to the warrants was charged to expense.


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

The following table summarizes the transactions:

         Description                     Amount
         -----------                     ------
Purchase price:
  906,400 shares @ $0.75                  679,800

Less: Net Assets Acquired              $ (514,627)
                                       ----------

Goodwill recorded                      $1,194,427
                                       ==========

8. New Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects that the elimination of the amortization of goodwill upon adoption of

SFAS 142 will increase annual operating income by approximately $79,000. The Company will adopt SFAS 142 on January 1, 2002.

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets, which revises the accounting for long-lived assets and superceded SFAS 121. The Company will be required to implement SFAS 144 on January 1, 2002. The Company has not yet determined the impact of this implementation on its financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                              Three Months Ending September 30,
                              ---------------------------------
     Revenues                    2001                   2000
     --------                 ----------             ----------
Insurance Services            $  162,676             $  335,010
Investment Services            1,950,147              1,295,202
Corporate                         20,799                  8,804
                              ----------             ----------
          Total               $2,133,622             $1,639,016
                              ==========             ==========

Total revenue for the second quarter increased $494,606, or 30%, from 2000 to 2001. This increase was comprised primarily of an increase of $654,945 from investment services operations, offset by a decrease of $172,334 in insurance services operations.

Insurance Services revenue decreased $172,334, or 51%, from 2000 to 2001. This decrease was generally the result of decreases of $143,725 in life and health insurance product commissions and $21,194 in health association management fees. This decrease is primarily due to management's decision to reposition the Company, and divert its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

Investment Services revenue increased $654,945, or 51%, from 2000 to 2001. The increase consisted mainly of increases of $509,681 in brokerage commission revenue, $316,657 in variable insurance and annuity commissions, $278,158 in mutual fund commissions, $160,964 in 12-b-1 fees, and $175,764 in advisory fees; offset by decreases of $51,886 in RushTrade on-line brokerage revenue and $772,333 in gain on the sale of on-line brokerage software. The increases are generally attributable to the 153 new sales representatives recruited by Rushmore Securities in February and March from the former Northstar Securities firm. The software sale gain was recorded in 2000 when the Company sold the Block Trading software for a sales price of $1,500,000 and a gain of $772,333.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                               Three Months Ending September 30,
                               ---------------------------------
      Expenses                    2001                   2000
      --------                 ----------             ----------
Insurance Services             $  131,604             $  278,395
Investment Services             2,081,655                763,709
Corporate                         483,314                267,142
                               ----------             ----------
          Total                $2,696,573             $1,309,246
                               ==========             ==========

Total expenses increased $1,387,327 or 106%, from 2000 to 2001. The investment services and corporate divisions recorded expense increases of $1,317,946 and $216,172 respectively, while the insurance services division recorded an expense reduction of $146,791.

Insurance Services expenses decreased $146,791, or 53%, from 2000 to 2001. Commission expense decreased from $196,177 to $74,072 primarily as a result of the decrease in life and health insurance commission revenue. Other general and administrative expenses decreased $24,686, with the primary reductions being in the categories of payroll costs, printing, and travel & entertainment expenses.

Investment Services expenses increased $1,317,946, or 173%, from 2000 to 2001. Commission expense increased from $311,123 to $1,467,361, primarily due to the increase in commission revenue. The additional staff and overhead associated with the Northstar acquisition in February 2001 generated an increase in nearly all operating expense categories over the same period last year, with the main increases being in insurance, equipment rental, office rent, payroll, and postage. Marketing expenses decreased $57,550 to $8,998, and legal and professional fees decreased $18,026 to $7,201.


Operating income (loss) from continuing operations

The following table sets forth the components of the Company's income (loss) for the periods indicated:

                               Three Months Ending September 30,
 Income (Loss) from            ---------------------------------
Continuing Operations             2001                   2000
---------------------          ---------               ---------
Insurance Services             $  31,072               $  56,615
Investment Services             (131,508)                531,493
Corporate                       (472,975)               (262,441)
                               ---------               ---------
          Total                $(573,411)              $ 325,667
                               =========               =========

Nine Months Ended September 30, 2001 and 2000

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                               Nine Months Ending September 30,
                               --------------------------------
      Revenues                    2001                  2000
      --------                 ----------            ----------
Insurance Services             $  625,443            $1,275,574
Investment Services             5,305,500             2,962,967
Corporate                          57,861                21,694
                               ----------            ----------
          Total                $5,988,804            $4,260,235
                               ==========            ==========

Total revenue increased $1,728,569, or 41%, from 2000 to 2001. This increase was comprised primarily of an increase of $2,342,533 from investment services operations, offset by a decrease of $650,131 in insurance services operations.

Insurance Services revenue decreased $650,131, or 51%, from 2000 to 2001. This decrease is generally attributable to decreases in life and health insurance products of $568,736 and $52,589 in health association management fees. This decrease is primarily due to management's decision to reposition the Company, and divert its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

Investment Securities revenue increased $2,342,533, or 79%, from 2000 to 2001. This increase consisted mainly of increases of $1,031,759 in brokerage revenue, $683,892 in mutual fund commissions, $758,862 in variable life and annuity revenue, $318,309 in 12-b-1 fees, and $439,170 in advisory fees. The increases are generally attributable to the 153 new sales representatives recruited by Rushmore Securities in February and March from the former Northstar Securities firm.

Investment Securities revenue increases are offset by decreases of $269,695 in RushTrade on-line brokerage revenue and $772,333 in gain on the sale of on-line brokerage software. The majority of the RushTrade decrease is attributable to a decrease of $167,500 in one-time software licensing sales. The software sale gain was recorded in 2000 when the Company sold the Block Trading software for a sales price of $1,500,000 and a gain of $772,333.


Expenses

The following table sets forth the components of the Company's expenses for the periods indicated:

                               Nine Months Ending September 30,
                               --------------------------------
       Expenses                   2001                 2000
       --------                ----------            ----------
Insurance Services             $  512,696            $1,027,154
Investment Services             6,020,396             2,760,595
Corporate                       1,352,384             1,076,892
                               ----------            ----------
          Total                $7,885,476            $4,864,641
                               ==========            ==========

Total expenses increased $3,020,835, or 62%, from 2000 to 2001. The investment services and corporate divisions recorded expense increases of $3,259,801 and $275,492 respectively, while the insurance services division recorded an expense reduction of $514,458.

Insurance Services expenses decreased $514,458, or 50%, from 2000 to 2001. Commission expense declined $466,769 to $288,495 primarily as a result of the decrease in other life and health product revenue. Other decreases were in insurance, payroll, postage, printing, and travel & entertainment.

Investment Services expenses increased $3,259,801, or 118%, from 2000 to 2001. Commission expense increased $2,572,671 to $3,920,602, generally as the result the increase in sales volume. This increase is due primarily to the new sales representatives from the former Northstar Securities firm. Administrative support for these new agents generally caused increases of $318,589 in payroll expenses, $213,904 in insurance costs, $268,739 in quotation service costs, $36,087 in licensing costs, and $93,916 in equipment rental costs. Legal and professional fees decreased $159,412 primarily due to paying legal and settlement payments in 2000.


Operating income (loss)

The following table sets forth the components of the Company's net income (loss) for the periods indicated:

                                Nine Months Ending September 30,
 Income (Loss) from            -----------------------------------
Continuing Operations              2001                   2000
---------------------          -----------             -----------
Insurance Services             $   112,747             $   248,420
Investment Services               (714,896)                202,372
Corporate                       (1,324,816)             (1,070,085)
                               -----------             -----------
          Total                $(1,926,965)            $  (619,293)
                               ===========             ===========

Recent Developments

During 2001 the Company formed RushTrade Software Services, Inc. for the purposes of holding the Company's intellectual property and licensing RushTrade Direct and/or RushTrade Direct Pro, the RushTrade on-line trading software products. The Company is currently engaged in substantive discussions with several potential licensees, and anticipates the launch of the RushTrade Direct Pro Level II product before December 31, 2001.

The Company is now in the process of realigning its operating divisions to properly position the RushTrade Direct Access on-line trading sector of its business.

Liquidity

The Company's requirements for normal cash expenditures, as well as costs to further develop the proprietary software to be used in the Company's on-line trading division, RushTrade.com, are expected to be met through cash receipts from operations and from debt facility and equity capital raised through the private placement of securities. Although the Company is currently exploring various opportunities with certain potential investors, there is currently no assurance that equity sales will be available.

Over the past several months, the Company has taken several steps to reduce expenses and enhance cash flow. These included reducing staff levels, consolidating office locations, and curtailing marketing programs. Also, the Company has recently begun to work actively with its trade vendors to reduce invoiced amounts and/or modify payment schedules on the Company's accounts payable.

Even after these actions, however, cash flow from operations is not adequate to meet current administrative expenses, product development, and other overhead expenses. Additional cash infusions will be necessary to cover this shortfall, as well as to provide for payment of current accounts payable. However, there is no assurance that the additional cash infusions will be available, that unanticipated expenditures will not occur, or that the necessary additional capital will be raised.


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

PART II. OTHER INFORMATION


Item 5. Other Information

On June 26, the Company received a communication from the Nasdaq Stock Market regarding the minimum bid price of the Company's common stock. By rule, the stock must maintain a minimum closing bid price of $1.00 per share for at least one day within any consecutive 30-day trading period. Since the Company was not in compliance with the Rule, it had until September 24 to regain compliance or face possible delisting by the Nasdaq. To regain compliance with the Rule, the closing bid price of the stock must be at least $1.00 per share for a minimum of 10 consecutive trading days.

On September 27 the Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market. This suspension applies until January 2, 2002.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Rushmore Financial Group, Inc.

Dated: November 14, 2001                By /s/ Howard M. Stein
                                        ----------------------------------------
                                        Howard M. Stein
                                        Controller