Form 10KSB
period 2001-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2002-04-15
CIK 884892

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD _______ TO _______

                          COMMISSION FILE NO. 000-24057

                         RUSHMORE FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

              TEXAS                                       75-2375969
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

13355 NOEL ROAD, SUITE 300, DALLAS, TEXAS                    75240
 (Address of principal executive offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (972) 450-6000

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

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

                  YES [X]                              NO [ ]

The registrant's revenues for its most recent fiscal year were $7,742,396.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was/is $1,166,000.

    At December 31, 2001, the registrant had outstanding 6,542,755 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III (except Item 13) will be contained in Registrant's definitive Proxy Statement for the annual meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2002.

Transitional Small Business Disclosure Format (check one):

                  YES [X]                              NO [ ]

================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                     PART I

Item 1.          Description of Business                                                    3

Item 2.          Description of Properties                                                  6

Item 3.          Legal Proceedings                                                          6

Item 4.          Submission of Matters to a Vote of Security Holders                        6

                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters                   7

Item 6.          Management's Discussion and Analysis                                       9

Item 7.          Financial Statements                                                      14

                                    PART III

Item 8.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act                         15

Item 9.          Executive Compensation                                                    15

Item 10.         Security Ownership of Certain Beneficial Owners and Management            15

Item 11.         Certain Relationships and Related Transactions                            15

Item 12.         Exhibits and Reports on Form 8-K                                          16

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

    Rushmore Financial Group, Inc. ("Rushmore Financial Group", "Registrant", or the "Company") is a financial services holding company that provides, through its subsidiaries and affiliates, a wide range of investment and insurance products and services over the Internet and through a national distribution network of securities representatives and independent agents. The Company's financial services and product offerings are currently delivered through the Retail Investment Services distribution channel. A complementary channel, RushTrade Direct Access Online Services, presently offers only software beta testing activities, but is scheduled to become fully operational in July 2002.

    Rushmore Financial Group's Retail Investment Services business consists of retail securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities Corporation ("Rushmore Securities" or "the Firm"). In addition, Rushmore Investment Management Corporation ("Rushmore Management") provides fee-based investment advisory services and portfolio management. The Company's insurance services business selects and markets a wide range of life, disability, accident and health insurance and annuity products distributed through its registered representatives and independent agents of its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency").

    Rushmore Financial Group's RushTrade(TM) Direct Access Online Services business--Rushtrade.com (http://www.rushtrade.com), a division of Rushmore Securities, is being developed to meet the needs of the active on-line investor. The technologies incorporated in RushTrade are the result of a two-year proprietary software development by RushTrade Software Services, Inc., a wholly owned subsidiary of the Company. RushTrade will offer two distinct products to meet the needs of the active online investor, RushTrade Direct, its Level I browser-based product, and RushTrade Direct Pro, its Level II software-based product. Both products are currently in the final stages of beta testing, and are scheduled for final release in July 2002.

GROWTH STRATEGY

    The Company's growth strategy is to integrate and enhance the cross-selling opportunities of our retail brokerage, fee-based financial planning, and asset management with our RushTrade Direct Access Trading System, to provide a full range of select financial products and services to our registered representatives and clients. We expect to fulfill our growth strategy by focusing on:

    o Participating in the emerging active direct access online brokerage market with RushTrade

    o Recruiting proven financial professionals to our retail distribution network

    o Enhancing our representative and client relationships and growing assets under management

    o   Developing and implementing new technology, systems, and training

    o Developing strategic relationships with industry partners to maximize the potential of the Company and RushTrade

    o   Pursuing acquisition opportunities

RETAIL INVESTMENT SERVICES

    Retail Securities Brokerage--Rushmore Securities. Rushmore Securities provides investment services to over 30,000 client accounts through a network of approximately 150 registered representatives. Rushmore Securities is registered in all 50 states, and is a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB"), the Securities Investors Protection Corporation ("SIPC"), and the National Investment Bankers Association ("NIBA").

    Rushmore Securities functions as a retail broker for clients, usually on a non-discretionary basis, and as a discount broker to unsolicited orders from its customers and from trades initiated by other Rushmore Financial Group subsidiaries. Rushmore Securities also offers mutual funds, variable life insurance, and variable annuity products.

    Rushmore Securities acts as a broker/dealer for a full line of securities products, including stocks, bonds, mutual funds, variable annuities and certificates of deposit. It is known as a "fully disclosed" originating broker, meaning it does not hold clients' funds, does not clear clients' trades on securities markets, and is not a member of any stock exchange. Instead, it forwards all clients' trades to one of the clearing firms with which it maintains a contractual relationship to execute such trades on the appropriate market. The Firm currently has clearing agreements with Pershing Division of DLJ and Penson Financial Services. This arrangement allows the Company to reduce some of the risk associated with trading and the amount of net capital it is required to maintain under applicable securities laws.

    Rushmore Securities' registered representatives are independent contractors of the Firm and are compensated on the basis of commissions on sales of investment securities. Each representative executes an agreement with Rushmore Securities to sell securities to clients exclusively through Rushmore Securities and comply with the Firm's rules and procedures and all applicable federal and state laws. Rushmore Securities supervises the efforts of these representatives through branch office managers and other registered securities principals who supervise the activities of registered representatives.

    Rushmore Securities is continually seeking to add new representatives, especially those with prior brokerage experience and an established client base. Rushmore Securities believes it competes effectively for registered representatives based on its favorable commission structure, its ability to provide its representatives access to the securities markets, and the opportunity for representatives to earn stock options in the Company. Through its affiliate, Rushmore Management, Rushmore Securities also provides its representatives the flexibility to generate commission-based or fee-based income by providing money management services to its clients. Rushmore Management does not hold its clients' funds or securities, and has discretionary authority to direct the investments in the majority of the funds under its management. Rushmore Management directs its marketing efforts to high net worth individuals, corporations and pension plans having substantial funds to invest and that may benefit from professional money management. Rushmore Management seeks to obtain clients having portfolios of at least $100,000 and believes it can fill a niche being neglected by larger money managers.

RUSHTRADE(TM) DIRECT ACCESS ONLINE SERVICES

    RushTrade Direct Access Online Services--RushTrade.com (http://www.rushtrade.com), a division of Rushmore Securities, is being developed to meet the needs of the active on-line investor. RushTrade will offer its clients real-time Level I and Level II investment price quotes combined with direct access to Electronic Communications Networks ("ECN"s) and the major Exchanges. The products offered by RushTrade.com are currently in beta testing, and should be ready for final release no later than July 2002.

    The technologies incorporated in RushTrade are the result of a two-year proprietary software development by RushTrade Software Services, Inc., a wholly owned subsidiary of the Company. RushTrade will enable the Company's customers, or other users/licensees of the RushTrade software, to receive market information on a streaming real-time basis, analyze that information using advanced decision support tools, and make and execute a trade within seconds. Using this system, customers will receive the best possible price, because orders are sent directly to the particular Exchange or ECN offering the best price on any particular stock at any given time. In contrast, most of the traditional on-line brokerage firms process customer orders through browser-based software that routes the order through the firm's trading desk or to third-party wholesalers with "payment for order flow" arrangements.

    RushTrade will offer two distinct products to meet the needs of the active online investor, RushTrade Direct, its Level I browser-based product, and RushTrade Direct Pro, its Level II software-based product.

    RushTrade Direct will fulfill the needs of the online investor by delivering real-time quotes and information, RushTrade's Direct Access Routing Technology (DART(TM)), and customer service provided by experienced registered representatives. This product will be delivered to investors via the Internet, and therefore will be able to be accessed from virtually any computer with a web browser.

    RushTrade Direct Pro, RushTrade's proprietary software-based Level II product, will meet the more sophisticated on-line investors' demands by providing the latest trading technologies and service available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II securities quotes, news, charts, research, and RushTrades' proprietary Direct Access Routing Technology (DART(TM)). DART(TM) will enable investors to route their orders directly to the specific ECN or Exchange with the best market price, thus saving the investor time and money by providing improved trade execution quality. RushTrade Direct Pro clients will have access to the same customer service support that all RushTrade Direct users receive.

    The RushTrade products were released into various stages of testing during 2001-2002. Beta testing began for RushTrade Direct in July 2001. Beta testing for RushTrade Direct Pro began in November 2001, and again with additional features in February 2002. Both products are scheduled for final release in July 2002. RushTrade's Penson Back Office Administrative tool, a module necessary for licensing the software to other broker/dealers who have clearing arrangements with Penson Financial, is currently under development, and is expected to be ready for beta testing in May or June 2002. Final release of the module is expected to occur no sooner than July 2002.

THE INDUSTRY

    The financial services industry is highly competitive with many large, diversified, well-capitalized brokerage firms, financial institutions, and other organizations. The Company, in many instances, competes directly with such organizations for market share of commission revenue, qualified registered representatives, and insurance agents.

    Securities Brokerage. Rushmore Securities competes among more than 8,000 broker-dealers employing more than 700,000 registered representatives. Rushmore Securities believes it is able to compete due to Rushmore Securities' access to the same securities as larger firms and the experience and qualification of its sales force. Rushmore Securities competes for registered representatives by use of a favorable commission structure, its ability to provide its representatives access to all securities markets, and the opportunity to earn stock options in the Company. Rushmore Management seeks to attract funds for management utilizing the broad network of brokers and agents of Rushmore Insurance and Rushmore Securities, as well as a network of CPA's and other professionals who actively market fee-based advisory services. Rushmore Investment Management markets its services emphasizing its flexible fee structure and its investment track record.

RECENT ACQUISITION

    In January 2001, the Company acquired some of the assets and several of the companies formerly part of the Northstar financial group of companies. These firms conducted business as a registered investment advisor and as a marketer of life and health insurance products to consumers. A more complete description of this transaction may be found as Footnote # 7 to the Financial Statements incorporated in this document.

SUBSEQUENT EVENTS

    In March 2002 the Company's technology development subsidiary, RushTrade Software Services, Inc. entered into a non-exclusive agreement with CentraTrade Services, Ltd. of Houston whereby CentraTrade would become a licensee and distributor of RushTrade's RushTrade Direct and RushTrade Direct Pro software platforms to other NASD member broker/dealers. Upon the completion and final release of the RushTrade software and its associated Penson Back Office Administrative Tool, the Company expects to begin to derive various revenue streams in the form of licensing fees and royalties from these expected licensing arrangements.

    Also in March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which are to be referred or directed to RushTrade over the next six months in exchange for $300,000 in RFGI common stock at $0.25 per share. These shares will be held in trust by the Company, and will be issued upon the completion of certain milestones. OTA is an education provider and conducts classroom training for those interested in day trading or other active investors who seek the latest investment tools and techniques in the active trader market. RushTrade has entered into a strategic relationship with OTA as an industry partner for training and education whereby OTA will conduct training classes using RushTrade Direct Pro.

    On April 9, 2002, RushTrade Software Services, Inc. entered into a non-binding Letter of Intent with Fidelity Asset Management co. of Huntington Beach, CA ("Fidelity") to license the RushTrade Direct Pro software. This Letter of Intent is subject to the execution of definitive documents, which are expected to call for RushTrade to provide to Fidelity a co-branded "private label" version of the RushTrade Direct Pro software, to include a customized graphical user interface modified for the Chinese language. The documents are also expected to provide for a 24 month exclusive territorial rights usage in Hong Kong and Mainland China, subject to the approval of various governmental officials or regulatory authorities. If the transaction is consummated, RushTrade is expected to receive an initial front-end license fee in the amount of $500,000 plus a monthly license fee.

EMPLOYEES

    Rushmore has a total of 23 employees located in the Company's offices in Dallas, Texas, including 10 in its investment services operations, 2 in its insurance services area, 8 in its accounting and technology departments, and 3 in its executive offices.

    The Company has approximately 150 registered representatives, and is under contract with additional independent agents to market life insurance and annuities in over 40 states.

REGULATION

    The Company's business is subject to a high degree of regulation. The insurance and securities businesses are two of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on the Company's operations.

    Rushmore Securities is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect Rushmore Securities' books and records to determine compliance with laws applicable to securities dealers.

    Rushmore Management is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on its officers and employees, review and approval of business methods, compensation structures, advisory agreements, and advertising.

ENVIRONMENTAL MATTERS

    None of the Company's activities result in any discharge of hazardous materials or other environmental risks.

ITEM 2.   DESCRIPTION OF PROPERTIES

    The Company leases 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. The Company believes these facilities are adequate to meet its requirements at its current level of business activity. As the level of business activity expands, the Company will need to lease additional space.

ITEM 3.   LEGAL PROCEEDINGS

    Although the Company is engaged in legal proceedings from time to time, neither the Company nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In December 2001, the Company held its annual shareholders meeting. At this meeting, votes representing over 80% of the outstanding shares were cast in favor of re-electing three members of the Company's Board of Directors to new three-year terms, and ratifying the appointment of Grant Thornton as independent auditors for 2001.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded in the over-the-counter market on the Nasdaq SmallCap Market under the Symbol "RFGI." The Company has been notified by the Nasdaq Stock Market that it has until August 13, 2002 to comply with its minimum continued listing requirement by maintaining a minimum closing bid price of $1.00 for at least 10 consecutive trading days. The Company has also been notified by the Nasdaq Stock Market that it has until April 15, 2002 to comply with its minimum continued listing requirement by reporting a minimum balance of $2,500,000 in Shareholder's Equity. There can be no assurance that the Company will demonstrate compliance with these requirements in the future.

    According to Nasdaq, the following table shows the price range of the Company's Common Stock for the time periods indicated:

                            FROM            TO          HIGH        LOW
                         ----------      ----------    -------    -------
                         01/01/2000 -    03/31/2000    $3.1250    $2.0000
                         04/01/2000 -    06/30/2000     2.5000     0.9375
                         07/01/2000 -    09/30/2000     2.0000     0.8750
                         10/01/2000 -    12/31/2000     1.5000     0.3750
                         01/01/2001 -    03/31/2001     1.3130     0.5470
                         04/01/2001 -    06/30/2001     1.1250     0.5000
                         07/01/2001 -    09/30/2001     0.8200     0.1200
                         10/01/2001 -    12/31/2001     0.5300     0.1500


HOLDERS

    As of November 14, 2001 there were 187 holders of record and over 1,500 beneficial holders of the Company's Common Stock. There were also 42 holders of the Company's Preferred Stock.

DIVIDENDS

    The Company does not anticipate any stock or cash dividends on its commons shares in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Common Stock - Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act. No underwriting discounts or commissions were paid with respect to such sales.

                                                                        Offering     Exemption
                              Date                Number of Shares        Price       Claimed
                              ----                ----------------      --------     ---------
                          October 1999(2)                375,000         $ 4.00         (1)
                         February 2000(3)                 16,802           1.30         (1)
                              May 2000(4)                166,667           1.35         (1)
                             June 2000(5)                  5,000           2.38         (1)
                             July 2000(6)                 16,240           1.00         (1)
                        September 2000(7)                650,000           1.00         (1)
                         February 2001(8)                906,400           0.75         (1)
                              May 2001(9)              1,000,000           0.50         (1)
                             July 2001(10)                 3,245           0.55         (1)
                           August 2001(11)               300,000           0.29         (1)
                          October 2001(10)                 5,317           0.40         (1)
                         November 2001(12)               370,418           0.29         (1)

    Preferred Stock - Registrant has sold and issued the shares of Preferred Stock described below within the past three years that were not registered under the Act.

                                     Number of        Offering    Exemption
                 Date                 Shares           Price       Claimed
            --------------           ---------        --------    ---------
              January 2000              8,000         $ 25.00        (1)
                 June 2000              5,520           25.00        (1)
                April 2001              7,080           10.00        (1)
                  May 2001             17,200           10.00        (1)
                 June 2001             16,180           10.00        (1)
            September 2001              1,000           10.00        (1)
             December 2001             31,500           10.00        (1)

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

(2) Consists of 125,000 shares of common stock and warrants to purchase 250,000 shares of common stock for a purchase price ranging from $4.00 to $7.00 per share in connection with a private placement to a single investor. Registrant received $500,000 proceeds less $27,000 of commissions.

(3) Exercise of stock options at prices from $1.625 to $1.875 per share, and grants of 5,000 shares at an average price of $0.04 per share.

(4) Consists of 166,667 shares of common stock issued to a single investor for sales proceeds of $225,000.

(5) Settlement of litigation for issuance of 5,000 shares of stock and warrants for 35,000 shares of stock at a price of $2.375 per share. Registrant recorded expense of $82,238 in connection with this transaction, but received or paid no cash.

(6) Exchange of preferred stock for common stock to a single investor.

(7) Issuance of 650,000 shares of stock to a group of six investors.

(8) Acquisition of the Northstar companies for 906,400 shares.

(9) Consists of 1,000,000 shares of stock to three investors for sales proceeds of $500,000.

(10) Issuance of stock for preferred stock dividends.

(11) Issuance of 300,000 shares of stock for investor relations consulting.

(12) Issuance of 32,500 shares of stock for stock-based compensation, 40,000 shares of stock in settlement of certain expenses, 75,004 shares of stock in connection with the exchange of restricted common shares and unrestricted common shares, and 222,914 shares of stock at an average price of $0.16 per share.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL INFORMATION

    The following selected financial information should be read in conjunction with the financial statements and the notes thereto. The information for the years ended December 31, 2001, 2000, and 1999, are derived from the audited financial statements of the Company.

    For the years 2000 and 1999, amounts have been reclassified to reflect the decision to discontinue the Rushmore Life Insurance Company and Rushmore Investment Advisors, Inc. operations of the Company.

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                  YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                            2001             2000             1999
                                                        ------------     ------------     ------------
                                                          (dollars in thousands, except per share data)
     STATEMENT OF OPERATIONS DATA:
           Revenue from investment services             $      6,950     $      2,688     $      3,410
           Revenue from insurance services                       759            1,582            1,357
           Total revenues                                      7,742            4,332            4,795

           Investment services expense                         5,858            2,038            2,584
           Insurance services expense                            357              940              871
           General and administrative expenses                 3,692            3,163            2,847
           Total expenses                                      9,907            6,141            6,302

           Operating loss                                     (2,164)          (1,809)          (1,507)
           Loss from continuing operations                    (2,204)          (1,058)          (1,519)
           Income (loss) from discontinued operations         (2,993)             (92)           1,017
           Net loss                                           (5,197)          (1,149)            (448)

           Loss per share from continuing operations,
              basic and diluted                                (0.39)           (0.27)           (0.47)

           Income (loss) per share from discontinued
              operations, basic and diluted                    (0.51)           (0.02)            0.33

           Net loss per share, basic and diluted               (0.90)           (0.29)           (0.14)

           Operating margin
               Investment services                              15.7%            24.2%            24.2%
               Insurance services                               52.9%            40.6%            35.8%

           G&A expenses as % of Revenues                        47.7%            73.0%            59.4%

                                                             AS OF DECEMBER 31,
                                                   ------------------------------------------
                                                      2001            2000           1999
                                                   ------------   ------------   ------------
                                                           (dollars in thousands)
     BALANCE SHEET DATA:
           Cash and equivalents                    $        262   $      1,218   $        379
           Accounts receivable                              339            766            774
           Net assets of discontinued operations             --          3,268          3,967
           Total assets                                   4,235          6,558          6,595
           Total debt                                       150            170            115
           Total liabilities                              1,675            530            600
           Shareholders' equity                           2,559          6,028          5,995

PLAN OF OPERATION

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2001, the Company had $1,675,246 in liabilities, and cash and accounts receivable of $600,508. Also, the Company had net losses from continuing operations of $1,057,635 in 2000 and $2,203,896 in 2001. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches an sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company has taken several steps to increase cash by the use of borrowings and equity. In the first quarter of 2002 the Company raised $200,000 through the sale of convertible debentures and $65,000 from the sale of preferred stock. Early in April 2002, the Company signed a selling agreement with an institutional broker/dealer in Houston to complete the remaining amount, approximately $500,000, of the current preferred stock offering on a "best efforts" basis.

    The Company has undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the upcoming release of the RushTrade software products. The Company is pursuing additional agreements similar to the OTA and Fidelity agreements (see Subsequent Events pages 5-6) to further increase revenue.

DISCONTINUED OPERATIONS

    In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. In May 2001 the Company determined that a "spin-off" was not the appropriate method to divest itself of Rushmore Advisors. In September 2001 the Company entered into an agreement, with an effective date of August 1, 2001, to sell Rushmore Advisors to Mr. John Vann in exchange for the redemption and cancellation of 597,405 shares of the Company's common stock plus a note for $200,000. This note was subsequently discounted to $100,000 and paid. As part of the sale, Mr. Vann also retained the right to prepay his existing note of $280,319 to the Company at a discount. This note was subsequently discounted to $150,000 and paid. The sale, including the discounted note payoffs, resulted in a one-time non-operating loss of approximately $2,900,000 in September 2001.

    In December 2000, the Company entered into a sales agreement to sell Rushmore Life Insurance Company, a subsidiary of the Company engaged in the reinsurance of the life insurance policies written by the Company's sales agents. The sales price of $266,997 represents the statutory net worth of the Life Company at December 31, 2000. The sales price, plus accrued interest, was received in July 2001.

    The financial data relating to Rushmore Investment Advisors, Inc. and Rushmore Life Insurance Company is classified as discontinued operations for all periods presented.

CRITICAL ACCOUNTING POLICIES

Recoverability of Software Costs

    The Company capitalizes certain costs associated with the development of the RushTrade software products. As of December 31, 2001, the total of all capitalized costs was $1,739,257. Upon release of each of the RushTrade products or modules, costs related to that product or module will be charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module will be amortized by the greater of the revenue method or the straight-line method over a three-year period.

Amortization of Goodwill

    The Company recorded goodwill of $1,334,164 relating to the Northstar acquisition in 2001. During 2001 this amount was reduced by $81,532 through amortization. Beginning in 2002, amortization is no longer required. Instead, the Company will apply the accounting rules contained in SFAS 142, Goodwill and Intangible Assets, which call for periodic testing for impairment. Should impairment be indicated, the impaired amount will be charged to expense.

Deferred Income Taxes

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

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues

    The following table sets forth the components of the Company's revenues for the periods indicated:

                                                       Year Ended December 31,
                                                     ---------------------------
                         Revenue                         2001          2000
                  -------------------                ------------   ------------
                  Insurance Services                 $    759,203   $  1,581,798
                  Investment Services                   6,950,350      2,688,389
                  Corporate                                32,843         62,001
                                                     ------------   ------------
                          Total                      $  7,742,396   $  4,332,188
                                                     ============   ============

    Total revenues increased $3,410,208, or 78% from 2000 to 2001. Investment Services revenue increased $4,261,961. This was offset by decreases of $29,158 in Corporate revenue and $822,595 in Insurance Services revenue. The increase in revenue is generally due to the new sales representatives recruited by Rushmore Securities from the former Northstar Securities firm.

    Insurance Services revenues decreased $822,595, or 52% from 2000 to 2001. Revenue decreases were composed of decreases of $667,610 in accident and health insurance policy revenue and $88,907 in association management fees. Interest earned on commissions advanced to agents decreased $36,801, as the amounts originally advanced continue to be reduced by repayments paid from policy earnings. The decrease in Insurance Services revenues is primarily due to management's decision to reposition the Company, and divert its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. The Insurance Services segment will continue to decrease in size, and will merge into the Investment Services segment in 2002.

    Investment Services revenue increased $4,261,961, or 158%, from 2000 to 2001. The increase is generally attributable to the 153 new sales representatives recruited by Rushmore Securities in February and March from the former Northstar Securities firm. All categories of retail revenue increased, with the main increases being in $1,629,450 in brokerage income, $911,695 in variable annuity commissions, $832,974 in mutual fund revenue, $581,790 in advisory fees, and $629,442 in other commission sources. Revenue associated with RushTrade decreased $323,390, including a decrease of $167,500 in software licensing revenue due mainly to receiving a one-time fee of $100,000 in 2000 and the expiration in September 2000 of a licensing contract that was not renewed.

Expenses

    The following table sets forth the components of the Company's expenses for the periods indicated:

                                                       Year Ended December 31,
                                                  --------------------------------
                         Expense                      2001                2000
                  -----------------------         ------------        ------------
                  Insurance Services              $    679,964        $  1,276,784
                  Investment Services                7,796,615           3,491,736
                  Corporate                          1,430,155           1,372,865
                                                  ------------        ------------
                          Total                   $  9,906,734        $  6,141,385
                                                  ============        ============

    Total expenses increased $3,765,349, or 61%, from 2000 to 2001. Expenses decreased $596,820 in Insurance Services, but were offset by increases of $4,304,879 in Investment Services and $57,290 in the Corporate division.

    Insurance Services expenses decreased $596,820, or 47%, from 2000 to 2001. The main component of the decrease was commission expense, which decreased $563,161 to $334,656. This is generally attributable to the decrease in insurance revenue. Compensation expense increased $73,912 as a general result of staff acquired in the Northstar acquisition. This increase was largely offset by a decrease of $58,217 in bad debt expense and $18,393 in sales lead costs, as the Company's repositioning efforts resulted in a general decline in insurance activity.

    Investment Services expenses increased $4,304,879 or 123%, from 2000 to 2001. Expenses generally increased due to the increase in business activity provided by the former Northstar sales representatives. Sales commissions increased $3,511,269 to $5,144,889 generally as the result of the increase in retail brokerage revenue. Legal and professional fees decreased from $356,525 in 2000 to $92,338 in 2001, primarily attributable to settlements made in 2000. Increased business generated primarily by the acquired sales representatives was the primary cause of increases of $338,118 in payroll expenses, $244,805 in quotation service fees, and $232,738 in insurance costs. RushTrade advertising decreased $148,015, as management concentrated its resources away from advertising and toward the development of the RushTrade products.

    Corporate expenses increased $57,290 or 4% from 2000 to 2001. Staff reductions caused reductions of $57,222 in compensation expense, $23,118 in telephone costs, and $37,663 in office rent. Legal and professional fees rose $69,598, primarily due to issuing $87,000 in common stock in payment for investor relations consulting. Insurance expense rose $126,878, due mainly to increased staffing levels and unfavorable health insurance self-insured claims experience.

Operating loss from continuing operations

    The following table sets forth the components of the Company's operating loss from continuing operations for the periods indicated:

                                                                 Year Ended December 31,
                        Income (Loss) from                     --------------------------
                      Continuing Operations                       2001            2000
                     ----------------------                    -----------    -----------
                     Insurance Services                        $    79,239    $   305,014
                     Investment Services                          (846,265)      (803,347)
                     Corporate                                  (1,436,870)      (559,302)
                                                               -----------    -----------
                              Total                            $(2,203,896)   $(1,057,635)
                                                               ===========    ===========

    The Company reported a loss from continuing operations of $2,203,896 for 2001, a 108% increase from the 2000 loss of $1,057,635. The loss from continuing operations applicable to common shareholders for 2001 was

$2,262,072, or ($0.39) per share (basic and diluted). For 2000, the loss from continuing operations applicable to common shareholders was $1,079,235, or ($0.27) per share (basic and diluted).

LIQUIDITY

    Cash Flows from Operating Activities. The Company had a loss from continuing operations of $2,203,896 for the year ended December 31, 2001. This amount was adjusted for non-cash expenses consisting of depreciation and amortization of $301,446, the issuance of stock for expenses at fair value of $120,778, and stock-based compensation of $16,525. Cash flows from operating activities were increased by a decrease in receivables of $437,281, an increase in accounts payable of $453,553, and by various other cash flow adjustments aggregating a net use of cash of $36,963; thus yielding a net cash flow used by operating activities in the amount of $911,276.

    Cash Flows From Investing Activities. Cash flow used by investing activities during the year ended December 31, 2001 was $1,143,438, primarily due to capitalizing $1,097,051 in development costs related to the RushTrade direct access software. Other investing items included net fixed asset purchases of $57,434, and $11,047 in cash acquired in the Northstar acquisition.

    Cash Flows from Financing Activities. During the year ended December 31, 2001, the Company raised a total of $1,573,947 from the following sources:
$713,297, net of issuance costs, from the sale of preferred stock, $557,194, net of issuance costs, from the sale of common stock, and $303,456 from borrowings. The Company paid $391,206 as payments on notes payable and $54,264 as preferred stock dividends.

    Credit Facilities and Resources. The Company's cash and cash equivalents available for operations at December 31, 2001 were $261,761, a decrease of $956,556 from the balance at December 31, 2000. The Company's requirements for normal cash expenditures, as well as costs for the further development and launch of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

    Going Concern. At December 31, 2001 the Company's liabilities exceeded its cash and receivables by $1,074,738. Further, the Company has experienced cumulative net losses from operations of $3,261,531 over the past two years. A discussion of these items, and Management's operating plans for the future, are more fully described in the section "Plan of Operation" on page 10 of this document.

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

    In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after

December 15, 2001. The elimination of the amortization of goodwill upon adoption of SFAS 142 will reduce annual operating expenses by approximately $89,000. The Company adopted SFAS 142 on January 1, 2002.

    In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets, which revises the accounting for long-lived assets and superceded SFAS
121. The Company was required to implement SFAS 144 on January 1, 2002. The Company has not yet determined the full impact of this implementation on its financial statements, but does not believe that it will be material.

Item 7.  Financial Statements

Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                                                            PAGE
                                                                                                            ----
    Report of Independent Certified Public Accountants                                                      F-1
    Consolidated Balance Sheet - December 31, 2001                                                          F-2
    Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000                    F-3
    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000 and 2001          F-4
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000                    F-5
    Notes to Consolidated financial Statements                                                              F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
of Rushmore Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2001, the Company had liabilities due within one year of $1,675,246, cash and accounts receivable of $600,508, and had losses from continuing operations of $2,203,896 in 2001 and $1,057,635 in 2000. These matters, among others described in Note 2, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Footnote #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

Dallas Texas
April 12, 2002

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                 ASSETS

Cash and cash equivalents                                                 $    261,761
Accounts receivable                                                            338,747
Prepaid expenses and deposits                                                  227,449
Developed software, at cost                                                  1,739,257
Property and equipment, net of accumulated depreciation                        413,598
Goodwill, net of accumulated amortization                                    1,253,932
                                                                          ------------
               Total assets                                               $  4,234,744
                                                                          ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable                                                      $  1,012,529
    Notes payable                                                              150,154
    Accrued expenses and other liabilities                                     512,563
                                                                          ------------
               Total liabilities                                             1,675,246
                                                                          ------------

Shareholders' Equity:
    Preferred stock-9% cumulative preferred stock, $10 par value,
         2,000 shares issued and outstanding                                    20,000
    Preferred stock-Series A 9% cumulative preferred stock, $10 par
         value; 12,063 shares issued and outstanding                           120,630
    Preferred stock-Series B 9% convertible cumulative preferred stock:
         $10 par value; 13,520 shares issued and outstanding                   135,200
    Preferred stock-Series C 9% convertible cumulative preferred stock:
         $10 par value; 41,460 shares issued and outstanding                   414,600
    Preferred stock- Series 2002A 9% convertible cumulative preferred
         stock: $10 par value, 31,500 shares issued and outstanding            315,000
    Common stock-$0.01 par value, 10,000,000 shares authorized;
         7,229,633 shares issued                                                72,296
    Additional paid in capital                                              12,154,388
    Treasury stock, at cost-686,878 shares                                    (421,022)
    Common stock subscriptions receivable                                       (4,118)
    Accumulated deficit                                                    (10,247,476)
                                                                          ------------
               Total shareholders' equity                                    2,559,498
                                                                          ------------

                                                                          ------------
               Total liabilities and shareholders equity                  $  4,234,744
                                                                          ============


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,

                                                              2001           2000
                                                          -----------    -----------
          Revenue:
              Insurance Services:
                  Insurance policy income                 $   482,122    $ 1,150,661
                  Agency management fee                       277,081        431,137
              Investment Services:
                  Commissions and fees                      6,950,350      2,688,389
              Other                                            32,843         62,001
                                                          -----------    -----------
                      Total revenues                        7,742,396      4,332,188
                                                          -----------    -----------
          Expenses:
              Insurance Services:
                  Commission expense                          334,656        897,817
                  Other insurance services expenses            22,829         42,326
              Investment Services:
                  Commission expense                        5,144,889      1,633,620
                  Other investment services expenses          712,626        404,398
              General and administrative                    3,691,734      3,163,224
                                                          -----------    -----------
                      Total expenses                        9,906,734      6,141,385
                                                          -----------    -----------
                      Operating loss                       (2,164,338)    (1,809,197)
          Other Income (Expense):
              Gain on sale of securities software                  --        772,333
              Interest expense, net                           (39,558)       (20,771)
                                                          -----------    -----------
          Loss from continuing operations                  (2,203,896)    (1,057,635)
                                                          -----------    -----------

          Discontinued operations
              Loss from discontinued operations               (95,743)       (91,507)
              Loss from disposition of discontinued
                 operations                                (2,897,473)            --
                                                          -----------    -----------
          Net Loss                                        $(5,197,112)   $(1,149,142)
                                                          ===========    ===========
          Basic and diluted loss per share of
             common stock, continuing operations          $     (0.39)   $     (0.27)
                                                          ===========    ===========
          Basic and diluted net loss per share of
             common stock                                 $     (0.90)   $     (0.29)
                                                          ===========    ===========

             Weighted average common shares outstanding     5,858,672      4,054,050

           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                ADDITIONAL
                                                    PREFERRED        COMMON     SUBSCRIPTIONS     PAID IN       ACCUMULATED
                                                     STOCK           STOCK       RECEIVABLE       CAPITAL         DEFICIT
                                                   -----------    -----------    -----------    ------------    ------------
Balance, January 1, 2000                           $   156,870    $    37,895             --    $  9,851,128    $ (3,901,222)
                                                   -----------    -----------    -----------    ------------    ------------
    Net loss                                                --             --             --              --      (1,149,142)
    Common stock issued; 5,000 shares, for
    stock-based compensation                                --             50             --           6,700              --
    Common stock issued; 821,667 shares, net
    of issuance cost                                        --          8,217             --         844,220              --
    Stock options issued in litigation
    settlement                                                                                        82,188
    Preferred stock issued, 13,520 shares              135,200             --             --         116,305              --
    Common stock options exercised, 11,802
    shares                                                  --            118             --          21,583              --
    Preferred stock dividends paid                          --             --             --         (32,369)             --
    Common stock subscribed                                 --             --        (33,439)             --              --
    Preferred stock exchanged for common
    stock                                              (16,240)           163             --          16,077              --
                                                   -----------    -----------    -----------    ------------    ------------
Balance, December 31, 2000                             275,830         46,443        (33,439)     10,905,832      (5,050,364)
                                                   -----------    -----------    -----------    ------------    ------------
    Net loss                                                                                                      (5,197,112)
    Preferred stock issued; 72,960 shares,
    net of issuance cost                               729,600                                       (16,303)
    Common stock acquired; 597,405 shares,
    in the sale of Rushmore Investment
    Advisors
    Cash received on common stock
    subscriptions                                                                     33,439
    Common stock issued; 32,500 shares for
    stock-based compensation                                              325                         16,200
    Common stock issued; 40,000 shares, net
    of issuance cost, in settlement of
    expenses                                                              400                         11,627
    Common stock issued; 1,222,914 shares,
    net of issuance cost                                               12,229                        515,644
    Common stock issued; 906,400 shares, net of
    issuance cost, for the Northstar acquisition                        9,064                        670,736
    Common stock issued; 300,000 shares, net of
    issuance cost, for consulting services                              3,000                         84,000
    Common stock issued; 75,004 shares, net
    of issuance cost, for shareholder
    exchanges                                                             750                         21,001
    Common stock issued; 8,562 shares,
    for preferred stock dividends                                          85                          3,827
    Preferred stock dividends paid                                                                   (58,176)
    Common stock subscribed                                                           (4,118)
                                                   -----------    -----------    -----------   -------------    ------------
Balance, December 31, 2001                         $ 1,005,430    $    72,296    $    (4,118)  $  12,154,388    $(10,247,476)
                                                   ===========    ===========    ===========   =============    ============

                                                       TREASURY
                                                        STOCK          TOTAL
                                                     -----------    -----------
Balance, January 1, 2000                             $  (116,345)   $ 5,994,967
                                                     -----------    -----------

    Net loss                                                  --     (1,149,142)
    Common stock issued; 5,000 shares, for
    stock-based compensation                                  --          6,750
    Common stock issued; 821,667 shares, net
    of issuance cost                                          --        852,437
    Stock options issued in litigation
    settlement                                                           82,188
    Preferred stock issued, 13,520 shares                     --        251,505
    Common stock options exercised, 11,802
    shares                                                    --         21,701
    Preferred stock dividends paid                            --        (32,369)
    Common stock subscribed                                   --            (80)
    Preferred stock exchanged for common
    stock                                                     --             --
                                                     -----------    -----------
Balance, December 31, 2000                              (116,345)     6,027,957
                                                     -----------    -----------
    Net loss                                                         (5,197,112)
    Preferred stock issued; 72,960 shares,
    net of issuance cost                                                713,297
    Common stock acquired; 597,405 shares,
    in the sale of Rushmore Investment
    Advisors                                            (304,677)      (304,677)
    Cash received on common stock
    subscriptions                                                        33,439
    Common stock issued; 32,500 shares for
    stock-based compensation                                             16,525
    Common stock issued; 40,000 shares, net
    of issuance cost, in settlement of
    expenses                                                             12,027
    Common stock issued; 1,222,914 shares,
    net of issuance cost                                                527,873
    Common stock issued; 906,400 shares, net of
    issuance cost, for the Northstar acquisition                        679,800
    Common stock issued; 300,000 shares, net of
    issuance cost, for consulting services                               87,000
    Common stock issued; 75,004 shares, net
    of issuance cost, for shareholder
    exchanges                                                            21,751
    Common stock issued; 8,562 shares,
    for preferred stock dividends                                         3,912
    Preferred stock dividends paid                                      (58,176)
    Common stock subscribed                                              (4,118)
                                                      -----------    ----------
Balance, December 31, 2001                            $  (421,022)   $2,559,498
                                                      ===========    ==========

           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                2001           2000
                                                                             -----------    -----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
            Loss from continuing operations                                  $(2,203,896)   $(1,057,635)
            Adjustments to reconcile loss from continuing operations
              to net cash used in operating activities
                 Issuance of common stock and options for services               120,778         82,188
                 Stock-based compensation                                         16,525          6,750
                 Depreciation and amortization                                   301,446        264,853
                 (Gain) loss on sale of assets                                    11,804       (772,333)
                 Change in operating assets and liabilities, net of effect
                    of the 2001 acquisition:
                    (Increase) decrease in assets:
                      Accounts receivable                                        437,281          8,205
                      Prepaid expenses and deposits                              (48,767)       (63,471)
                    Increase (decrease) in liabilities:
                      Accrued expenses and other liabilities                     453,553       (125,176)
                                                                             -----------    -----------

     Net cash used in operating activities                                      (911,276)    (1,656,619)
                                                                             -----------    -----------
     CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of equipment                                                (95,134)      (114,501)
            Capitalization of software development costs                      (1,097,051)      (642,206)
            Cash received on sale of assets                                       37,700      1,500,000
            Cash received from 2001 acquisition                                   11,047             --
                                                                             -----------    -----------

     Net cash provided by (used in) investing activities                      (1,143,438)       743,293
                                                                             -----------    -----------
     CASH FLOWS FROM FINANCING ACTIVITIES:

            Proceeds from sale of Common Stock, net of offering costs            557,194        874,058
            Proceeds from sale of Preferred Stock, net of offering costs         713,297        251,505
            Preferred Stock dividends paid                                       (54,264)       (32,369)
            Payments on notes payable                                           (391,206)       (76,681)
            Proceeds from notes payable                                          303,456        131,443
                                                                             -----------    -----------

     Net cash provided by financing activities                                 1,128,477      1,147,956
                                                                             -----------    -----------


     Net cash provided by (used in) continuing operations                       (926,237)       234,630


     Net cash provided by (used by) discontinued operations                      (30,319)       604,942


     Change in cash and cash equivalents                                        (956,556)       839,572
     Cash and cash equivalents at beginning of period                          1,218,317        378,745
                                                                             -----------    -----------
     Cash and cash equivalents at end of period                              $   261,761    $ 1,218,317
                                                                             ===========    ===========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid for interest                                           $    30,126    $    20,771

            Cash paid for income taxes                                                --    $        --
     SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
            Common stock issued as dividends on preferred stock              $     3,912    $        --
            Common stock issued in the 2001 acquisition                      $   679,800    $        --


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

Rushmore Securities Corporation ("Rushmore Securities"), a wholly owned subsidiary of the Company, is registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD"). Licensed registered representatives offer clients a variety of investments, including stocks, bonds, mutual funds, variable annuities and public and private limited partnerships. Rushmore Securities is a "fully disclosed introducing broker-dealer," meaning that it does not hold any customer funds or securities nor have a seat on any stock exchange. It "clears" its securities trades through Pershing Division of DLJ and Penson Financial Services, which hold customer funds and securities and execute trades for such transactions. The clearing broker-dealers receive a portion of the gross commissions as compensation for handling such transactions.

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

Rushmore Investment Management Corp. ("Rushmore Management") is a wholly owned subsidiary acquired in January 2001 as part of the Northstar acquisition. Formerly known as Northstar Financial Services, Inc., Rushmore Management is engaged in providing fee-based investment management services.

RushTrade Software Services Inc. ("RushTrade Software"), a wholly owned subsidiary of the Company, is the primary technology development unit of the Company, and will be licensor of the RushTrade software.

(2) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2001, the Company had liabilities due within one year of $1,675,246, cash and accounts receivable of $600,508, and had losses from continuing operations of $2,203,896 in 2001 and $1,057,635 in 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken several steps to increase cash by the use of borrowings and equity. In the first quarter of 2002 the Company raised $200,000 through the sale of convertible debentures and $65,000 from the sale of preferred stock. Early in April 2002, the Company signed a selling agreement with an institutional broker/dealer in Houston to complete the remaining amount, approximately $500,000, of the current preferred stock offering on a "best efforts" basis.

The Company has undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the upcoming release of the RushTrade software products. The Company is pursuing additional agreements to further increase revenue.

(3) DISCONTINUED OPERATIONS

In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. In May 2001 the Company determined that a "spin-off" was not the appropriate method to divest itself of Rushmore Advisors. In September 2001 the Company entered into an agreement, with an effective date of August 1, 2001, to sell Rushmore Advisors to Mr. John Vann in exchange for the redemption and cancellation of 597,405 shares of the Company's common stock plus a note for $200,000. This note was subsequently discounted to $100,000 and paid. As part of the sale, Mr. Vann also retained the right to prepay his existing note of $280,319 to the Company at a discount. This note was subsequently discounted to $150,000 and paid. The sale, including the discounted note payoffs, resulted in a one-time non-operating loss of approximately $2,900,000 in September 2001.

Financial information for Rushmore Advisors from January 1 through June 30 is presented in the table below. Data from July 1 until the sale date of August 1 is not available; however, the results of operations of Rushmore Advisors for this period are estimated to be immaterial to the transaction as a whole.

The following table sets forth operating data from the above operation:

                                  Assets                  June 30, 2001
                                  ------                 --------------
                  Cash and investments                   $       17,077
                  Accounts receivable                           175,242
                  Prepaid expenses and deposits                  32,508
                  Property and equipment, net                   161,442
                  Goodwill, net                               3,200,919
                                                         --------------
                               Total assets              $    3,587,188
                                                         ==============

                                Liabilities
                                -----------
                  Accounts payable                       $      250,387
                  Notes payable                                 164,970
                                                         --------------
                             Total liabilities                  415,357
                                                         --------------

                  Net assets of discontinued operation   $    3,171,831
                                                         ==============

                  Revenue                                $      533,821

                  Net loss                               $       95,743

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation Policy

    The accompanying consolidated financial statements include the accounts of Rushmore Financial Group, Inc. and its subsidiaries, Rushmore Securities, Rushmore Management, Rushmore Insurance, and its affiliate Rushmore Agency. All significant inter-company transactions have been eliminated in consolidation.

(b) Capitalization of Software Development Costs

    The Company capitalizes certain costs associated with the development of the RushTrade software products. As of December 31, 2001, the total of all capitalized costs was $1,739,257. Upon release of each of the RushTrade products or modules, costs related to that product or module will be charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module will be amortized by the greater of the revenue method or the straight-line method over a three-year period.

(c) Goodwill

    The Company recorded goodwill of $1,334,164 relating to the Northstar acquisition in 2001. During 2001 this amount was reduced by $81,532 through amortization. Beginning in 2002, amortization is no longer required. Instead, the Company will apply the accounting rules contained in SFAS 142, Goodwill and Intangible Assets, which call for periodic testing for impairment. Should impairment be indicated, the impaired amount will be charged to expense.

(d) Valuation of Long-lived Assets

    The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.

(e) Cash and Cash Equivalents

    Company funds not currently required to fund operations are kept in liquid commercial bank accounts paying a "money market" rate of interest. These investments are reflected at cost, which approximates estimated fair value, and are considered to be cash equivalents. Interest income from these investments is recorded when earned.

(f) Recognition of Commission Revenue and Fees

    Commission revenue on insurance agency policy sales is recognized when the premium is billed to the policyholder and therefore earned and is included in insurance policy income in the consolidated statements of operations. Commission revenue on securities transactions (and related expense) is recorded on a trade date basis. Securities commissions related to mutual funds are recognized as income when received.

(g) Advertising

    Costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was approximately $60,000 and $215,000 in 2001 and 2000, respectively.

(h) Equipment

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

(i) Income Taxes

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

(j) Net Loss per Common Share

    Basic and diluted loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Stock options to purchase common stock outstanding for the years ended December 31, 2001 and 2000 were not included in the computation of diluted loss per share because they were antidilutive.

    The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted loss per common share for the years 2001 and 2000:

                                                            Year ended December 31,
                                                           --------------------------
                                                              2001           2000
                                                           -----------    -----------

                    LOSS FROM CONTINUING OPERATIONS

              Loss from continuing operations              $(2,203,896)   $(1,057,635)
              Dividends on preferred stock                     (58,176)       (32,369)
                                                           -----------    -----------
              Loss from continuing operations
                   applicable to common shareholders       $(2,262,072)   $(1,090,004)
                                                           ===========    ===========
              Basic and diluted weighted average
                  common shares outstanding                  5,858,672      4,054,050
              Loss per common share, basic and diluted     $     (0.39)   $     (0.27)

                    LOSS FROM DISCONTINUED OPERATIONS

              Loss from discontinued operations            $(2,993,216)   $   (91,507)
              Loss per common share, basic and diluted     $     (0.51)   $     (0.02)

                                 NET LOSS

              Net loss                                     $(5,197,112)   $(1,149,142)
              Dividends on preferred stock                     (58,176)       (32,369)
                                                           -----------    -----------
              Net loss applicable to common shareholders   $(5,255,288)   $(1,181,511)
                                                           ===========    ===========
              Loss per common share, basic and diluted     $     (0.90)   $     (0.29)

(k) Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments consist of cash and cash equivalents and notes payable. The carrying amounts of these assets and liabilities approximates their fair value due to their short maturity period.

(l) Use of Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America principles requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the capitalized software and goodwill.

(5)  RELATED PARTY TRANSACTIONS

In 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan is secured by a pledge of intellectual property rights on the Company's RushTrade on-line trading software. Further, the loan is accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. In December 2001, the Company repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore Sr. acquired 142,304 shares of the Company's common stock at a cost of $23,907, and 25,000 shares of the Company's Series 2000A preferred stock at a cost of $250,000.

During 2001, the Company made loans to Mr. Dewey Moore, Jr. totalling $18,000. Repayments of $934 have been received, leaving a balance due at December 31, 2001 of $17,066.

(6) INDUSTRY SEGMENT INFORMATION

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

The assets of the parent company, Rushmore Financial Group, Inc., are included in the Corporate category of identifiable assets, and include primarily equipment of $207,873 (net of accumulated depreciation), cash of $30,928, prepaid expenses of $74,232, deposits of $17,698, and accounts receivable of $26,231. The expenses of the parent company are included in the Corporate segment.

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization:

                                                                        December 31,
                              Identifiable Assets                         2001
                              -------------------                       ----------
                              Insurance Services                        $   77,893
                              Investment Services                        3,799,889
                              Corporate                                    356,962
                                                                        ----------
                                       Total                            $4,234,744
                                                                        ==========

                                             Year Ended December 31,
                                             -----------------------
                      Capital Expenditures      2001         2000
                     ---------------------   ----------   ----------
                     Insurance Services      $       --   $       --
                     Investment Services      1,178,621      729,562
                     Corporate                   13,564       27,145
                                             ----------   ----------
                              Total          $1,192,185   $  756,707
                                             ==========   ==========

                                                         Year Ended December 31,
                      Depreciation and                   -----------------------
                        Amortization                        2001         2000
                   -----------------------------------   ----------   ----------
                   Insurance Services                    $    5,401   $       --
                   Investment Services                      174,905      134,063
                   Corporate                                121,140      130,790
                                                         ----------   ----------
                            Total                        $  301,446   $  264,853
                                                         ==========   ==========

The following summarizes the Company's industry segment operating data for the periods indicated:

                                                       Year Ended December 31,
                                                    ---------------------------
                         Revenue                        2001            2000
                  ------------------------------    -----------     -----------
                  Insurance Services                $   759,203     $ 1,581,798
                  Investment Services                 6,950,350       2,688,389
                  Corporate                              32,843          62,001
                                                    -----------     -----------
                          Total                     $ 7,742,396     $ 4,332,188
                                                    ===========     ===========

                                                       Year Ended December 31,
                                                    ---------------------------
                         Expense                        2001            2000
                  ------------------------------    -----------     -----------
                  Insurance Services                $   679,964     $ 1,276,784
                  Investment Services                 7,796,615       3,491,736
                  Corporate                           1,430,155       1,372,865
                                                    -----------     -----------
                          Total                     $ 9,906,734     $ 6,141,385
                                                    ===========     ===========

                                                      Year Ended December 31,
                   Income (Loss) from               ---------------------------
                   Continuing Operations               2001            2000
                  ------------------------------    -----------     -----------
                  Insurance Services                $    79,239     $   305,014
                  Investment Services                  (846,265)       (803,347)
                  Corporate                          (1,436,870)       (559,302)
                                                    -----------     -----------
                           Total                    $(2,203,896)    $(1,057,635)
                                                    ===========     ===========

(7) RECENT ACQUISITION

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. Each of these acquisitions was accounted for as a purchase.

Chiatello & Powell, Inc., dba Northstar Financial Services, a Texas corporation engaged in business as a registered investment advisor, was purchased for 606,400 shares of the Company's restricted common stock, and is now a wholly owned subsidiary of Rushmore Securities Corporation. As part of the acquisition transaction the firm's name was changed to Rushmore Investment Management Corporation.

Dominion Agency, Inc., dba Northstar Agency, a Texas corporation engaged in the business of marketing life and health insurance products to consumers, was acquired by means of merger into Rushmore Agency. The transaction was consummated in exchange for 100,000 shares of the Company's restricted common stock.

Northstar Agency of Arizona, an Arizona corporation engaged in the business of marketing life and health insurance products to consumers, was purchased for 25,000 shares of the Company's restricted common stock. As part of the acquisition transaction, the firm's name was changed to Rushmore Agency of Arizona, Inc. The firm is now a wholly owned subsidiary of the Company.

The Company also acquired certain assets and liabilities of Dominion Institutional Services Corporation (a Texas corporation). The purchase price of these assets and liabilities was 175,000 shares of the Company's restricted common stock.

The following table summarizes the transactions:


                                   Description                         Amount
                          ------------------------------            ------------
                          Purchase price:
                              906,400 shares @ $0.75                $    679,800
                          Less: Net Assets Acquired                     (654,364)
                                                                    ------------
                          Goodwill recorded                         $  1,334,164
                                                                    ============

Pro forma results for the prior year are not presented because they are not available from the seller.

(8) NET CAPITAL REQUIREMENTS

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, Rushmore Securities is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis. At December 31, 2001, Rushmore Securities had net capital of approximately $106,000 and excess net capital of approximately $56,000. Rushmore Securities' ratio of aggregate indebtedness to net capital was 4.2 to 1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1.

The National Association of Securities Dealers (NASD) commenced an examination of Rushmore Securities in February 2000. In conjunction with this examination, in March 2002 Rushmore Securities received a Letter of Caution from the NASD regarding a number of compliance issues, and was informed that certain of the compliance matters had been referred to the Enforcement Division of the NASD. The Company will address and respond to theses issues in an appropriate manner.


 (9)  DEVELOPED SOFTWARE, PROPERTY, AND EQUIPMENT

At December 31, 2001, the Company had capitalized $1,739,257 of costs incurred in the development of the RushTrade software product.

The principal categories of property and equipment are summarized as follows:

                                  Description                        Amount
                                  -----------                       ----------
                       Purchased software                           $  125,834
                       Computer equipment                              302,447
                       Office furniture and fixtures                   460,966
                       Leasehold improvements                           68,859
                                                                    ----------
                                  Total Costs                          958,106
                                                                    ----------
                       Less accumulated depreciation                   544,508
                                                                    ----------
                                                                    $  413,598
                                                                    ==========

Total depreciation of property and equipment amounted to $219,728 and $262,637 in 2001 and 2000, respectively.

(10)  PREFERRED STOCK

The Company has authorized 838,792 shares of Preferred Stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are five classes of Preferred Stock now outstanding totaling 100,543 shares or $1,005,430. The classes of preferred stock are:

        9% Cumulative Preferred Stock - authorized 25,000 shares, outstanding
          2,000 shares
        Series A Cumulative Preferred Stock - authorized 13,792 shares, outstanding 12,063 shares
        Series B Convertible Preferred Stock - authorized 400,000 shares, outstanding 13,520 shares
        Series C Convertible Preferred Stock - authorized 300,000 shares, outstanding 41,460 shares
        Series 2002A Convertible Preferred Stock - authorized 100,000 shares, outstanding 31,500 shares

Preferred stock has the following rights and preferences:

    DIVIDENDS. The Company will declare and pay a 9% quarterly dividend on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been missed. No dividends were in arrears at December 31, 2001 and 2000.

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

    CONVERSION. The Series B Convertible Preferred Stock is convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. Conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion. The Series C Convertible Preferred Stock and Series 2002A Convertible Preferred Stock are convertible into Common Stock at a rate of $1.00 per share.

    SINKING FUND. The 9% Cumulative Preferred Stock calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Shareholders of 9% Cumulative Preferred have entered into an agreement with the Company to waive this requirement.

(11)  COMMITMENTS AND CONTINGENCIES

(a) Leases

    The Company leases its office under an operating lease that expires in 2002. The Company also leases furniture and office equipment under primarily operating leases that expire at various dates through 2004. Future minimum lease payments are as follows:

                                     YEAR ENDING        FUTURE MINIMUM
                                    DECEMBER 31,        LEASE PAYMENTS
                                   --------------      ---------------
                                        2002           $       186,626
                                        2003                    66,398
                                        2004                     5,769

    Rent expense was approximately $261,045 and $227,214 in 2001 and 2000, respectively, and is included in general and administrative expenses.

(b) Litigation

    Although the Company is engaged in legal proceedings from time to time, neither the Company nor its subsidiaries is a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company.

(12)  INCOME TAXES

Deferred federal income taxes were comprised of the following at December 31, 2001:

Deferred federal income tax assets:
        Accounts receivable                                  $    15,264
        Accrued expenses                                          23,222
        Net operating loss carryforward                        1,756,645
                                                             -----------
                  Gross deferred income tax assets             1,795,131

        Valuation allowance                                   (1,795,131)
                                                             -----------
                  Deferred income tax assets                 $        --
                                                             ===========

A reconciliation of expected federal income tax expense to federal income tax expense relating to continuing operations is as follows:

                                                                     2000          2001
                                                                   ---------    ---------
                 Computed "expected" federal income tax benefits   $(359,596)   $(748,325)
                         Meals & entertainment                         8,406        1,819
                         Stock compensation                            2,295        5,619
                         Other                                         2,539          665
                         Change in valuation allowance               346,356      741,222
                                                                   ---------    ---------
                 Reported federal income tax expense (benefit)     $      --    $      --
                                                                   =========    =========

The Company has net operating losses of approximately $5,000,000, which may be used to offset future taxable income. A portion of the Company's net operating losses may be subject to limitations due to changes in stock ownership. These loss carryforwards expire at various dates through 2021. No tax benefit has been reported in the financial statements due to historical losses of the Company. The Company has recorded a valuation allowance to offset deferred tax benefits.

(13)  STOCK OPTION PLANS

The Company has an Incentive Stock Option Plan (the "1993 Option Plan") available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. Options for a total of 249,999 shares had been granted under the plan as of December 31, 2000. Under the Incentive Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. As of December 31, 2001, options for a total of 249,999 shares had been granted under the plan, and options for 11,666 shares under the plan remain issued and unexercised. Options for 11,666 shares are vested at December 31, 2001 at a weighted average exercise price of $1.50 per share and a weighted average remaining life of 2.17 years.

The Company also has a 1997 Stock Option Plan (the "1997 Option Plan") which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. Options for a total of 377,556 shares had been granted under the plan as of December 31, 2000. As of December 31, 2001, options for a total of 377,556 shares had been granted under the plan, and options for 226,545 shares under the plan remain issued and unexercised. Option for 153,760 shares are vested at December 31, 2001 at a weighted average exercise price of $2.28 per share and a weighted average remaining life of 5.58 years.

The Company also has a 2000 Stock Option Plan (the "2000 Option Plan") which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. No shares had been granted under the plan as of December 31, 2000. As of December 31, 2001, options for a total of 452,640 shares had been granted under the plan, and options for 374,800 shares under the plan remain issued and unexercised. Options for 328,528 shares are vested at December 31, 2001 at a weighted average exercise price of $0.98 per share and a weighted average remaining life of 4.87 years.

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

                                                                        2001               2000
                                                                   -------------       -----------
                   Net loss applicable to common shareholders:
                      As reported                                  $  (5,255,288)      $(1,181,511)
                      Pro forma                                       (5,367,255)       (1,421,185)

                   Net loss per share - basic and diluted:
                      As reported                                           (.90)             (.29)
                      Pro forma                                             (.92)             (.35)


Stock option activity during the periods indicated is as follows:

                                                                                     Weighted
                                                                                      Average
                                                                      Number of      Exercise
                                                                       Shares          Price
                                                                    ------------    ------------
                          Balance at January 1, 2000                     344,080    $       2.32
                          Granted                                        122,678            2.46
                          Exercised                                      (11,802)           1.85
                          Expired                                       (153,569)           2.61
                                                                    ------------    ------------
                          Balance at December 31, 2000                   301,387    $       2.26
                                                                    ------------    ------------
                          Granted                                        452,640            0.89
                          Exercised                                           --              --
                          Expired                                       (141,016)           1.43
                                                                    ------------    ------------
                          Balance at December 31, 2001                   613,011    $       1.44
                                                                    ============

At December 31, 2001 and 2000, the number of options exercisable was 493,954 and 147,234 respectively; and the weighted-average exercise price of those options was $1.40 and $2.25, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001.

                                          Options Outstanding                        Options Exercisable
                             ----------------------------------------------     -------------------------------
                                                 Weighted
                                 Number           Average       Weighted            Number          Weighted
                              Outstanding at    Remaining        Average        Exercisable at       Average
   Range of Exercise            December 31,     Contract        Exercise         December 31,       Exercise
        Prices                    2001         Life (Years)       Price              2001             Price
------------------------     ----------------  -------------   ------------     ----------------   ------------
     $ 0.56  -   $ 1.00              374,800            5.14        $ 0.93              328,528        $  0.98
       1.50  -     1.92              114,028            4.93          1.78               89,002           1.78
       2.38  -     2.50               99,183            6.15          2.49               51,424           2.49
       3.25  -     3.50               25,000            6.00          3.25               25,000           3.25
                                   ---------         -------        ------             --------        -------
         Total                       613,011            5.30        $ 1.44              493,954        $  1.40
                                   =========                                           ========

The per-share weighted-average fair value of stock options granted during 2001 and 2000 was $.46 and $1.95, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 2001 - expected volatility of 119%-150%, no dividend yield, risk-free interest rate of 4.74%-5% and an expected life of 5.0 years; 2000 - expected volatility of 105%, no dividend yield, risk-free interest rate of 5.354% and an expected life of 5.0 years.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

    The sections entitled "Directors, Director Nominees and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2002, sets forth certain information with respect to the directors and executive officers of the Company.

ITEM 9.   EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2002, sets forth certain information with respect to the compensation of management of the Registrant.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2002, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2002, sets forth certain information with respect to these matters.

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


      **         2.1         Plan and Agreement of Merger with First Financial Life Companies, Inc.
      #          2.2         Plan and Agreement of Merger with The John Vann Company
      ##         2.3         Asset Purchase Agreement - Block Trading, Inc.
      ##         2.4         Asset Purchase Agreement - Millennium Daqcom/Dallas LP
      ##         2.5         Asset Purchase Agreement - Daqcom International, LLC
      **         3.1         Articles of Incorporation, as amended
      **         3.2         Bylaws
      **         4.1         Specimen certificate for shares of Common Stock of the Company
      **         4.2         Specimen certificate for shares of Preferred Stock of the Company
      **         10.1.1      Employment Agreement with D. M. Moore, Jr.
      **         10.1.2      Employment Agreement with Jim W. Clark
      #          10.1.3      Employment Agreement with John A. Vann
      **         10.2.1      Modified Coinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.2      Administrative Service Agreement with Massachusetts General Life Insurance Company
      **         10.2.3.     Reinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.4      National Marketing Agreement with Massachusetts General Life Insurance Company
      **         10.3.1      Modified Coinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.2      Reinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.3      Administrative Service Agreement with Southwestern Life Insurance Company
      **         10.4.1      National Marketing Contract with Legion Insurance Company
      **         10.5        Administrative Services Agreement between Registrant and Rushmore Life
      **         10.6.1      Option Agreement regarding Rushmore Insurance Services, Inc.
      **         10.6.2      Overhead Services Agreement
      **         10.7        Form of registered Representative Agreement
      **         10.8        Form of Investment Advisory Agreement
      **         10.9        Form of Affiliation Agreement with Agents
      **         10.10.1     Full Disclosed Clearing Agreement with Southwest Securities, Inc.
      **         10.10.2     Fully Disclosed Clearing Agreement with First Southwest Company
      **         10.11       Form of Indemnification Agreement signed with all officers and directors
      #          10.12       Voting Agreement between John A. Vann and D.M. Moore, Jr.
      ***        10.13       Letter of Agreement - Kohler-Stephens, Ltd.
      @          10.14       Loan Agreement - John A. Vann
      @          10.15       Promissory Note - John A. Vann
      @          10.16       Collateral Transfer and Security Agreement - John A. Vann
      $          10.17       Settlement Agreement with John A. Vann
      &          10.19       Indemnity Agreement with Andover Brokerage
      &          10.20       Software Sale Agreement with Andover Brokerage
      &          10.21       Software Assignment and License Agreement with MV Technologies
      +          21.1        Subsidiaries of the Registrant

    ----------

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

                                            RUSHMORE FINANCIAL GROUP, INC.


April 15, 2002                              By: /s/ D.M. (Rusty) Moore, Jr.
                                               ---------------------------------
                                            D.M. (Rusty) Moore, Jr., President
                                            and Chief Executive Officer and
                                            Director (Principal Executive
                                            Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 15, 2002                              /s/ Howard M. Stein
                                            ------------------------------------
                                            Howard M. Stein, Controller
                                            (Principal Financial and Accounting
                                            Officer)


April 15, 2002                              Gayle C. Tinsley
                                            ------------------------------------
                                            Gayle C. Tinsley, Secretary and
                                            Director


April 15, 2002                              /s/ Timothy J. Gardiner
                                            ------------------------------------
                                            Timothy J. Gardiner, Director


April 15, 2002                              /s/ Max Randall Rutledge
                                            ------------------------------------
                                            Max Randall Rutledge, Director


April 15, 2002                              /s/ William T. Fraser III
                                            ------------------------------------
                                            William T. Fraser III, Director


April 15, 2002                              /s/ David C. Demas
                                            ------------------------------------
                                            David C. Demas, Director


April 15, 2002                              Ernest J. Laginess
                                            ------------------------------------
                                            Ernie Laginess, Director

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER                             DESCRIPTION
             ------                             -----------
      **         2.1         Plan and Agreement of Merger with First Financial Life Companies, Inc.
      #          2.2         Plan and Agreement of Merger with The John Vann Company
      ##         2.3         Asset Purchase Agreement - Block Trading, Inc.
      ##         2.4         Asset Purchase Agreement - Millennium Daqcom/Dallas LP
      ##         2.5         Asset Purchase Agreement - Daqcom International, LLC
      **         3.1         Articles of Incorporation, as amended
      **         3.2         Bylaws
      **         4.1         Specimen certificate for shares of Common Stock of the Company
      **         4.2         Specimen certificate for shares of Preferred Stock of the Company
      **         10.1.1      Employment Agreement with D. M. Moore, Jr.
      **         10.1.2      Employment Agreement with Jim W. Clark
      #          10.1.3      Employment Agreement with John A. Vann
      **         10.2.1      Modified Coinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.2      Administrative Service Agreement with Massachusetts General Life Insurance Company
      **         10.2.3.     Reinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.4      National Marketing Agreement with Massachusetts General Life Insurance Company
      **         10.3.1      Modified Coinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.2      Reinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.3      Administrative Service Agreement with Southwestern Life Insurance Company
      **         10.4.1      National Marketing Contract with Legion Insurance Company
      **         10.5        Administrative Services Agreement between Registrant and Rushmore Life
      **         10.6.1      Option Agreement regarding Rushmore Insurance Services, Inc.
      **         10.6.2      Overhead Services Agreement
      **         10.7        Form of registered Representative Agreement
      **         10.8        Form of Investment Advisory Agreement
      **         10.9        Form of Affiliation Agreement with Agents
      **         10.10.1     Full Disclosed Clearing Agreement with Southwest Securities, Inc.
      **         10.10.2     Fully Disclosed Clearing Agreement with First Southwest Company
      **         10.11       Form of Indemnification Agreement signed with all officers and directors
      #          10.12       Voting Agreement between John A. Vann and D.M. Moore, Jr.
      ***        10.13       Letter of Agreement - Kohler-Stephens, Ltd.
      @          10.14       Loan Agreement - John A. Vann
      @          10.15       Promissory Note - John A. Vann
      @          10.16       Collateral Transfer and Security Agreement - John A. Vann
      $          10.17       Settlement Agreement with John A. Vann
      &          10.19       Indemnity Agreement with Andover Brokerage
      &          10.20       Software Sale Agreement with Andover Brokerage
      &          10.21       Software Assignment and License Agreement with MV Technologies
      +          21.1        Subsidiaries of the Registrant

    ----------

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