Form 10KSB/A
period 2001-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2002-04-30
CIK 884892

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

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD         TO
                                            -------    -------

                          COMMISSION FILE NO. 000-24057

                         RUSHMORE FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

                    TEXAS                                    75-2375969
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

  13355 NOEL ROAD, SUITE 300, DALLAS, TEXAS                     75240
  (Address of principal executive offices)                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (972) 450-6000

        Securities registered pursuant to Section 12(b) of the Act:   None
                                                                   ---------

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


Transitional Small Business Disclosure Format (check one):

                  YES [ ]                         NO [X]

================================================================================

This amendment No. 1 to Form 10-KSB for Rushmore Financial Group, Inc., a Texas corporation, (the "Company"), for the year ended December 31, 2001, is being filed to disclose the information required by Items 8-11 of Part III of the Company's 2001 Form 10-KSB.


                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

    The following table provides information as of April 15, 2002 with respect to each of the Company's directors, officers, and certain key employees:


                                                                                          Served as Executive
                                                                                         Officer, Director, or
            Name                 Age                       Position                        Key Employee Since
------------------------------ --------  ----------------------------------------------  ----------------------
D. M. (Rusty) Moore, Jr.         52      Chairman, Chief Executive Officer, and                   1990
                                         President
Gayle C. Tinsley                 71      Vice Chairman and Director                               1998
David C. Demas                   36      Director                                                 2000
William T. Fraser, III           54      Director                                                 2000
Timothy J. Gardiner              47      Director                                                 1997
Ernest J. Laginess               59      Director                                                 2001
Max R. Rutledge                  52      Director                                                 2001
Tommy E. Fincher                 40      Chief Operating Officer and Chief Compliance             2001
                                         Officer of Rushmore Securities Corporation
Andrew B. Hayes                  31      Managing Director of RushTrade                           1999
Howard M. Stein                  53      Controller                                               1995
Richard K. Rainbolt              38      Director of Technology, RushTrade                        2000
James R. Webb, III               59      Director of RushQuote                                    2000


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

         GAYLE C. TINSLEY has served as a Director since April 1998. He has more than 30 years of senior management experience with high tech companies ranging in size from startup to Fortune 500 Corporations. Prior to joining Rushmore, his responsibilities have included the hands-on management of multiple key business functions in computer, office products, and telecommunications companies. Among his most prominent achievements is the development of the Automated Teller Machine now widely used around the world as an indispensable standard in the banking industry. Prior to joining Rushmore, he served as a consultant to small businesses in the areas of business and marketing plan development and capital funding. He has held several other positions as Vice President of Sales, Marketing and Technical Services of VMX Corporation, and a former President and Chief Executive Officer of Docutel/Olivetti Corporation and has held management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation. He began his career with IBM and spent ten years in various branch office, district, and region management positions. He received both his B.S. and Master's Degrees from East Texas State University.

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

         ERNEST J. LAGINESS has served as a Director of the Company since May 2001. Mr. Laginess spent more than 35 years in various executive positions with DaimlerChrysler. He retired in August 2000 as Director of Body Engineering for DaimlerChrysler. He is a founding partner and presently a Director of S&L Holdings LTD, the parent company of Investscape, Inc., an on-line brokerage firm started in 1996 and dedicated to the support of active investors throughout the world by providing direct, real time access to the U.S. financial markets. Mr. Laginess holds a B.S. in Engineering from the University of Detroit and an M.B.A. from Michigan State University.

         MAX RANDALL RUTLEDGE is founder and has served as President of Sky Hawk Transportation Services since 1981. He has over 20 years of experience in the transportation industry. He holds a B.B.A. from Southern Methodist University and a M.B.A. from the University of North Texas.

         TOMMY E. FINCHER has served as Chief Operating Officer and Chief Compliance Officer of Rushmore Securities Corporation since November 2001. Tom works with the company and its affiliated financial advisors to provide regulatory compliance oversight, strategies and management. Included in his responsibilities is the supervision of both the licensing and compliance departments' staff, performing due diligence, monitoring regulatory audits and maintaining overall corporate quality assurance. Tom has several years of experience in NASD, SEC and insurance industry regulation. He has worked inside two national financial services entities, ranging in size from 1200 representatives to 1500 representatives, catering to financial planners and insurance professionals for CPA's and Credit Unions Organizations. Prior to joining Rushmore Securities Corporation, Tom worked for a prominent financial services broker-dealer where he served as AVP of Brokerage Services, promoting and enforcing home office business practices and compliance for field. Tom attended North Texas State University and holds the NASD Series 4 - Registered Options Principal, Series 7 - General Securities Registered Representative, Series 24 - General Securities Principal, Series 53 - Municipal Securities Principal, Series 63 - Uniform Securities Agent - State Law and Series 65 - Uniform Investment Advisor Law.

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

Executive Compensation

         The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2001, 2000, and 1999, and the number of options granted, to the Chief Executive Officer of the Company and each other executive officer of the Company whose total cash compensation for the fiscal year ended December 31, 2001 exceeded $100,000:



                                          SUMMARY COMPENSATION TABLE
              ------------------------------------------------------------------------------
                                                                                 Long-Term
                                                                               Compensation-
                                                                                 Securities
                                                                                 Underlying
                                                                     Sales       Options or
                Name and Principal Position    Year     Salary    commissions     Warrants
              ------------------------------  ------  ----------  -----------  -------------
              D.M. (Rusty) Moore, Jr.          2001   $  175,000  $       426        100,000
              Chief Executive Officer          2000      175,000        3,713         10,000
                                               1999      138,000       73,212         29,972

              Douglas W. Powell                2001      143,000        1,320         15,000


                                        OPTION/SAR GRANT TABLE
                           (OPTION/WARRANT/SAR GRANTS IN LAST FISCAL YEAR)
---------------------------------------------------------------------------------------------
                          Number of
                          Securities   Percent of Total                  Market
                          Underlying    Option/Warrant                  Price on
                          Options or      Granted to      Exercise or   Date of
                           Warrants      Employees in     Base Price      Grant    Expiration
         NAME              Granted       Fiscal Year        ($/Sh)       ($/Sh)       Date
------------------------  ----------   ----------------   -----------   --------   ----------
D.M. (Rusty) Moore, Jr.     100,000           7.98%         $ 1.000     $  1.000   06/01/2006

Douglas W. Powell           200,000          15.97%           0.570        0.570   12/31/2009
                            200,000          15.97%           0.570        0.570   12/31/2010

                       AGGREGATED OPTION/WARRANT/GRANT/SAR EXERCISES IN LAST FISCAL
                             YEAR AND FY-ENDED OPTION/WARRANT/GRANT/SAR VALUE
     --------------------------------------------------------------------------------------------------
                                                                                   Value of Unexercised
                                                          Number of Securities     In-The-Money Options
                                                         Underlying Unexercised   /Warrants/Grants/SARs
                                                        Options/Warrants/Grants/         at 2001
                                    Shares                  SARs at 2001 FYE               FYE
                                   Acquired                         #                        $
                                      on       Value    ------------------------  ---------------------
                                   Exercise   Realized         Exercisable/           Exercisable/
               Name                   #           $            Unexercisable          Unexercisable
     ----------------------------  --------   --------  ------------------------  ---------------------
     D.M. (Rusty) Moore, Jr.           0      $      0          $ 130,062                 $ 0
                                                                   16,993                   0

     Douglas W. Powell                 0             0                  0                   0
                                                                  200,000                   0



ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 2002 for (1) each person known by the Company to own beneficially 5% or more of the Common Stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.


                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                              AS OF APRIL 15, 2002


                                                                                Percentage
                         Name                   Note           Shares            of Class
            --------------------------------  ---------  --------------------  --------------
             D. M. (Rusty) Moore, Jr.           (1)                 1,076,141            16.1%
             Douglas W. Powell                                        428,200             6.6%
             Reuben Rashty                                            333,583             5.1%
             Ernest Laginess                                          340,734             5.2%
             Eli Rashty                                               333,333             5.1%
             David Demas                        (2)                   198,167             3.0%
             Gayle C. Tinsley                   (3)                   102,000             1.5%
             Andrew B. Hayes                    (4)                    82,000             1.2%
             Howard M. Stein                    (5)                    70,625             1.1%
             Timothy J. Gardiner                (6)                    35,174             0.5%
             Richard Rainbolt                   (7)                    66,500             1.0%
             W. Thomas Fraser                   (8)                    22,600             0.3%
             Max Randall Rutledge               (9)                    32,000             0.5%
             All executive officers and
                  directors as a group         (10)                 2,454,141            35.2%
                  (12 persons)

         (1) Includes options to purchase 147,055 shares of Common Stock, 20,000 shares held as joint tenants with Mr. Moore's father, and 7,629 shares held of record by Mr. Moore's spouse.
         (2) Includes options to purchase 20,000 shares of Common Stock, and 166,667 shares owned by a corporation controlled by Mr. Demas.
         (3)  Includes options to purchase 82,000 shares of Common Stock.
         (4)  Includes options to purchase 52,000 shares of Common Stock.
         (5)  Includes options to purchase 43,125 shares of Common Stock.
         (6)  Includes options to purchase 13,204 shares of Common Stock.
         (7)  Includes options to purchase 32,500 shares of Common Stock
         (8)  Includes options to purchase 12,500 shares of Common Stock.
         (9)  Includes options to purchase 20,000 shares of Common Stock
         (10) Includes options to purchase 424,884 shares of Common Stock


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

         During 2001, the Company made loans to Mr. Dewey Moore, Jr. totaling $18,000. Repayments of $934 have been received, leaving a balance due at December 31, 2001 of $17,066.

      In June 2000, subject to certain conditions, the Company entered into an agreement to "spin off" Rushmore Investment Advisors, Inc., ("Rushmore Advisors"), a subsidiary of the Company engaged in investment portfolio management and advice. In May 2001 the Company determined that a "spin-off" was not the appropriate method to divest itself of Rushmore Advisors. In September 2001 the Company entered into an agreement, with an effective date of August 1, 2001, to sell Rushmore Advisors to Mr. John Vann, former Chief Executive Officer of Rushmore Advisors and Chief Investment Officer of the Company, in exchange for the redemption and cancellation of 597,405 shares of the Company's common stock plus a note for $200,000. This note was subsequently discounted to $100,000 and paid. As part of the sale, Mr. Vann also retained the right to prepay his existing note of $280,319 to the Company at a discount. This note was subsequently discounted to $150,000 and paid. The sale, including the discounted note payoffs, resulted in a one-time non-operating loss of approximately $2,900,000 in September 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         RUSHMORE FINANCIAL GROUP, INC.




April 30, 2002                           By: /s/ D.M. (Rusty) Moore, Jr.
                                             -----------------------------------
                                         D.M. (Rusty) Moore, Jr., President and
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)