Form 10QSB
period 2002-03-31
RUSHMORE FINANCIAL GROUP INC
filed 2002-05-15
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
                 -----------------------------------------------
                                  972-308-8858
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

                              Yes  XXX   No ______

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2002: 7,901,684 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                              Yes ______ No  XXX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            March 31,        December 31,
                                ASSETS                                         2002              2001
                                                                         --------------    --------------
Cash and cash equivalents                                                  $    259,934      $    261,761
Accounts receivable                                                             179,477           338,747
Prepaid expenses and deposits                                                   491,545           227,449
Developed software, at cost                                                   1,925,070         1,739,257
Property and equipment, net of accumulated depreciation                         373,816           413,598
Goodwill, net                                                                 1,253,932         1,253,932
                                                                         --------------    --------------
                Total assets                                               $  4,483,774      $  4,234,744
                                                                         ==============    ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                      $  1,012,823      $  1,012,529
     Notes payable                                                              328,151           150,154
     Liabilities acquired in 2001 acquisition                                   349,318           375,812
     Accrued expenses and other liabilities                                     170,448           136,751
                                                                         --------------    --------------
                Total liabilities                                             1,860,740         1,675,246
                                                                         --------------    --------------

Shareholders' Equity:
     Preferred stock - cumulative; $10 par value; 14,063 shares issued
          and outstanding                                                       140,630           140,630
     Preferred stock - convertible cumulative; $10 par value;
          86,480 shares issued and outstanding                                  864,800           864,800
     Preferred stock subscriptions pending                                       65,000              --
     Common stock - $0.01 par value, 10,000,000 shares authorized;
          8,588,562 shares issued at March 31, 2002; 7,229,633                   85,886            72,296
          shares issued at December 31, 2001
     Common stock subscriptions receivable                                       (4,118)           (4,118)
     Additional paid in capital                                              12,453,876        12,154,388
     Treasury stock, at cost - 686,878 shares                                  (421,022)         (421,022)
     Accumulated deficit                                                    (10,562,018)      (10,247,476)
                                                                         --------------    --------------
                Total shareholders' equity                                    2,623,034         2,559,498
                                                                         --------------    --------------
                Total liabilities and shareholders equity                  $  4,483,774      $  4,234,744
                                                                         ==============    ==============


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,
                                   (unaudited)

                                                                 2002             2001
                                                           -------------    -------------
Revenue:
     Direct access brokerage services
         Commissions and fees                                $   233,394      $    52,634
     Retail brokerage services
         Commissions and fees                                  1,399,970        1,370,591
     Other revenue                                                12,662           37,672
                                                           -------------    -------------
            Total revenue                                      1,646,026        1,460,897
                                                           -------------    -------------

Expenses:
     Direct access brokerage services
         Commission expense                                      183,645            1,760
         Other direct access brokerage services expenses         145,352          109,964
     Retail brokerage services
         Commission expense                                    1,062,037          950,112
         Other retail brokerage services expenses                 20,454           84,936
     General and administrative                                  482,626        1,062,087
                                                           -------------    -------------
            Total expenses                                     1,894,114        2,208,859
                                                           -------------    -------------
Operating loss                                                  (248,088)        (747,962)
Other income (expense):
     Depreciation and amortization                               (58,577)         (51,966)
     Interest expense                                             (7,877)          (7,430)
                                                           -------------    -------------
Loss from continuing operations                                 (314,542)        (807,358)
                                                           -------------    -------------

Loss from discontinued operations                                   --            (54,274)

                                                           -------------    -------------
  Net loss                                                   $  (314,542)     $  (861,632)
                                                           =============    =============

Basic and diluted loss per share of
     common stock, continuing operations                     $     (0.05)     $     (0.16)
Basic and diluted loss per share of
     common stock, discontinued operations                          --              (0.01)
                                                           -------------    -------------
Basic and diluted net loss per share of
     common stock                                            $     (0.05)     $     (0.17)
                                                           =============    =============


  Weighted average common shares outstanding                   6,705,239        5,159,047
                                                           =============    =============


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                                        2002             2001
                                                                  -------------    -------------
Cash flows from operating activities:
       Loss from continuing operations                              $  (314,542)     $  (807,358)
       Adjustments to reconcile loss from continuing operations
         to net cash used in operating activities
            Common stock issued for compensation and expenses            30,494             --
            Depreciation and amortization                                58,577           51,966
            Change in assets and liabilities, net of effect
               of the 2001 acquisition:
               (Increase) decrease in assets:
                 Accounts receivable                                    159,270         (229,390)
                 Prepaid expenses and deposits                           35,904          (33,413)
               Increase (decrease) in liabilities:
                 Accrued expenses and other liabilities                   7,497          353,581
                                                                  -------------    -------------
Net cash used in operating activities-continuing operations             (22,800)        (664,614)
                                                                  -------------    -------------
Cash flows from investing activities:
       Purchase of equipment                                            (18,795)         (25,030)
       Capitalization of software development costs                    (185,813)        (319,486)
       Cash received on the 2001 acquisition                               --             11,047
                                                                  -------------    -------------
Net cash used in investing activities                                  (204,608)        (333,469)
                                                                  -------------    -------------
Cash flows from financing activities:
       Proceeds from sale of Common Stock                                   390           (6,200)
       Proceeds from sale of Preferred Stock                             65,000             --
       Preferred Stock dividends paid                                   (17,806)         (10,769)
       Payments on notes payable                                        (22,003)         (42,479)
       Proceeds from notes payable                                      200,000           53,456
                                                                  -------------    -------------
Net cash provided by (used in) financing activities                     225,581           (5,992)
                                                                  -------------    -------------

Net cash used in continuing operations                                   (1,827)      (1,004,075)

Net cash provided by discontinued operations                               --               --
                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                (1,827)      (1,004,075)
Cash and cash equivalents at beginning of period                        261,761        1,218,317
                                                                  -------------    -------------
Cash and cash equivalents at end of period                          $   259,934      $   214,242
                                                                  =============    =============

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest                                       $     6,645      $     5,370
       Cash paid for income taxes                                   $      --        $      --
Supplemental Disclosure of Non-Cash Information:
       Common stock issued as dividends on preferred stock          $     2,126      $      --
       Common stock issued in the 2001 acquisition                  $      --        $   679,800
       Common stock issued in the OTA client acquisition            $   300,000      $      --


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("Company" or "RFGI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of December 31, 2001, included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2002, the Company had $1,860,740 in liabilities, and cash and accounts receivable of $439,411. Also, the Company had net losses from continuing operations of $1,057,635 in 2000, $2,203,896 in 2001, and $314,542 in the first quarter of 2002. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The Company has entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to the Company. Rushmore Agency has been consolidated in the Retail Brokerage segment of the accompanying consolidated financial statements.

2.   Industry Segment Information

     The  Company's  assets,  revenue,  and expenses are  attributable  to three
identifiable  business  segments:   Direct  Access  Brokerage  Services,  Retail
Brokerage Services, and Corporate.

     The Direct Access Brokerage Services division, operating as "RushTrade(TM)", is being developed to meet the needs of the active on-line investor. RushTrade will offer two products to meet the needs of the active online investor, RushTrade Direct, its Level I browser-based product, and RushTrade Direct Pro, its Level II software-based product. Both products are in the final stages of beta testing, and are scheduled for final release in July 2002.

     The Retail Brokerage Services division consists of retail securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities Corporation ("Rushmore Securities"). In addition, Rushmore Investment Management Corporation ("Rushmore Management") provides fee-based investment advisory services and portfolio management. The Company's insurance services business selects and markets a wide range of life, disability, accident and health insurance and annuity products distributed through its registered representatives and independent agents of its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency").

     The Corporate division includes all business assets and activities not directly related or allocated to the other two divisions.

     The following summarizes the Company's identifiable assets by industry segment as of the dates indicated:

                                                  March 31,
                                        ------------------------------
             Identifiable Assets             2002               2001
          ---------------------------   -------------    -------------
          Direct Access Brokerage       $   2,128,888    $     961,692
          Retail Brokerage                  1,687,689        2,403,795
          Corporate                           667,197          792,504
                                        -------------    -------------
                    Total               $   4,483,774    $   4,157,991
                                        =============    =============

     The following summarizes the Company's industry segment operating data for the periods indicated:

                                          Three Months Ended March 31,
                                         ------------------------------
                   Revenues                    2002             2001
           ---------------------------   -------------    -------------
           Direct Access Brokerage       $     233,394    $      52,634
           Retail Brokerage                  1,412,624        1,385,412
           Corporate                                 8           22,851
                                         -------------    -------------
                     Total               $   1,646,026    $   1,460,897
                                         =============    =============


                                          Three Months Ended March 31,
                                         ------------------------------
                    Expenses                   2002             2001
           ---------------------------   -------------    -------------
           Direct Access Brokerage       $     396,006    $     212,201
           Retail Brokerage                  1,290,494        1,573,519
           Corporate                           274,068          482,535
                                         -------------    -------------
                     Total               $   1,960,568    $   2,268,255
                                         =============    =============


                                          Three Months Ended March 31,
               Income (Loss) from        ------------------------------
             Continuing Operations             2002             2001
           ---------------------------   -------------    -------------
           Direct Access Brokerage       $    (162,612)   $    (159,567)
           Retail Brokerage                    122,130         (188,107)
           Corporate                          (274,060)        (459,684)
                                         -------------    -------------
                     Total               $    (314,542)   $    (807,358)
                                         =============    =============

3.   Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of the RushTrade software products. During the first quarter of 2002, the Company capitalized $185,813 in costs versus $319,486 for the same period in 2001. As of March 31, 2002, the total of all capitalized costs was $1,925,070. Upon release of each of the RushTrade products or modules, costs related to that product or module will be charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module will be amortized by the greater of the revenue method or the straight-line method over a three-year period.

4.   Recent Event

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which are to be referred or directed to RushTrade over the next six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company has recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received, the Company will reclassify these amounts to an intangible asset. OTA is an education provider and conducts classroom training for those interested in day trading or other active investors who seek the latest investment tools and techniques in the active trader market. RushTrade has entered into a strategic relationship with OTA as an industry partner for training and education whereby OTA will conduct training classes using RushTrade's Direct Pro software trading platform.

5.   Subsequent Event

     On April 9, 2002, RushTrade Software Services, Inc., a wholly owned subsidiary of the Company, entered into a non-binding Letter of Intent with Fidelity Asset Management co. of Huntington Beach, CA ("Fidelity") to license the RushTrade Direct Pro software. This Letter of Intent is subject to the execution of definitive documents, which are expected to require RushTrade to provide to Fidelity a co-branded "private label" version of the RushTrade Direct Pro software, which will include a customized graphical user interface modified for the Chinese language. The documents are also expected to provide for a 24-month exclusive territorial rights usage in Hong Kong and Mainland China, subject to the approval of various governmental officials or regulatory authorities. If the transaction is consummated, RushTrade is expected to receive an initial front-end license fee in the amount of $500,000 plus a monthly license fee.

6.   Discontinued Operations

     In September 2001 the Company entered into an agreement, with an effective date of August 1, 2001, to sell Rushmore Investment Advisors, Inc. ("Rushmore Advisors") to Mr. John Vann in exchange for the redemption and cancellation of 597,405 shares of the Company's common stock plus a note for $200,000. As part of the sale, Mr. Vann also retained the right to prepay his existing note of $280,319 to the Company at a discount. Both notes were subsequently discounted to a total of $250,000 and paid. The sale, including the discounted note payoffs, resulted in a one-time non-operating loss of approximately $2,900,000 in September 2001. The financial data relating to Rushmore Advisors is classified as discontinued operations for all periods presented.

7.   Reclassification

     Certain 2001 balances have been reclassified to conform to the 2002 presentation.

8.   Earnings (Loss) Per Share

     Earnings (loss) per share for the periods indicated are computed using the following information:

                                                Three months ended March 31,
                                               ------------------------------
       Loss From Continuing Operations               2002             2001
  ------------------------------------------   -------------    -------------
  Loss from continuing operations              $    (314,542)   $    (807,358)
  Dividends on preferred stock                       (19,932)         (10,769)
                                               -------------    -------------
  Loss from continuing operations
       applicable to common shareholders       $    (334,474)   $    (818,127)
                                               =============    =============

9.   Goodwill

     In July 2001 the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The elimination of the amortization of goodwill upon adoption of SFAS 142 is expected to reduce annual operating expenses by approximately $89,000. The Company adopted SFAS 142 on January 1, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Development

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

2.   RushTrade(TM)Direct Access Online Services Software Development

     RushTrade      Direct      Access      Online       Services--RushTrade.com
(http://www.rushtrade.com), a division of Rushmore Securities, is being developed to meet the needs of the active on-line investor. RushTrade will offer its clients real-time Level I and Level II investment price quotes combined with direct access to Electronic Communications Networks ("ECN"s) and the major Exchanges. The RushTrade product is being developed by RushTrade Software Services, Inc., and will be deployed for retail distribution through RushTrade.com, a division of Rushmore Securities. The products offered by RushTrade.com are currently in beta testing, and is expected to ready for final release in July 2002.

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


2.   Results of Continuing Operations

Three Months Ended March 31, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                          Three Months Ended March 31,
                                         ------------------------------
                    Revenues                   2002             2001
           ---------------------------   -------------    -------------
           Direct Access Brokerage       $     233,394    $      52,634
           Retail Brokerage                  1,412,624        1,385,412
           Corporate                                 8           22,851
                                         -------------    -------------
                     Total               $   1,646,026    $   1,460,897
                                         =============    =============

     Total revenue for the first quarter increased $185,129, or 13%, from 2001 to 2002. This increase was comprised primarily of increases of $180,760 from Direct Access Brokerage operations and $27,212 from Retail Brokerage operations, offset by a decrease of $22,843 in corporate revenue.

     Direct Access Brokerage revenue increased $180,760, or 343%, from 2001 to 2002. This increase was generally the result of $228,247 generated by a new trading firm customer licensed in late December 2001.

     Retail Brokerage revenue increased $27,212, or 2%, from 2001 to 2002. The increase consisted mainly of increases of $226,023 brokerage commission revenue, $105,164 in asset-based 12-b-1 fees, and $14,552 in other various products, offset by decreases of $158,577 in mutual fund commissions and $159,950 in life and health insurance products. The decrease in insurance revenue is primarily due to management's decision to reposition its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

     Corporate revenue decreased primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                          Three Months Ended March 31,
                                         ------------------------------
                    Expenses                   2002             2001
           ---------------------------   -------------    -------------
           Direct Access Brokerage       $     396,006    $     212,201
           Retail Brokerage                  1,290,494        1,573,519
           Corporate                           274,068          482,535
                                         -------------    -------------
                     Total               $   1,960,568    $   2,268,255
                                         =============    =============

     Total expenses decreased $307,687 or 14%, from 2001 to 2002. Direct Access Brokerage expenses increased $183,805, while Retail Brokerage expenses decreased $283,025 and Corporate expenses decreased 43%, or $208,467.

     Direct Access Brokerage expenses increased $183,805, or 87%, from 2001 to 2002. This increase is primarily due to commissions of $183,645 paid to the new trading firm licensed in December.

     Retail Brokerage expenses decreased $283,025, or 18%, from 2001 to 2002. Commission expense increased $111,925. All other major categories of expenses decreased $394,950.

     Retail Brokerage commission expense increased 12%, from $950,112 to $1,062,037, although commissionable revenue increased only 6%, from $1,258,654 to $1,329,880. This is caused by two main reasons. Health insurance product sales, with average commission payout rates of 63%, declined from 13% of sales in 2001 to only 4% of sales in 2002. Average commission rates on other investment securities products rose from 77% in 2001 to 81% in 2002, as the Company focused on recruiting higher-producing representatives, who generally command higher commission payout rates.

     Other Retail Brokerage expenses decreased $394,940 from 2001 to 2002. After the Northstar acquisition in February 2001, the Company began to implement cost-reduction policies designed to consolidate job functions and eliminate duplicated expenses. These consolidation efforts are shown in decreases from 2001 to 2002 of $43,723 in insurance, $47,385 in office rent, $233,955 in salaries, $14,569 in payroll taxes, $8,114 in postage, and $45,218 in quote services.

     Corporate expenses decreased $208,467, or 43%, from 2001 to 2002, with the primary reason being the cost reduction policies implemented after the Northstar acquisition. Cost reduction amounts from 2001 to 2002 were $76,930 in salaries, $33,004 in office rent, $36,803 in general operating expenses, and $17,597 in legal expenses.


Operating income (loss) from continuing operations

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

                                          Three Months Ended March 31,
               Income (Loss) from        ------------------------------
              Continuing Operations            2002             2001
           ---------------------------   -------------    -------------
           Direct Access Brokerage       $    (162,612)   $    (159,567)
           Retail Brokerage                    122,130         (188,107)
           Corporate                          (274,060)        (459,684)
                                         -------------    -------------
                     Total               $    (314,542)   $    (807,358)
                                         =============    =============

     Operating losses declined $492,816, or 61%, from 2001 to 2002. Retail Brokerage recorded operating income of $122,130 in 2002 versus an operating loss of $188,107 in 2001. Corporate operating losses declined $185,624, or 40%, from 2001 to 2002. These operating loss reductions are generally attributable to the Company's continual efforts to control and reduce general and administrative expenses.

Liquidity

     Cash Flows from Operating Activities - The Company had a loss from continuing operations of $314,542 for the quarter ended March 31, 2002. This amount was adjusted for non-cash expenses totaling $89,071. Cash flows from operating activities were increased by a decrease in receivables of $159,270 and by various other cash flow adjustments aggregating a net source of cash of $43,401; thus yielding a net cash flow used by operating activities of $22,800.

     Cash Flows From Investing Activities - Cash flow used by investing activities during the quarter ended March 31, 2002 was $204,608, due to capitalizing $185,813 in development costs related to the RushTrade direct access software and purchasing various fixed assets for $18,795.

     Cash Flows from Financing Activities - During the quarter ended March 31, 2002, the Company raised $65,390 from the sale of common and preferred stock and $200,000 from borrowings. The Company paid $22,003 as payments on notes payable and $17,806 as preferred stock dividends.

     The Company's cash and cash equivalents available for operations at March 31, 2002 were $259,934, and the Company's liabilities exceeded its cash and receivables by $1,421,329. The Company's requirements for normal cash expenditures, as well as costs for the further development and launch of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2002, the Company had $1,860,740 in liabilities, and cash and accounts receivable of $439,411. Also, the Company had net losses from continuing operations of $1,057,635 in 2000, $2,203,896 in 2001, and $314,542 in the first quarter of 2002. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The Company has undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the upcoming release of the RushTrade software products. The RushTrade products are still in beta testing, and have so far generated only minimal revenue. The Company is pursuing additional agreements similar to the OTA and Fidelity agreements (as discussed in Footnotes #4 and #5 of this document) to further increase revenue.


Forward-looking statements

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

PART II.        OTHER INFORMATION


Item 5.  Other Information

     The Company has been notified by the Nasdaq Stock Market that it has until August 13, 2002 to comply with its minimum continued listing requirement by maintaining a minimum closing bid price of $1.00 for at least 10 consecutive trading days. The Company has also been reminded by the Nasdaq Stock Market that, to comply with its minimum continued listing requirements, it must maintain a minimum balance of $2,500,000 in Shareholder's Equity and a minimum of $1,000,000 in market value in the public float. There can be no assurance that the Company will demonstrate compliance with these requirements in the future.

Item 6.  Exhibits and Reports on Form 8K

     On May 7, 2002, the Company appointed the accounting firm of King Griffin & Adamson P.C. as its independent auditors for the fiscal year ended December 31, 2002, and chose not to renew the engagement of Grant Thornton LLP, who served as the Company's independent auditors for the fiscal year ended December 31, 2001. Since January 1, 2000, the Company has not had any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that would require disclosure in the current Report on Form 8-K.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.

Dated: May 15, 2002                         By /s/ Howard M. Stein
                                            ----------------------------
                                            Howard M. Stein
                                            Controller