Form 10QSB
period 2002-06-30
RUSHMORE FINANCIAL GROUP INC
filed 2002-08-19
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                         Rushmore Financial Group, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

               Texas                                75-2375969
               -----                              ---------------
      (State of Incorporation)         (I. R. S. Employer Identification No.)

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
                 -----------------------------------------------
                                  972-450-6000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2002: 7,901,684 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     June 30,      December 31,
                             ASSETS                                    2002            2001
                                                                   ------------    ------------

Cash and cash equivalents                                          $       --      $    261,761
Accounts receivable                                                     170,737         338,747
Prepaid expenses and deposits                                           489,724         227,449
Developed software, at cost                                           2,076,417       1,739,257
Property and equipment, net of accumulated depreciation                 317,368         413,598
Goodwill, net                                                           211,905       1,253,932
Deferred financing fees                                                  41,569
                                                                   ------------    ------------
                   Total assets                                    $  3,307,720    $  4,234,744
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
          Bank Overdraft                                           $      3,857    $       --
          Accounts payable                                            1,201,850       1,012,529
          Notes payable                                                 416,992         150,154
          Liabilities acquired in 2001 acquisition                      349,318         375,812
          Accrued expenses and other liabilities                        169,946         136,751
                                                                   ------------    ------------
                   Total liabilities                                  2,141,963       1,675,246
                                                                   ------------    ------------

Shareholders' Equity:
          Preferred stock - cumulative; $10 par value; 14,063
             shares issued and outstanding                              140,630         140,630
          Preferred stock - convertible cumulative; $10 par
             value; 86,480 shares issued and outstanding                864,800         864,800
          Preferred stock issuances pending                             100,000            --
          Common stock - $0.01 par value, 10,000,000 shares
             authorized;8,588,562 shares issued at June 30,2002;
             7,229,633 shares issued at December 31, 2001                85,886          72,296
          Common stock subscriptions receivable                          (3,277)         (4,118)
          Additional paid in capital                                 12,644,684      12,154,388
          Treasury stock, at cost - 686,878 shares                     (421,022)       (421,022)
          Accumulated deficit                                       (12,245,944)    (10,247,476)
                                                                   ------------    ------------
                   Total shareholders' equity                         1,165,757       2,559,498
                                                                   ------------    ------------
                   Total liabilities and shareholders equity       $  3,307,720    $  4,234,744
                                                                   ============    ============


          See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three and six months ended June 30,
                                   (unaudited)

                                                   For the Three Months           For the Six Months
                                                      Ended June 30,                 Ended June 30,
                                                --------------------------    --------------------------
                                                    2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
 Revenue:
         Direct access brokerage services
              Commissions and fees              $   266,598    $    72,040    $   499,992    $   124,674
         Retail brokerage services
              Commissions and fees                1,337,510      2,308,034      2,737,480      3,693,446
         Other revenue                                6,614         14,211         19,276         37,062
                                                -----------    -----------    -----------    -----------

              Total revenue                       1,610,722      2,394,285      3,256,748      3,855,182
                                                -----------    -----------    -----------    -----------
 Expenses:
         Direct access brokerage services
               Commission expense                   211,006          1,009        394,651          2,769
              Other direct access brokerage
              services expenses                     155,620        145,028        300,972        249,716
         Retail brokerage services
               Commission expense                   927,941      1,714,783      1,989,978      2,664,895
              Other retail brokerage
              services expenses                      20,175        101,677         40,629        191,889
         General and administrative                 863,732        921,297      1,346,358      1,983,384
                                                -----------    -----------    -----------    -----------
               Total expenses                     2,178,474      2,883,794      4,072,588      5,092,653
                                                -----------    -----------    -----------    -----------
 Operating loss                                    (567,752)      (489,509)      (815,840)    (1,237,471)
 Other expense:
        Write off of impaired goodwill            1,042,028           --        1,042,028           --
        Depreciation and amortization                58,553         44,284        117,130         96,250
        Interest expense                             15,593         12,403         23,470         19,833
                                                -----------    -----------    -----------    -----------
 Loss from continuing operations                 (1,683,926)      (546,196)      (956,441)    (1,353,554)
                                                -----------    -----------    -----------    -----------

 Loss from discontinued operations                     --          (41,469)          --          (95,743)

                                                -----------    -----------    -----------    -----------
               Net loss                         ($1,683,926)      (587,665)   ($1,998,468)    (1,449,297)
                                                ===========    ===========    ===========    ===========

 Basic and diluted loss per share of
        common stock, continuing operations     ($     0.21)   ($     0.10)   ($     0.27)   ($     0.25)
                                                ===========    ===========    ===========    ===========
 Basic and diluted loss per share of
        common stock, discontinued operations   $      0.00    ($     0.01)   $      0.00    ($     0.02)
                                                ===========    ===========    ===========    ===========
 Basic and diluted net loss per share of
        common stock                            ($     0.21)   ($     0.11)   ($     0.27)   ($     0.27)
                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding        7,901,684      5,664,538      7,306,766      5,411,793
                                                ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                                             2002                      2001
                                                                    -----------------------     --------------------
Cash flows from operating activities:
            Loss from continuing operations                                    ($1,998,468)             ($1,353,554)
            Adjustments to reconcile loss from continuing
            operations to net cash used in operating activities
                Common stock issued for compensation and
                   expenses                                                         31,335                        -
                Fair value of common stock options issued for
                   services                                                        167,491
                Write off of impaired goodwill                                   1,042,028
                Depreciation and amortization                                      117,130                96,250.00
                 Change in assets and liabilities, net of effect of
                 the 2001 acquisition:
                (Increase) decrease in assets:
                           Accounts receivable                                     168,009              (14,596.00)
                           Prepaid expenses and deposits                            39,853              (91,956.00)
                Increase (decrease) in liabilities:
                           Accrued expenses and other liabilities                  196,017               131,920.00
                                                                    -----------------------     --------------------
Net cash used in operating activities-continuing operations                       (236,605)           (1,231,936.00)
                                                                    -----------------------     --------------------
Cash flows from investing activities:
            Bank overdraft                                                           3,857                        -
            Purchase of equipment                                               (20,900.00)              (60,594.00)
            Capitalization of software development costs                        337,160.00             (626,174.00)
            Cash received on the 2001 acquisition                                        -                11,047.00
                                                                    -----------------------     --------------------
Net cash used in investing activities                                          (354,203.00)             (675,721.00)
                                                                    -----------------------     --------------------
Cash flows from financing activities:
            Proceeds from sale of Common Stock                                      390.00               498,165.00
            Proceeds from sale of Preferred Stock                               100,000.00               355,929.00
            Preferred Stock dividends paid                                      (38,184.00)              (21,538.00)
            Payments on notes payable                                           (33,160.00)              (60,543.00)
            Proceeds from notes payable                                         300,000.00               303,456.00
                                                                    -----------------------     --------------------
Net cash provided by financing activities                                       329,046.00             1,075,469.00
                                                                    -----------------------     --------------------

Net cash used in continuing operations                                         (261,762.00)             (832,188.00)
                                                                    -----------------------     --------------------

Net cash provided by discontinued operations                                             -                        -

Net decrease in cash and cash equivalents                                      (261,762.00)             (832,188.00)
Cash and cash equivalents at beginning of period                                261,762.00             1,218,317.00
                                                                    -----------------------    ---------------------
Cash and cash equivalents at end of period                                               -               386,129.00
                                                                    =======================     ====================


Supplemental Disclosure of Cash Flow Information:
            Cash paid for interest                                              ($6,645.00)             ($19,833.00)
            Cash paid for income taxes                                                $  -                     $  -
Supplemental Disclosure of Non-Cash Information:
            Warrants issued in connection with debt financing                    41,569.00
            Common stock issued as dividends on preferred stock                   2,126.00                     $  -
            Common stock issued in the 2001 acquisition                               $  -                     0.00
            Common stock issued in the OTA client acquisition                  $300,000.00                     $  -



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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2002, the Company had $2,141,963 in liabilities, no cash and accounts receivable of $170,737. Also, the Company had net losses from continuing operations of $1,057,635 in 2000, $2,203,896 in 2001, and $1,998,468 in the first six months of 2002. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash by the use of borrowings and equity. In the second quarter of 2002 the Company raised $100,000 through the sale of convertible debentures and $35,000 from the sale of preferred stock. The Company will attempt to raise additional capital through a Senior Secured Convertible Bond Offering whereby the bonds will be secured by a lien on RushTrade's proprietary software and other technology assets.

     The Company has also undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the upcoming release of the RushTrade software products. The RushTrade products were released on July 1, 2002, and have so far generated only minimal revenue.

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

     The Direct Access Brokerage Services division, operating as "RushTrade(TM)", has been developed to meet the needs of the active on-line investor. RushTrade offers two products to meet the needs of the active online investor, RushTrade Direct, its Level I browser-based product, and RushTrade Direct Pro, its Level II software-based product. The RushTrade software and its associated Penson Back Office Administrative Tool will derive various revenue streams in the form of licensing fees and royalties from expected licensing arrangements.


     The Retail Brokerage Services division consists of retail securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities
Corporation ("Rushmore Securities"). In addition, Rushmore Investment Management
Corporation ("Rushmore Management") provides fee-based investment advisory services and portfolio management. The Company's insurance services business is conducted through its affiliated agency, Rushmore Insurance Services, Inc.
("Rushmore Agency").

     The Corporate division includes all business assets and activities not directly related or allocated to the other two divisions.

     The following summarizes the Company's identifiable assets by industry segment as of the dates indicated:

                                                      June 30,
                                       ----------------------------------------
               Identifiable Assets            2002                 2001
            ------------------------   -------------------   ------------------
            Direct Access Brokerage            $2,280,235           $1,034,442
            Retail Brokerage                      360,288            2,623,578
            Corporate                             667,197              822,322
                                       -------------------   ------------------
                      Total                    $3,307,720           $4,480,342
                                       ===================   ==================

     The following summarizes the Company's industry segment operating data for the periods indicated:


                                      Three Months Ended June 30,                     Six Months Ended June 30,
                              ---------------------------------------------- ---------------------------------------------
          Revenues                    2002                   2001                    2002                    2001
--------------------------    ---------------------- ----------------------- ----------------------- ---------------------
Direct Access Brokerage                    $266,598                $72,040                 $499,992              $124,674
Retail Brokerage                          1,344,124              2,308,034                2,737,748             3,693,446
Corporate                                         -                 14,211                        8                37,062
                              ---------------------- ----------------------- ----------------------- ---------------------
            Total                        $1,610,722             $2,394,285               $3,256,748            $3,855,182
                              ====================== ======================= ======================= =====================

                                      Three Months Ended June 30,                    Six Months Ended June 30,
                              ---------------------------------------------- ---------------------------------------------
          Expenses                    2002                   2001                    2002                    2001
-------------------------    ----------------------- ----------------------- ----------------------- ---------------------
Direct Access Brokerage                    $439,780               $253,034                 $835,786              $465,235
Retail Brokerage                          2,393,431              2,281,079                3,683,924             3,854,598
Corporate                                   461,437                406,368                  735,506               888,903
                              ---------------------- ----------------------- ----------------------- ---------------------
            Total                        $3,294,648             $2,940,481               $5,255,216            $5,208,736
                              ====================== ======================= ======================= =====================


     Income (Loss) from               Three Months Ended June 30,                    Six Months Ended June 30,
                              ---------------------------------------------- ---------------------------------------------
    Continuing Operations             2002                   2001                    2002                    2001
--------------------------   ----------------------- ----------------------- ----------------------- ---------------------
Direct Access Brokerage                  ($173,182)             ($180,994)               ($335,794)            ($340,561)
Retail Brokerage                        (1,050,307)                 26,955                (927,176)             (161,152)
Corporate                                 (461,437)              (392,157)                (735,498)             (851,841)
                              ---------------------- ----------------------- ----------------------- ---------------------
            Total                      ($1,683,926)             ($546,196)             ($1,998,468)          ($1,353,554)
                              ====================== ======================= ======================= =====================



3.       Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of the RushTrade software products. During the first six months of 2002, the Company capitalized $337,160 in costs versus $626,174 for the same period in 2001. As of June 30, 2002, the total of all capitalized costs was $2,076,417.
Upon release of each of the RushTrade products or modules, costs related to that product or module will be charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module will be amortized by the greater of the revenue method or the straight-line method over a three-year period. On July 1, 2002, the Company released its RushTrade Direct and RushTrade Direct Pro products and began amortizing the capitalized development cost associated with these products over a three-year period.

4.   Recent Transactions

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier  revenue-sharing  agreement,  with NewportX.com,  an affiliate of Online
Trading  Academy of Irvine,  CA.  ("OTA") to acquire a block of up to 150 active trader  accounts which are to be referred or directed to RushTrade over the next six months in exchange for 1,200,000  shares of RFGI common stock.  These shares were issued  during March 2002 and the Company has  recorded a prepaid  asset of
$300,000,  the fair  value of the stock on the date of  issuance.  As the active trader  accounts are As of June 30, 2002, no trader accounts have been certified received  and  certified,  the  Company  will  reclassify  these  amounts  to an intangible asset. OTA is an education  provider and conducts  classroom training for those  interested  in day  trading or other  active  investors  who seek the latest  investment  tools and techniques in the active trader market.  RushTrade has entered into a strategic  relationship  with OTA as an industry  partner for
training  and  education   whereby  OTA  will  conduct  training  classes  using
RushTrade's Direct Pro software trading platform.

5.       Subsequent Events

     The Company and Empire Financial Holding Company, Inc.(Empire) entered into and agreement in June 2002 where Empire would purchase certain assets of Rushmore Securities Corporation, a wholly owned subsidiary of the Company. This transaction was completed on August 9, 2002 with the transfer of $79,464 from Empire to the Company. The total consideration for the sale of these assets is 25% of the gross revenues generated by these assets for a 12-month period. This consideration, which is subject to adjustment, has been estimated to be $211,905 based on actual prior revenues. The Company expects to receive and additional
$26,488 in cash within 90 days and the remainder, $105,952 in either cash or restricted stock of Empire within 180 days of the close. The purchase price of $211,904.00 represents a substantial loss of the value of the asset being sold which is carried on the Company's books as goodwill. As a result, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state it at its estimated net realizable value of $211,905 at June 30, 2002.


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

8.   Earnings (Loss) Per Share

     Earnings (loss) per share for the periods indicated are computed using the following information:

                                      Three months ended June 30,                Six months ended June 30,
                                ---------------------------------------- ------------------------------------------
     Loss From Continuing                  2002                 2001                  2002                 2001
          Operations
------------------------------- ---------------------- ------------------ --------------------- --------------------
Loss from continuing                   ($1,683,926)           ($546,196)          ($1,998,468)         ($1,353,554)
operations
Dividends on preferred stock               (18,252)             (10,769)              (40,310)             (21,538)
                                ---------------------- ------------------ --------------------- --------------------
Loss from continuing
operations
     applicable to common
shareholders                           ($1,702,178)          ($556,965)          ($2,036,652)         ($1,375,092)
                                ====================== ================== ===================== ====================


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

     As discussed in Note 5, during the second quarter of 2002, the Company entered into an agreement to sell certain assets, which relate to the goodwill recorded on the Company's books. As a result the Company wrote off $1,042,028 of goodwill to state it at its estimated net realizable value of $211,905 the purchase price of the assets being sold.

10.      Deferred Financing Fees

     During the second quarter of 2002, the Company recorded deferred financing fees of $41,569 that represent the fair value of warrants issued to an individual that assisted the Company in obtaining certain debt financing. The deferred financing fees are amortized on a straight-line basis over the term of the related notes, which is three years.

11.      Convertible Notes Payable

     During the current quarter, the Company issued two convertible notes totaling $100,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning October 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.17 per share.

12.      Stock Options and Warrants

     During the current quarter, the Company granted 1,031,000 stock options. 100,001 options were granted to employees for common stock exercisable at $0.16 per share that expire in five years as compensation. 930,000 options valued at $167,491 were granted to non-employees for services. The options have exercise prices ranging from $0.22-$0.26 per share that expire in five years.

     Additionally, during the current quarter, the Company issued 200,000 warrants to purchase common stock valued at $41,569 to a non-employee as a finders fee in connection with the Company obtaining debt financing. As discussed in Note 10 these warrants have an exercise price of $0.25 per share and expire in five years.


13.      Insurance Claims Payable

     During the second quarter of 2002, the Company was notified by the administrator of their partially self-insurance program that the Company had outstanding claims due to health care providers totaling $168,093. The administrator has been unable to provide the Company with information documenting the period these claims relate to. The Company had recorded an accrual of approximately $60,000 related to these claims in previous periods. The additional liability related to these claims was recorded in the second quarter of 2002. As of June 30, 2002, the Company has accrued this liability in full along with an estimated accrual of $20,000 for future funds that will be required to cover current claims. In total, insurance claims payable total $188,093 at June 30, 2002. The self-insured plan was terminated on may 31, 2002 and the Company enrolled in a fully-insured plan on June 1, 2002.

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

2.   RushTrade(TM)Direct Access Online Services Software Development

     RushTrade      Direct      Access      Online       Services--RushTrade.com
(http://www.rushtrade.com), a division of Rushmore Securities, has been developed to meet the needs of the active on-line investor. RushTrade offers its clients real-time Level I and Level II investment price quotes combined with direct access to Electronic Communications Networks ("ECN"s) and the major Exchanges. The RushTrade product was developed by RushTrade Software Services, Inc., and will be distributed through RushTrade.com, a division of Rushmore Securities. The RushTrade product was released on July 1, 2002 and is expected to provide various additional revenue streams in the form of licensing fees and royalties from expected licensing arrangements.

     RushTrade offers two distinct products to meet the needs of the active online investor, RushTrade Direct, our Level I browser-based product, and RushTrade Direct Pro, our Level II software-based product.

     RushTrade Direct attempts to meet the needs of the online investor by delivering real-time quotes and information, RushTrade's Direct Access Routing Technology (DART(TM)), and customer service provided by experienced registered representatives. This product is delivered to investors via the Internet, and therefore is able to be accessed from virtually any computer with a web browser.

     RushTrade Direct Pro, RushTrade's proprietary software-based Level II product, attempts to meet the more sophisticated on-line investors' demands by providing the latest trading technologies and tools available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II securities quotes, news, charts, research, and RushTrades' proprietary Direct Access Routing Technology (DART(TM)). DART(TM) enables investors to route their orders directly to the specific ECN or Exchange with the best market price, thus saving the investor time and money by providing improved trade execution quality. RushTrade Direct Pro clients have access to the same customer service support that all RushTrade Direct users receive.

     The RushTrade products were released into various stages of testing during 2001-2002. Beta testing began for RushTrade Direct in July 2001. Beta testing for RushTrade Direct Pro began in November 2001, and again with additional features in February 2002. Both products were released on July 1, 2002. RushTrade's Penson Back Office Administrative tool, a module necessary for licensing the software to other broker/dealers who have clearing arrangements with Penson Financial, is currently under development, and is expected to be ready for beta testing in late 2002. Final release of the module is expected to occur no sooner than December 2002.


2.   Results of Continuing Operations

Three Months Ended June 30, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                           Three Months Ended June 30,
                                   ---------------------------------------------
               Revenues                    2002                   2001
     ---------------------------------------------------  ----------------------
     Direct Access Brokerage                   $266,598                 $72,040
     Retail Brokerage                         1,344,124               2,308,034
     Corporate                                        -                  14,211
                                   ---------------------  ----------------------
                 Total                       $1,610,722              $2,394,285
                                   =====================  ======================

     Total revenue for the second quarter decreased $783,563, or 33%, from 2001 to 2002. This decrease was comprised primarily of decreases of $963,910 from Retail Brokerage operations and $14,211 from corporate revenues, offset by an increase of $194,558 in Direct Access Brokerage revenue.

     Direct Access Brokerage revenue increased $194,558, or 270%, from 2001 to 2002. This increase was primarily the result of adding a new trading firm customer licensed in late December 2001. The agreement with this trading firm was terminated in July 2002 and thus we expect Direct Access Brokerage revenue to decrease in the third quarter of 2002.

     Retail Brokerage revenue decreased $963,910, or 42%, from 2001 to 2002. The decrease in insurance revenue is primarily due to management's decision to reposition its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. Overall market conditions contributed to the overall decline in the Retail Brokerage revenue.

     Corporate revenue decreased primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.



Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                          Three Months Ended June 30,
                                  ---------------------------------------------
                 Expenses                 2002                   2001
       ------------------------  ----------------------- ----------------------
       Direct Access Brokerage                 $439,780               $253,034
       Retail Brokerage                       2,393,431              2,281,079
       Corporate                                461,437                406,368
                                  ---------------------- ----------------------
                   Total                     $3,294,648             $2,940,481
                                  ====================== ======================

     Total expenses increased $354,167 or 12%, from 2001 to 2002. Direct Access Brokerage expenses increased $186,746, Retail Brokerage expenses increased $112,352 and Corporate expenses increased $55,069.

     Direct Access Brokerage expenses increased $186,746, or 74%, from 2001 to 2002. This increase is primarily due to commissions of $183,645 paid to the new trading firm licensed in December 2001. The agreement with this trading firm was terminated in July 2002 and thus we expect Direct Access Brokerage expenses to decrease in the third quarter of 2002.

     Retail Brokerage expenses increased $112,352, or 5%, from 2001 to 2002. This increase is the result of a write off of impaired goodwill related to the Retail Brokerage assets of $1,042,028 offset by a decrease in expenses due to Management's decision to reposition its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

     Corporate expenses increased $55,069, or 14%, from 2001 to 2002. The Company instituted cost reduction policies after the Northstar acquisition in 2001 and continues to reduce cost. In the second quarter of 2002 Corporate expenses are increased due to anon-cash charge for consulting fees of $167,491.

Operating income (loss) from continuing operations

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

            Income (Loss) from             Three Months Ended June 30,
                                   ---------------------------------------------
           Continuing Operations           2002                   2001
       -------------------------  ----------------------- ----------------------
       Direct Access Brokerage                ($173,182)             ($180,994)
       Retail Brokerage                      (1,050,307)                 26,955
       Corporate                               (461,437)              (392,157)
                                   ---------------------- ----------------------
                   Total                    ($1,683,926)             ($546,196)
                                   ====================== ======================

     Operating losses increased $1,137,730, or 208%, from 2001 to 2002. Direct Access Brokerage operating losses decreased by $7,812 or 4% from 2001 to 2002.
Retail Brokerage recorded operating losses of ($1,050,307) in 2002 versus operating income of $26,955 in 2001. The change was primarily a result of the write off of goodwill of $1,042,028. Corporate operating losses increased $69,280 or 18%, from 2001 to 2002. Corporate operating losses increased in spite of the continued cost cutting. This was primarily due to the non-cash consulting fees.


Six Months Ended June 30, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                           Six Months Ended June 30,
                                  ---------------------------------------------
                Revenues                  2002                   2001
      -------------------------  ----------------------  ----------------------
      Direct Access Brokerage                 $499,992                $124,674
      Retail Brokerage                       2,756,748               3,693,446
      Corporate                                      8                  37,062
                                  ---------------------  ----------------------
                  Total                     $3,256,748              $3,855,182
                                  =====================  ======================

     Total revenue for the six months ended June 30, 2002 decreased $598,434, or 16%, from 2001 to 2002. This decrease was comprised primarily of decreases of $936,698 from Retail Brokerage operations and $37,054 from corporate revenues, offset by an increase of $375,318 in Direct Access Brokerage revenue.

     Direct Access Brokerage revenue increased $375,318, or 300%, from 2001 to 2002. This increase was primarily the result of adding a new trading firm customer licensed in late December 2001. The agreement with this trading firm was terminated in July 2002 and thus we expect Direct Access Brokerage revenue to decrease in the third quarter of 2002.

     Retail Brokerage revenue decreased $936,698, or 25%, from 2001 to 2002. The decrease in insurance revenue is primarily due to management's decision to reposition its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. Overall market conditions contributed to the overall decline in the Retail Brokerage revenue.

     Corporate revenue decreased primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.



Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                           Six Months Ended June 30,
                                  ---------------------------------------------
                   Expenses               2002                   2001
         -----------------------  ---------------------- ----------------------
         Direct Access Brokerage               $835,786               $465,235
         Retail Brokerage                     3,683,924              3,854,598
         Corporate                              735,506                888,903
                                  ---------------------- ----------------------
                     Total                   $5,255,216             $5,208,736
                                  ====================== ======================

     Total expenses  increased  $46,480 or 1%, from 2001 to 2002.  Direct Access
Brokerage expenses increased $370,551, Retail Brokerage expenses decreased $170,674 and Corporate expenses decreased $153,397.

     Direct Access Brokerage expenses increased $370,551, or 80%, from 2001 to 2002. This increase is primarily due to commissions paid to the new trading firm licensed in December 2001. The agreement with this trading firm was terminated in July 2002 and thus we expect Direct Access Brokerage expenses to decrease in the third quarter of 2002.

     Retail Brokerage expenses decreased $170,674, or 4%, from 2001 to 2002. This decrease is the result of a write off of impaired goodwill related to the Retail Brokerage assets of $1,042,028 offset by a decrease in expenses due to Managements decision to reposition its insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

     Corporate expenses decreased $153,397, or 17%, from 2001 to 2002. The Company instituted cost reduction policies after the Northstar acquisition in 2001 and continues to reduce cost. In the second quarter of 2002 Corporate expenses are increased due to a non-cash charge for consulting fees of $167,491.

Operating income (loss) from continuing operations

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

            Income (Loss) from              Six Months Ended June 30,
                                   ---------------------------------------------
           Continuing Operations           2002                   2001
       -------------------------   ---------------------- ----------------------
       Direct Access Brokerage                ($335,794)             ($340,561)
       Retail Brokerage                        (927,176)              (161,152)
       Corporate                               (735,498)              (851,841)
                                   ---------------------- ----------------------
                   Total                    ($1,998,468)           ($1,353,554)
                                   ====================== ======================

Operating losses increased $644,914, or 48%, from 2001 to 2002. Direct Access Brokerage operating losses decreased by $4,767 or 1% from 2001 to 2002. Retail Brokerage operating losses increased $766,024 in 2002 versus 2001 or 475%. Retail Brokerage losses were caused primarily by the write-off of goodwill of $1,042,028. Corporate operating losses decreased $116,343 or 14%, from 2001 to 2002. Corporate operating losses increased in spite of the continued cost cutting. This was primarily due to the non-cash consulting fees.

Liquidity

    Cash Flows from Operating Activities - The Company had a loss from continuing operations of $1,998,463 for the six months ended June 30, 2002. This amount was adjusted for non-cash expenses totaling $1,190,493. Cash flows from operating activities were increased by a decrease in receivables of $168,009 and by various other cash flow adjustments aggregating a net source of cash of $235,865; thus yielding a net cash flow used by operating activities of $236,605.

    Cash Flows From Investing Activities - Cash flow used by investing activities during the six months ended June 30, 2002 was $354,203, due to capitalizing $337,160 in development costs related to the RushTrade direct access software and purchasing various fixed assets for $20,900.

    Cash Flows from Financing Activities - During the six months ended June 30, 2002, the Company raised $100,390 from the sale of common and preferred stock and $300,000 from borrowings. The Company paid $33,160 as payments on notes payable and $38,184 as preferred stock dividends.

     The Company's cash and cash equivalents available for operations at June 30, 2002 were zero, and the Company's liabilities exceeded its cash and receivables by $1,971,226. The Company's requirements for normal cash expenditures, as well as costs for the further development and launch of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2002, the Company had $2,141,963 in liabilities, and cash and accounts receivable of $170,737. Also, the Company had net losses from continuing operations of $1,057,635 in 2000, $2,203,896 in 2001, and $1,998,468 for the six months ended June 30, 2002.
Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash by the use of borrowings and equity. In the second quarter of 2002 the Company raised $100,000 through the sale of convertible debentures and $35,000 from the sale of preferred stock. The Company will attempt to raise additional capital through a Senior Secured Convertible Bond Offering whereby the bonds will be secured by a lien on RushTrade's proprietary software and other technology assets.

     The Company has also undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the upcoming release of the RushTrade software products. The RushTrade products were released on July 1, 2002, and have so far generated only minimal revenue.

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


PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

         On May 21, 2002 the Company issued two convertible notes totaling $100,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning October 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.17 per share.

     During the current quarter the Company sold 3,500 shares of series 2002A convertible preferred, $10 par value, convertible into the Company's common shares at $0.25 per share and pays a 9% cumulative dividend in common shares payable quarterly.

     During the current quarter, the Company issued 200,000 warrants to purchase common stock valued at $41,569 to a non-employee as a finders fee in connection with the Company obtaining debt financing. As discussed in Note 10 these warrants have an exercise price of $0.25 per share and expire in five years.

     During the current quarter, the Company granted 1,031,000 stock options. 100,001 options were granted to employees for common stock exercisable at $0.16 per share that expire in five years as compensation. 930,000 options valued at $167,491 were granted to non-employees for services. The options have exercise prices ranging from $0.22-$0.26 per share that expire in five years.

Item 5.  Other Information

     The Nasdaq Stock Market notified the Company that it had until August 13, 2002 to comply with its minimum continued listing requirement by maintaining a minimum closing bid price of $1.00 for at least 10 consecutive trading days. The Company failed to maintain a minimum closing bid price of $1.00. The Company has also been reminded by the Nasdaq Stock Market that, to comply with its minimum continued listing requirements, it must maintain a minimum balance of $2,500,000 in Shareholder's Equity and a minimum of $1,000,000 in market value in the public float. On August 5, 2002 the Nasdaq Stock Market notified The Company that its common stock had failed to maintain a minimum market value of publicly held shares ("MVPHS") of $1,000,000 as required. The Nasdaq Stock Market has given the company 90 days, or until November 4, 2002 to comply. With the filing of this report The Company has failed to maintain a minimum balance of $2,500,000 in Shareholder's Equity and expects to receive a letter from the Nasdaq Stock Market to that effect. At some point in the last half of the year the Company expects to be delisted from the exchange. The Company expects to move to the OTC market and will apply when available for listing on the Bulletin Board Exchange.



Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

99.1 Certification pursuant of 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       OTA Agreements
c)       CentraTrade Agreement
d)       Reports on Form 8-K
         None



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Rushmore Financial Group, Inc.

Dated: August 19, 2002                  By /s/ Dewey M. Moore, Jr.
                                        ----------------------------------------
                                        Dewey M. Moore, Jr.
                                        Chief Executive Officer

Dated: August 19, 2002                  By /s/ Randy Rutledge
                                        ----------------------------------------
                                        Randy Rutledge
                                        Chief Financial Officer