Form 10QSB/A
period 2002-06-30
RUSHMORE FINANCIAL GROUP INC
filed 2002-08-22
CIK 884892

UNITED STATES
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
                ------------------------------------------------
                                  972-450-6000
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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
                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                      June 30,      December 31,
                             ASSETS                                     2002            2001
                                                                    ------------    ------------
Cash and cash equivalents                                           $       --      $    261,761
Accounts receivable                                                      170,737         338,747
Prepaid expenses and deposits                                            489,724         227,449
Developed software, at cost                                            2,076,417       1,739,257
Property and equipment, net of accumulated depreciation                  317,368         413,598
Goodwill, net                                                            211,905       1,253,932
Deferred financing fees                                                   41,569            --
                                                                    ------------    ------------
                   Total assets                                     $  3,307,720    $  4,234,744
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
          Bank overdraft                                            $      3,857    $       --
          Accounts payable                                             1,201,850       1,012,529
          Notes payable                                                  416,992         150,154
          Liabilities acquired in 2001 acquisition                       349,318         375,812
          Accrued expenses and other liabilities                         169,946         136,751
                                                                    ------------    ------------
                   Total liabilities                                   2,141,963       1,675,246
                                                                    ------------    ------------

Shareholders' equity:
          Preferred stock - cumulative; $10 par value; 14,063
             shares issued and outstanding                               140,630         140,630
          Preferred stock - convertible cumulative; $10 par
             value; 86,480 shares issued and outstanding                 864,800         864,800
          Preferred stock issuances pending                              100,000            --
          Common stock - $0.01 par value; 10,000,000 shares
             authorized;8,588,562 shares issued at June 30, 2002;
             7,229,633 shares issued at December 31, 2001                 85,886          72,296
          Common stock subscriptions receivable                           (3,277)         (4,118)
          Additional paid in capital                                  12,644,684      12,154,388
          Treasury stock, at cost - 686,878 shares                      (421,022)       (421,022)
          Accumulated deficit                                        (12,245,944)    (10,247,476)
                                                                    ------------    ------------
                   Total shareholders' equity                          1,165,757       2,559,498
                                                                    ------------    ------------
                   Total liabilities and shareholders' equity       $  3,307,720    $  4,234,744
                                                                    ============    ============


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three and six months ended June 30,
                                   (unaudited)

                                                   For the Three Months           For the Six Months
                                                       Ended June 30,                Ended June 30,
                                                --------------------------    --------------------------
                                                    2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
 Revenue:
         Direct access brokerage services
              Commissions and fees              $   266,598    $    72,040    $   499,992    $   124,674
         Retail brokerage services
              Commissions and fees                1,337,510      2,308,034      2,737,480      3,693,446
         Other revenue                                6,614         14,211         19,276         37,062
                                                -----------    -----------    -----------    -----------
              Total revenue                       1,610,722      2,394,285      3,256,748      3,855,182
                                                -----------    -----------    -----------    -----------
 Expenses:
         Direct access brokerage services
              Commission expense                    211,006          1,009        394,651          2,769
              Other direct access brokerage
                 services expenses                  155,620        145,028        300,972        249,716
         Retail brokerage services
              Commission expense                    927,941      1,714,783      1,989,978      2,664,895
              Other retail brokerage services
                 expenses                            20,175        101,677         40,629        191,889
         General and administrative                 863,732        921,297      1,346,358      1,983,384
                                                -----------    -----------    -----------    -----------
               Total expenses                     2,178,474      2,883,794      4,072,588      5,092,653
                                                -----------    -----------    -----------    -----------
 Operating loss                                    (567,752)      (489,509)      (815,840)    (1,237,471)
 Other expense:
        Write off of impaired goodwill            1,042,028           --        1,042,028           --
        Depreciation and amortization                58,553         44,284        117,130         96,250
        Interest expense                             15,593         12,403         23,470         19,833
                                                -----------    -----------    -----------    -----------
 Loss from continuing operations                 (1,683,926)      (546,196)      (956,441)    (1,353,554)
                                                -----------    -----------    -----------    -----------

 Loss from discontinued operations                     --          (41,469)          --          (95,743)

                                                -----------    -----------    -----------    -----------
               Net loss                         ($1,683,926)   ($  587,665)   ($1,998,468)   ($1,449,297)
                                                ===========    ===========    ===========    ===========

 Basic and diluted loss per share of
     common stock, continuing operations        ($     0.21)   ($     0.10)   ($     0.27)   ($     0.25)
                                                ===========    ===========    ===========    ===========
 Basic and diluted loss per share of
     common stock, discontinued operations      $      0.00    ($     0.01)   $      0.00    ($     0.02)
                                                ===========    ===========    ===========    ===========
 Basic and diluted net loss per share of
     common stock                               ($     0.21)   ($     0.11)   ($     0.27)   ($     0.27)
                                                ===========    ===========    ===========    ===========

Weighted average common shares
       outstanding                                7,901,684      5,664,538      7,306,766      5,411,793
                                                ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,
                                   (unaudited)

                                                                             2002           2001
                                                                         -----------    -----------
Cash flows from operating activities:
            Loss from continuing operations                              ($1,998,468)   ($1,353,554)
            Adjustments to reconcile loss from continuing
            operations to net cash used in operating activities
                Common stock issued for compensation and
                    expenses                                                  31,335           --
                Fair value of common stock options issued for
                    services                                                 167,491           --
                Write off of impaired goodwill                             1,042,028           --
                Depreciation and amortization                                117,130         96,250
                Change in assets and liabilities, net of effect of the
                    2001 acquisition:
                (Increase) decrease in assets:
                           Accounts receivable                               168,009        (14,596)
                           Prepaid expenses and deposits                      39,853        (91,956)
                Increase (decrease) in liabilities:
                           Accrued expenses and other liabilities            196,017        131,920
                                                                         -----------    -----------
Net cash used in operating activities-continuing operations                 (236,605)    (1,231,936)
                                                                         -----------    -----------

Cash flows from investing activities:
            Bank overdraft                                                     3,857           --
            Purchase of equipment                                            (20,900)       (60,594)
            Capitalization of software development costs                    (337,160)      (626,174)
            Cash received on the 2001 acquisition                               --           11,047
                                                                         -----------    -----------
Net cash used in investing activities                                       (354,203)      (675,721)
                                                                         -----------    -----------

Cash flows from financing activities:
            Proceeds from sale of Common Stock                                   390        498,165
            Proceeds from sale of Preferred Stock                            100,000        355,929
            Preferred Stock dividends paid                                   (38,184)       (21,538)
            Payments on notes payable                                        (33,160)       (60,543)
            Proceeds from notes payable                                      300,000        303,456
                                                                         -----------    -----------
Net cash provided by financing activities                                    329,046      1,075,469
                                                                         -----------    -----------

Net cash used in continuing operations                                      (261,762)      (832,188)

Net cash provided by discontinued operations                                    --             --
                                                                         -----------    -----------

Net decrease in cash and cash equivalents                                   (261,762)      (832,188)
Cash and cash equivalents at beginning of period                             261,762      1,218,317
                                                                         -----------    -----------
Cash and cash equivalents at end of period                                      --      $   386,129
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
            Cash paid for interest                                      ($     6,645)  ($    19,833)
            Cash paid for income taxes                                   $      --      $      --
Supplemental Disclosure of Non-Cash Information:
            Warrants issued in connection with obtaining debt
                 financing                                               $    41,569    $      --
            Common stock issued as dividends on preferred stock          $     2,126    $      --
            Common stock issued in the 2001 acquisition                  $      --      $      --
            Common stock issued in the OTA client acquisition            $   300,000    $      --


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

     The Company has also undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the RushTrade software products. The RushTrade products were released on July 1, 2002, and have so far generated only minimal revenue.

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


     The   Direct   Access   Brokerage   Services    division,    operating   as
"RushTrade(TM)",  has been  developed  to meet the needs of the  active  on-line investor.  RushTrade  offers two products to meet the needs of the active online investor,  RushTrade Direct,  our Level I browser-based  product,  and RushTrade
Direct Pro, our Level II software-based  product. The RushTrade software and its associated Penson Back Office Administrative Tool will attempt to derive various additional  revenue  streams in the form of licensing  fees and  royalties  from expected licensing arrangements.

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

     The  following   summarizes  the  Company's   identifiable  assets, capital
expenditures,  and depreciation and  amoritization by industry segment as of the dates indicated:
                                               June 30,
                                        -----------------------
                Identifiable Assets        2002         2001
              -----------------------   ----------   ----------
              Direct Access Brokerage   $2,280,235   $1,034,442
              Retail Brokerage             360,288    2,623,578
              Corporate                    667,197      822,322
                                        ----------   ----------
                         Total          $3,307,720   $4,480,342
                                        ==========   ==========

                                               June 30,
                                        -----------------------
                Capital Expenditures       2002         2001
              -----------------------   ----------   ----------
              Direct Access Brokerage   $  350,901   $  646,855
              Retail Brokerage               4,772       20,681
              Corporate                      2,386       10,341
                                        ----------   ----------
                         Total          $  358,060   $  677,878
                                        ==========   ==========

                                               June 30,
                  Depreciation and      -----------------------
                    Amortization           2002         2001
              -----------------------   ----------   ----------
              Direct Access Brokerage   $   44,997   $   17,256
              Retail Brokerage              27,124       26,951
              Corporate                     97,382       76,117
                                        ----------   ----------
                         Total          $  169,503   $  120,324
                                        ==========   ==========

     The following summarizes the Company's industry segment operating data for the periods indicated:

                          Three Months Ended June 30,    Six Months Ended June 30,
                          ---------------------------   ---------------------------
        Revenues              2002           2001           2002           2001
-----------------------   ------------   ------------   ------------   ------------
Direct Access Brokerage   $    266,598   $     72,040   $    499,992   $    124,674
Retail Brokerage             1,344,124      2,308,034      2,737,748      3,693,446
Corporate                         --           14,211              8         37,062
                          ------------   ------------   ------------   ------------
            Total         $  1,610,722   $  2,394,285   $  3,256,748   $  3,855,182
                          ============   ============   ============   ============

                          Three Months Ended June 30,    Six Months Ended June 30,
                          ---------------------------   ---------------------------
        Expenses              2002           2001           2002           2001
-----------------------   ------------   ------------   ------------   ------------
Direct Access Brokerage   $    439,780   $    253,034   $    835,786   $    465,235
Retail Brokerage             2,393,431      2,281,079      3,683,924      3,854,598
Corporate                      461,437        406,368        735,506        888,903
                          ------------   ------------   ------------   ------------
            Total         $  3,294,648   $  2,940,481   $  5,255,216   $  5,208,736
                          ============   ============   ============   ============


                          Three Months Ended June 30,    Six Months Ended June 30,
   Income (Loss) from     ---------------------------   ---------------------------
 Continuing Operations        2002           2001           2002           2001
-----------------------   ------------   ------------   ------------   ------------
Direct Access Brokerage      ($173,182)     ($180,994)     ($335,794)     ($340,561)
Retail Brokerage            (1,050,307)        26,955       (927,176)      (161,152)
Corporate                     (461,437)      (392,157)      (735,498)      (851,841)
                          ------------   ------------   ------------   ------------
            Total          ($1,683,926)     ($546,196)   ($1,998,468)   ($1,353,554)
                          ============   ============   ============   ============


3.   Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of the RushTrade software products. During the first six months of 2002, the Company capitalized $337,160 in costs versus $626,174 for the same period in 2001. As of June 30, 2002, the total of all capitalized costs was $2,076,417. Upon release of each of the RushTrade products or modules, costs related to that product or module will be charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module will be amortized by the greater of the revenue method or the straight-line method over a three-year period. On July 1, 2002, the Company released its RushTrade Direct and RushTrade Direct Pro products and began amortizing the capitalized development cost associated with these products.

4.   Recent Transactions

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which are to be referred or directed to RushTrade over the next six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company has recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company will reclassify these amounts to an intangible asset. As of June 30, 2002, no trader accounts have been certified. OTA is an education provider and conducts classroom training for those interested in day trading or other active investors who seek the latest investment tools and techniques in the active trader market. RushTrade has entered into a strategic relationship with OTA as an industry partner for training and education whereby OTA will conduct training classes using RushTrade's Direct Pro software trading platform.

5.   Subsequent Events

     The Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement in June 2002 where Empire would purchase certain assets of Rushmore Securities Corporation, a wholly owned subsidiary of the Company. This transaction was completed on August 9, 2002 with the transfer of $79,464 from Empire to the Company. The total consideration for the sale of these assets is 25% of the gross revenues generated by these assets for a 12-month period. This consideration, which is subject to adjustment, has been estimated to be $211,905 based on actual prior revenues from these assets. The Company expects to receive an additional $26,488 in cash within 90 days and the remainder, $105,953 in either cash or restricted stock of Empire within 180 days of the close. The purchase price of $211,905 is substantially less than the carrying value of the assets. As a result, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state it at its estimated net realizable value of $211,905 at June 30, 2002.

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

8.   Earnings (Loss) Per Share

     Earnings (loss) per share for the periods indicated are computed using the following information:


                                Three months ended June 30,      Six months ended June 30,
    Loss From Continuing       ----------------------------    ----------------------------
         Operations                2002            2001            2002            2001
----------------------------   ------------    ------------    ------------    ------------
Loss from continuing
operations                     ($ 1,683,926)   ($   546,196)   ($ 1,998,468)   ($ 1,353,554)
Dividends on preferred stock        (18,252)        (10,769)        (40,310)        (21,538)
                               ------------    ------------    ------------    ------------
Loss from continuing
operations applicable to
common shareholders            ($ 1,702,178)   ($   556,965)   ($ 2,036,652)   ($ 1,375,092)
                               ============    ============    ============    ============


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

11.  Convertible Notes Payable

     During the current quarter, the Company issued two convertible notes totaling $100,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning October 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

12.  Stock Options and Warrants

     During the current quarter, the Company granted 1,031,000 stock options. 100,001 options were granted to employees for common stock as compensation, these options are exercisable at $0.16 per share; expire in five years and vest 50% in six months and 100% after one year. 930,000 options valued at $167,491 were granted to non-employees for services. The options have exercise prices ranging from $0.22-$0.26 per share, expire in five years and vest immediately.

     Additionally, during the current quarter, the Company issued 200,000 warrants to purchase common stock valued at $41,569 to a non-employee as a finders fee in connection with the Company obtaining debt financing. These warrants have an exercise price of $0.25 per share and expire in five years. See additional discussion in Note 10.


13.  Insurance Claims Payable

     During the second quarter of 2002, the plan administrator of our partial self-insured program notified the Company that the Company had outstanding claims due to health care providers totaling $168,093. The plan administrator has been unable to provide the Company with information documenting the period to which these claims relate. The Company had recorded an accrual of approximately $60,000 related to these claims. The additional liability related to these claims was recorded in the second quarter of 2002. As of June 30, 2002, the Company has accrued this liability in full along with an estimated accrual of $20,000 for future funds that will be required to cover additional claims. Insurance claims payable totaled $188,093 at June 30, 2002. The self-insured plan was terminated on May 31, 2002 and the Company's employees were enrolled under a fully insured plan on June 1, 2002.


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

2.   RushTrade(TM)Direct Access Online Services Software Development

     RushTrade      Direct      Access      Online       Services--RushTrade.com
(http://www.rushtrade.com), a division of Rushmore Securities, has been developed to meet the needs of the active on-line investor. RushTrade offers its clients real-time Level I and Level II investment price quotes combined with direct access to Electronic Communications Networks ("ECN"s) and the major Exchanges. The RushTrade product was developed by RushTrade Software Services, Inc., and will be distributed through RushTrade.com, a division of Rushmore Securities. The RushTrade product was released on July 1, 2002 and is expected to provide various additional revenue streams in the form of licensing fees and royalties assuming these expected licensing arrangements materialize.

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

2.   Results of Continuing Operations

Three Months Ended June 30, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                       Three Months Ended June 30,
                                       ---------------------------
                    Revenues               2002          2001
             -----------------------   ------------   ------------
             Direct Access Brokerage   $    266,598   $     72,040
             Retail Brokerage             1,344,124      2,308,034
             Corporate                         --           14,211
                                       ------------   ------------
                         Total         $  1,610,722   $  2,394,285
                                       ============   ============

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

     Retail Brokerage revenue decreased $963,910, or 42%, from 2001 to 2002. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. Overall market conditions also contributed to the overall decline in the Retail Brokerage revenue.

     Corporate revenue decreased primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.


Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                       Three Months Ended June 30,
                                       ---------------------------
                    Expenses               2002           2001
             -----------------------   ------------   ------------
             Direct Access Brokerage   $    439,780   $    253,034
             Retail Brokerage             2,393,431      2,281,079
             Corporate                      461,437        406,368
                                       ------------   ------------
                         Total         $  3,294,648   $  2,940,481
                                       ============   ============

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

     Corporate expenses increased $55,069, or 14%, from 2001 to 2002. The Company instituted cost reduction policies after the Northstar acquisition in 2001 and continues to reduce cost. In the second quarter of 2002 Corporate expenses were increased due to a non-cash charge for consulting fees of $167,491.

Operating income (loss) from continuing operations

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

                                       Three Months Ended June 30,
                Income (Loss) from     ---------------------------
              Continuing Operations        2002           2001
             -----------------------   ------------   ------------
             Direct Access Brokerage      ($173,182)     ($180,994)
             Retail Brokerage            (1,050,307)        26,955
             Corporate                     (461,437)      (392,157)
                                       ------------   ------------
                         Total          ($1,683,926)     ($546,196)
                                       ============   ============

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


Six Months Ended June 30, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                        Six Months Ended June 30,
                                       ---------------------------
                    Revenues               2002           2001
             -----------------------   ------------   ------------
             Direct Access Brokerage   $    499,992   $    124,674
             Retail Brokerage             2,756,748      3,693,446
             Corporate                            8         37,062
                                       ------------   ------------
                         Total         $  3,256,748   $  3,855,182
                                       ============   ============

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

     Retail Brokerage revenue decreased $936,698, or 25%, from 2001 to 2002. The decrease is primarily due to management's decision to reposition its retail brokerage and insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. Overall market conditions also contributed to the overall decline in the Retail Brokerage revenue.

     Corporate revenue decreased primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.


Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                        Six Months Ended June 30,
                                       ---------------------------
                     Expenses              2002           2001
             -----------------------   ------------   ------------
             Direct Access Brokerage   $    835,786   $    465,235
             Retail Brokerage             3,683,924      3,854,598
             Corporate                      735,506        888,903
                                       ------------   ------------
                         Total         $  5,255,216   $  5,208,736
                                       ============   ============

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

Operating income (loss) from continuing operations

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

                                        Six Months Ended June 30,
                Income (Loss) from     ---------------------------
              Continuing Operations        2002           2001
             -----------------------   ------------   ------------
             Direct Access Brokerage      ($335,794)     ($340,561)
             Retail Brokerage              (927,176)      (161,152)
             Corporate                     (735,498)      (851,841)
                                       ------------   ------------
                         Total          ($1,998,468)  ($1,353,554)
                                       ============   ============

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

     The Company has also undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the release of the RushTrade software products. The RushTrade products were released on July 1, 2002, and have so far generated only minimal revenue.

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


PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

     On May 21, 2002 the Company issued two convertible notes totaling $100,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning October 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

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


Item 5.  Other Information

     The Nasdaq Stock Market notified the Company that it had until August 13, 2002 to comply with its minimum continued listing requirement by maintaining a minimum closing bid price of $1.00 for at least 10 consecutive trading days. The Company failed to maintain a minimum closing bid price of $1.00. The Company has also been reminded by the Nasdaq Stock Market that, to comply with its minimum continued listing requirements, it must maintain a minimum balance of $2,500,000 in Shareholder's Equity and a minimum of $1,000,000 in market value in the public float. On August 5, 2002 the Nasdaq Stock Market notified The Company that its common stock had failed to maintain a minimum market value of publicly held shares ("MVPHS") of $1,000,000 as required. The Nasdaq Stock Market has given the company 90 days, or until November 4, 2002 to comply. With the filing of this report The Company has failed to maintain a minimum balance of $2,500,000 in Shareholder's Equity and expects to receive a letter from the Nasdaq Stock Market to that effect. At some point in the last half of the year the Company expects to be delisted from the exchange. The Company expects to move to the OTC market and will apply when available for listing on the OTC Bulletin Board Exchange.


Item 6.  Exhibits and Reports on Form 8-K

     a)    Exhibits

     99.1 Certification pursuant of 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3  OTA Agreements

     99.4  CentraTrade Agreement

     99.5  Common Stock Issued & Outstanding

     b)    Reports on Form 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rushmore Financial Group, Inc.

Dated: August 21, 2002                      By /s/ Dewey M. Moore, Jr.
                                            ------------------------------------
                                            Dewey M. Moore, Jr.
                                            Chief Executive Officer


Dated: August 21, 2002                      By /s/ Randy Rutledge
                                            ------------------------------------
                                            Randy Rutledge
                                            Chief Financial Officer