Form 10QSB
period 2002-09-30
RUSHMORE FINANCIAL GROUP INC
filed 2002-11-15
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2002: 9,188,709 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       September 30,     December 31,
                              ASSETS                                        2002             2001
                                                                       -------------    -------------
Cash and cash equivalents                                              $      14,986    $     261,761
Accounts receivable                                                           31,618          338,747
Prepaid expenses and deposits                                                456,040          227,449
Developed software, net of accumulated amortization                        2,014,393        1,739,257
Property and equipment, net of accumulated depreciation                      285,983          413,598
Goodwill, net                                                                132,441        1,253,932
Deferred financing fees, net                                                  38,105             --
Intangibles                                                                   60,000             --
                                                                       -------------    -------------
                          Total assets                                 $   3,033,566    $   4,234,744
                                                                       =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
        Accounts payable                                               $   1,158,189    $   1,012,529
        Notes payable                                                        144,708          150,154
        Convertible notes payable                                            300,000             --
        Convertible bonds payable                                             65,000             --
        Liabilities acquired in 2001 acquisition                             332,098          375,812
        Accrued expenses and other liabilities                               199,821          136,751
                                                                       -------------    -------------
                          Total liabilities                                2,199,816        1,675,246
                                                                       -------------    -------------

Shareholders' equity:
        Preferred stock - cumulative; $10 par value;
              14,063 shares issued and outstanding                           140,630          140,630
        Preferred stock - convertible cumulative; $10 par value;
              96,480 shares issued and outstanding                           964,800          864,800
        Common stock - $0.01 par value, 10,000,000 shares
              authorized; 9,875,587 shares issued at September 30,
              2002; 7,229,633 shares issued at December 31, 2001              98,755           72,296
        Common stock subscriptions receivable                                 (3,277)          (4,118)
        Additional paid in capital                                        12,698,959       12,154,388
        Treasury stock, at cost - 686,878 shares                            (421,022)        (421,022)
        Accumulated deficit                                              (12,645,095)     (10,247,476)
                                                                       -------------    -------------
                          Total shareholders' equity                         833,750        2,559,498
                                                                       -------------    -------------
                          Total liabilities and shareholders' equity   $   3,033,566    $   4,234,744
                                                                       =============    =============


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three and nine months ended September 30,
                                   (unaudited)

                                                         For the Three Months           For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                      --------------------------    --------------------------
                                                          2002           2001           2002           2001
                                                      -----------    -----------    -----------    -----------
 Revenue:
    Direct access brokerage services
            Commissions and fees                      $   169,470    $    66,978    $   669,462    $   191,652
    Retail brokerage services
            Commissions and fees                          251,628      2,045,845      2,992,693      5,739,291
    Other revenue                                             278         20,799         15,969         57,861
                                                      -----------    -----------    -----------    -----------
                  Total revenue                           421,376      2,133,622      3,678,124      5,988,804
                                                      -----------    -----------    -----------    -----------
 Expenses:
    Direct access brokerage services
           Commission expense                              93,063           (704)       487,714          2,065
           Other Direct access brokerage services
             expenses                                     125,563        159,779        425,535        409,496
    Retail brokerage services
           Commission expense                              52,639      1,542,137      2,042,617      4,207,032
           Other retail brokerage services expenses         6,351         34,540         24,516        226,428
    General and administrative                            316,197        945,415      1,686,019      2,933,782
                                                      -----------    -----------    -----------    -----------
                  Total expenses                          593,813      2,681,167      4,666,401      7,778,803
                                                      -----------    -----------    -----------    -----------
 Operating loss                                          (172,437)      (547,545)      (988,277)    (1,789,999)
 Other income (expense):
   Write off of impaired goodwill                            --             --        1,042,028           --
   Depreciation and amortization                          213,995         15,406        331,125        106,673
   Interest expense                                        12,719         10,460         36,189         30,293
                                                      -----------    -----------    -----------    -----------
 Loss from continuing operations                         (399,151)      (573,411)    (2,397,619)    (1,926,965)
                                                      -----------    -----------    -----------    -----------

Discontinued operations
   Loss from discontinued operations                         --             --             --          (95,743)
   Loss from disposition of discontinued operations          --       (2,897,473)          --       (2,897,473)

                                                      -----------    -----------    -----------    -----------
 Net income (loss)                                    $  (399,151)   $(3,470,884)   $(2,397,619)   $(4,920,181)
                                                      ===========    ===========    ===========    ===========

 Basic and diluted loss per share of
   common stock, continuing operations                $     (0.05)   $     (0.09)   $     (0.31)   $     (0.34)
                                                      ===========    ===========    ===========    ===========
 Basic and diluted loss per share of
   common stock, discontinued operations              $      --      $     (0.47)   $      --      $     (0.53)
                                                      ===========    ===========    ===========    ===========
 Basic and diluted net loss per share of
   common stock                                       $     (0.05)   $     (0.56)   $     (0.31)   $     (0.87)
                                                      ===========    ===========    ===========    ===========

Weighted average common shares outstanding              8,290,595      6,185,154      7,638,313      5,669,580
                                                      ===========    ===========    ===========    ===========


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,
                                   (unaudited)

                                                                                  2002          2001
                                                                              -----------    -----------
Cash flows from operating activities:
         Net loss                                                             $(2,397,619)   $(1,926,965)
         Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
                Common stock issued for compensation, services and expenses        40,602         87,000
                Fair value of common stock options issued for services            167,491           --
                Write off of impaired goodwill                                  1,042,028           --
                Depreciation and amortization                                     331,125        194,571
                Change in assets and liabilities, net of effect
                   of acquisitions:
                (Increase) decrease in assets:
                     Accounts receivable                                          325,354        226,740
                     Prepaid expenses and deposits                                 88,510         (9,300)
                Increase (decrease) in liabilities:
                     Accrued expenses and other liabilities                       127,568        287,330
                                                                              -----------    -----------
Net cash used in operating activities-continuing operations                      (274,941)    (1,140,624)
                                                                              -----------    -----------
Cash flows from investing activities:
         Purchase of equipment                                                    (25,011)       (76,699)
         Capitalization of software development costs                            (448,047)      (904,885)
         Cash received from sale of certain assets of RSC                          79,464           --
         Cash received on the 2001 acquisition                                       --           11,047
                                                                              -----------    -----------
Net cash used in investing activities                                            (393,594)      (970,537)
                                                                              -----------    -----------
Cash flows from financing activities:
         Proceeds from sale of Common Stock                                           390        530,820
         Proceeds from sale of Preferred Stock                                    100,000        365,929
         Preferred Stock subscriptions received                                      --           31,016
         Preferred Stock dividends paid                                           (38,184)       (38,244)
         Payments on notes payable                                                (40,446)      (134,274)
         Proceeds from notes payable                                               35,000        303,456
         Proceeds from convertible debentures                                     300,000           --
         Proceeds from convertible bonds                                           65,000           --
                                                                              -----------    -----------
Net cash provided by financing activities                                         421,760      1,058,703
                                                                              -----------    -----------

Net cash used in continuing operations                                           (246,775)    (1,052,458)

Net cash provided by discontinued operations                                         --          (30,319)
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                        (246,775)    (1,082,777)
Cash and cash equivalents at beginning of period                                  261,761      1,218,317
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $    14,986    $   135,540
                                                                              ===========    ===========
Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                               $      --      $    26,533
         Cash paid for income taxes                                           $      --      $      --

Supplemental Disclosure of Non-Cash Information:
         Preferred stock dividend accrued                                     $    22,622    $      --
         Warrants issued in connection with debt financing                    $    41,569    $      --
         Common stock issued as dividends on preferred stock                  $     2,126    $      --
         Common stock issued in the GRO acquisition                           $    80,500    $      --
         Common stock issued in the OTA client acquisition                    $   300,000    $      --


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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2002, the Company had $2,199,816 in liabilities, $14,986 of cash and accounts receivable of $31,618. Also, the Company had incurred net losses from continuing operations of $1,057,635 in 2000, $2,203,896 in 2001, and $2,397,619 in the first nine months of 2002. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash by the use of borrowings and equity. In the third quarter of 2002 the Company raised $100,000 in cash, $65,000 through the sale of bonds in the 12% Senior Secured Convertible Bond Offering (see Note 12 for a more detailed description of this offering) and $35,000 from short-term borrowings. The Company will attempt to raise additional capital through a Senior Secured Convertible Bond Offering whereby the bonds will be secured by a lien on RushTrade's proprietary software, assets, trademarks and other technology assets of RushTrade Software Services, Inc. including the domain names RushTrade.com and daytrade.com.

     In 2000, Rushmore launched a $4 million proprietary technology development initiative in response to the burgeoning market for direct access online trading. After two years of development and successful beta testing the Company introduced its direct access technology platform in the third quarter of 2002 under its RushTrade(TM) brand. Through the remainder of 2002 and into 2003 and beyond, management expects to aggressively ramp up revenues of RushTrade with that business unit expected to become the Company's primary source of revenue and profit.

     The Company has also undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the new release of the RushTrade software products. RushTrade Direct was released on July 1, 2002 and RushTrade Direct Pro was released on August 9, both products have generated $34,158 in revenue through the third quarter.


2.   Industry Segment Information

     The  Company's  assets,  revenue,  and expenses are  attributable  to three
identifiable  business  segments:   Direct  Access  Brokerage  Services,  Retail
Brokerage Services, and Corporate.

     The Direct Access Brokerage Services division, operating as "RushTrade(TM)", has been developed to meet the needs of the active on-line investor. RushTrade(TM) offers two distinct and proprietary products to meet the needs of active online investors: RushTrade(TM) Direct, a Level I browser-based product and RushTrade(TM) Direct Pro, a Level II software-based product.

     The Retail Brokerage Services division consists of retail securities brokerage services, mutual fund distribution, variable life insurance and annuities sales and other financial services offered by Rushmore Securities Corporation ("Rushmore Securities"). In addition, Rushmore Investment Management Corporation ("Rushmore Management") provides fee-based investment advisory services and portfolio management. The Company's insurance services business is conducted through its affiliated agency, Rushmore Insurance Services, Inc. ("Rushmore Agency"). As part of the Company's repositioning as a technology development and direct access online financial services company, this division is being downsized and resources are being redirected to RushTrade(TM) as part of the Company's narrowing focus. As of the date of this filing, the Company does not have any independent off site registered representatives.


     The Corporate division includes all business assets and activities not directly related or allocated to the other two divisions.

     The  following  summarizes  the  Company's   identifiable  assets,  capital
expenditures  and  depreciation  and  amortization by industry segment as of the dates indicated:

                                                September 30,
                                       -----------------------------
              Identifiable Assets            2002            2001
          -------------------------    -------------   -------------
          Direct Access Brokerage        $ 2,091,449     $   915,356
          Retail Brokerage                   302,225       2,010,105
          Corporate                          639,892       1,176,795
                                       -------------   -------------
                     Total               $ 3,033,566     $ 4,102,256
                                       =============   =============

                                                September 30,
                                       -----------------------------
             Capital Expenditures            2002            2001
          -------------------------    -------------   -------------
          Direct Access Brokerage         $  461,788      $  923,352
          Retail Brokerage                     4,772          38,012
          Corporate                            6,498          20,220
                                       -------------   -------------
                     Total                $  473,058      $  981,584
                                       =============   =============

                                                September 30,
              Depreciation and         -----------------------------
                Amortization                 2002            2001
          -------------------------    -------------   -------------
          Direct Access Brokerage         $  219,602      $   15,112
          Retail Brokerage                    30,178          24,001
          Corporate                           81,345          67,560
                                       -------------   -------------
                     Total                $  331,125      $  106,673
                                       =============   =============

     The following summarizes the Company's industry segment operating data for the periods indicated:

                           Three Months Ended September 30,   Nine Months Ended September 30,
                           --------------------------------  --------------------------------
          Revenues                2002             2001             2002             2001
-------------------------  ---------------  ---------------  ---------------  ---------------
Direct Access Brokerage      $    169,470     $     66,978     $    669,462     $    191,652
Retail Brokerage                  251,906        2,045,845        3,008,654        5,739,291
Corporate                               -           20,799                8           57,861
                           ---------------  ---------------  ---------------  ---------------
            Total            $    421,376     $  2,133,622     $  3,678,124     $  5,988,804
                           ===============  ===============  ===============  ===============


                           Three Months Ended September 30,   Nine Months Ended September 30,
                           --------------------------------  --------------------------------
          Expenses                2002             2001             2002             2001
-------------------------  ---------------  ---------------  ---------------  ---------------
Direct Access Brokerage      $    542,915     $     75,269     $  1,378,684     $    199,943
Retail Brokerage                  179,816        2,148,450        3,863,740        6,363,442
Corporate                          97,796          483,314          833,319        1,352,384
                           ---------------  ---------------  ---------------  ---------------
           Total             $    820,527     $  2,707,033     $  6,075,743     $  7,915,769
                           ===============  ===============  ===============  ===============


                           Three Months Ended September 30,   Nine Months Ended September 30,
    Income (Loss) from     --------------------------------  --------------------------------
  Continuing Operations           2002             2001             2002             2001
-------------------------  ---------------  ---------------  ---------------  ---------------
Direct Access Brokerage      $   (373,445)    $     (8,291)    $   (709,222)    $     (8,291)
Retail Brokerage                   72,090         (102,605)        (855,086)        (624,151)
Corporate                         (97,796)        (462,515)        (833,311)      (1,294,523)
                           ---------------  ---------------  ---------------  ---------------
            Total            $   (399,151)    $   (573,411)    $ (2,397,619)    $ (1,926,965)
                           ===============  ===============  ===============  ===============


3.   Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of software products. During the first nine months of 2002, the Company capitalized $448,047 in costs versus $904,885 for the same period in 2001. As of September 30, 2002, the total of all capitalized costs net of accumulated amortization of $172,911 was $2,014,393. The RushTrade products were released on July 1, 2002, at which point, additional costs related to these products were charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to the RushTrade released products are being amortized over a three-year period. The Penson Backoffice product is expected to be released no earlier than the end of 2002. Upon release of the Penson Backoffice product, costs related to this product will be charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs related to the Penson Backoffice product, 110,887 at September 30, 2002 will be amortized upon the release of the product over the greater of the revenue method or the straight-line method over a three-year period.

4.   Certain Transactions

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which are to be referred or directed to RushTrade over the next six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company will reclassify these amounts to an intangible asset. As of September 30, 2002, 30 trader accounts have been certified and accordingly, $60,000 has been reclassified to intangible assets and is being amortized over three years, the expected life of the traders. Amortization of this intangible will begin on October 1, 2002. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, but to date only 37 have been delivered and certified. The Company has extended the agreement to March 31, 2003 and expects OTA to fulfill the agreement. OTA is an education provider and conducts classroom training for those interested in day trading or other active investors who seek the latest investment tools and techniques in the active trader market. RushTrade has entered into a strategic relationship with OTA as an industry partner for training and education whereby OTA will conduct training classes using RushTrade's Direct Pro software trading platform.

     The Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement in June 2002 where Empire would purchase certain assets of Rushmore Securities Corporation, a wholly owned subsidiary of the Company. This transaction was completed on August 9, 2002 with the transfer of $79,464 from Empire to the Company. The total consideration for the sale of these assets is 25% of the gross revenues generated by these assets for a 12-month period. This consideration, which is subject to adjustment, has been estimated to be $211,905 based on actual prior revenues from these assets. The Company expects to receive an additional $26,488 in cash in November 2002 and the remainder, $105,953 in either cash or restricted stock of Empire within 180 days of the close. The purchase price of $211,905 is substantially less than the carrying value of the assets. As a result, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state it at its estimated net realizable value of $211,905. The receipt of the first payment from Empire of $79,464 was applied against the goodwill balance. Thus, the remaining goodwill is $132,441 at September 30, 2002. The goodwill balance will continue to be reduced as payments from Empire are received.

     The Company and GRO Corporation ("GRO") finalized a stock purchase agreement effective August 31, 2002 where the Company purchased all of the outstanding stock of GRO in exchange for 1,150,000 shares of the Company's restricted common stock at closing and an additional 350,000 shares to be issued all or in part on December 31, 2002, to the extent that GRO meets certain performance criteria. This acquisition provides the Company an additional broker-dealer with a proven expertise in direct access brokerage, licensed in fifty states and two additional trading platforms.

     The consideration for the purchase of GRO has been valued at $80,500, based on the fair value of the stock issued on the date of the purchase. The contingent consideration will be recorded when the contingency is resolved and the consideration is issued or becomes issuable. This will result in an additional element of the cost of the acquired entity and will be valued using the current fair value of the stock issued. The results of operations of the acquired entity are included in the consolidated operations of the Company from the acquisition date.


5.   Discontinued Operations

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

6.   Reclassification

     Certain 2001 balances have been reclassified to conform to the 2002 presentation.

7.   Loss Per Share

     Loss per share for the periods indicated are computed using the following information:


                                      Three months ended September 30,   Nine months ended September 30,
                                      --------------------------------  --------------------------------
                                             2002             2001             2002             2001
                                      ---------------  ---------------  ---------------  ---------------
Loss from continuing operations         $   (399,151)    $   (573,411)    $ (2,397,619)    $ (1,926,965)
Dividends on preferred stock                 (22,622)         (16,706)         (62,932)         (38,244)
                                      ---------------  ---------------  ---------------  ---------------
Loss from continuing operations
     applicable to common
     shareholders                       $   (421,773)    $   (590,117)    $ (2,460,551)    $ (1,965,209)
                                      ===============  ===============  ===============  ===============


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

     As discussed in Note 4, during the second quarter of 2002, the Company entered into an agreement to sell certain assets, which consisted of the goodwill recorded on the Company's books. As a result the Company wrote off $1,042,028 of goodwill to state it at its estimated net realizable value of $211,905, the purchase price of the assets being sold. During the third quarter of 2002, the Company received the first payment of $79,464. This payment was applied against the goodwill balance. Thus, the remaining goodwill is $132,441 at September 30, 2002. The goodwill balance will continue to be reduced as payments from this sale are received.

10.  Convertible Notes Payable

     During the second quarter 2002, the Company issued two convertible notes totaling $100,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning October 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

     During the first quarter 2002, the Company issued two convertible notes totaling $200,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning July 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

11.  Notes Payable

     During the third quarter 2002, the Company issued a short-term note payable in the amount of $35,000. This note bears interest at 7% per annum; principal and interest are due upon the earlier of six months from the date of the note or upon the Company's receipt of proceeds of at least $2,000,000 from a debt offering.

12.  Convertible Bonds

     During the third quarter 2002, the Company issued convertible bonds totaling $65,000. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days.

13.  Shareholders' Equity

     During the nine months ended September 30, 2002, the Company issued 40,000 shares of restricted common stock to employees valued at $2,800, 249,095 shares of common stock to non-employees for services valued at $36,961, 6,859 of common stock shares for preferred stock dividends of $2,216 and 2,350,000 shares of common stock in connection with acquisitions valued at $380,500.

     During the nine months ended September 30, 2002, the Company issued 10,000 shares of Series 2002A Convertible Preferred Stock, par value $10 per share, issue price $10 per share for a total of $100,000. The Series 2002A pays a 9% cumulative annual dividend, payable quarterly in shares of the Company's common stock, at the rate of $0.25 per share, until the Company achieves positive earning in two consecutive quarters; thereafter, either in cash or in common stock at the election of the holder. The issue is callable after three years at the option of the Company, is non-voting and is convertible into the Company's common stock at a rate of $0.25 per share of common stock at anytime, by the holder, and by the Company when the average closing price of the Company's common stock exceeds $1.00 for 10 consecutive trading days.

14.  Stock Options and Warrants

     During the second quarter, the Company granted 1,031,000 stock options. 100,001 options were granted to employees for common stock as compensation, these options are exercisable at $0.16 per share; expire in five years and vest 50% in six months and 100% after one year. 930,000 options valued at $167,491 were granted to non-employees for services. The options have exercise prices ranging from $0.22-$0.26 per share, expire in five years and vest immediately.

     Additionally, during the second quarter, the Company issued 200,000 warrants valued at $41,569 to a non-employee as a finders fee in connection with the Company obtaining debt financing. These warrants have an exercise price of $0.25 per share and expire in five years.

15.  Insurance Claims Payable

     During the second quarter of 2002, the plan administrator of the Company's partially self-insured program notified the Company that the Company had outstanding claims due to health care providers totaling $168,093. The plan administrator has been unable to provide the Company with information documenting the period to which these claims relate. At September 30, 2002, the Company has recorded an accrual of $221,247 related to these claims, including an estimated accrual for future funds that will be required to cover additional claims. The self-insured plan was terminated on May 31, 2002 and the Company's employees were enrolled under a fully insured plan on June 1, 2002, which is expected to limit this type of exposure in the future.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


1.   RushTrade(TM)Direct Access Online Services Software Development

     RushTrade      Direct      Access      Online       Services--RushTrade.com
(http://www.rushtrade.com), developed and initially launched as a division of Rushmore Securities, has been developed to meet the needs of the active on-line investor. On October 23, 2002 all the direct access online accounts of RushTrade were transferred to GRO Corporation ("GRO"), dba RushTrade Securities. RushTrade offers its clients real-time Level I and Level II investment price quotes combined with direct access to Electronic Communications Networks ("ECN"s) and the major Exchanges. The RushTrade products were developed by RushTrade Software Services, Inc., and will be distributed through RushTrade.com, a division of GRO dba RushTrade Securities. The RushTrade products were released on July 1 and August 9, 2002 and are expected to provide various additional revenue streams in the form of licensing fees and royalties assuming these expected licensing arrangements materialize.

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

     The RushTrade products were released into various stages of testing during 2001-2002. Beta testing began for RushTrade Direct in July 2001. Beta testing for RushTrade Direct Pro began in November 2001, and again with additional features in February 2002. Both products were released on July 1 and August 9, 2002 respectively. RushTrade's Penson Back Office Administrative tool, a module necessary for licensing the software to other broker/dealers who have clearing arrangements with Penson Financial, is currently under development, and is expected to be ready for beta testing in late 2002. Final release of the module is expected to occur no sooner than December 2002.

     Both RushTrade(TM) Direct and RushTrade (TM) Direct Pro provide customers or other users and licensees of the RushTrade(TM) software with real-time quotes, fast and reliable access to multiple market makers, a 30-second trade execution guarantee and advanced decision support tools.

     Using the RushTrade(TM) products, customers purchasing or selling shares of stock receive the best possible price because orders are sent directly to the particular Exchange or Electronic Communications Network (ECN) offering the best price on any particular stock at any given time. In contrast, most of the traditional on-line brokerage firms process customer orders through browser-based software that routes the order through the firm's trading desk or to third-party wholesalers with "payment for order flow" arrangements which has historically impaired the customer's price and quality of execution.

     RushTrade(TM) Direct fulfills the needs of online investors by delivering real-time quotes and information combined with RushTrade's Direct Access Routing Technology (DART(TM)). Experienced registered representatives provide RushTrade customer service. RushTrade Direct is delivered to customers via the Internet and can be accessed from virtually any computer with a web browser.

     RushTrade(TM) Direct features include:

     |X|  Intraday and historical charts
     |X|  A list of upcoming stock splits
     |X|  Analyst upgrades and downgrades
     |X|  News headlines and advanced news search
     |X|  Company and symbol lookup
     |X|  Market commentary
     |X|  Market summary
     |X|  Company fundamental data
     |X| A calendar of upcoming economic events including estimates |X| A listing of several market indices with quotes

     RushTrade(TM) Direct Pro meets the demands of more sophisticated online investors by providing the latest trading technologies and service available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II securities quotes, news, charts, research and RushTrade's proprietary Direct Access Routing Technology (DART(TM)). RushTrade(TM) Direct Pro clients have access to the same customer service support that RushTrade(TM) Direct users receive.

     The technological advancements made in RushTrade(TM) Direct Pro constitute the third generation (3G) of trading software platforms. RushTrade(TM) Direct Pro provides a clean and intuitive user interface through the use of multiple methods of accessing each tool and performing each task and the utilization of advanced Windows(TM) functionality. RushTrade's Level II product user interface is designed to be much more efficient than that of the competition.

     RushTrade Direct Pro software can be downloaded with less than a 1.6 megabyte requirement verses 8 to 10 megabytes required for most of the other competitive software platforms. While other competitive platforms require broadband data connections such as ISDN, DSL or T-1 connections, the Company believes that RushTrade Direct Pro is the only known Level II software application that will operate effectively with as little as a 56K modem dial up connection.

     RushTrade believes that its data center can host 200% to 300% more customers per server than its competitors. The Company believes that these features give RushTrade a distinguished advantage in the marketplace and substantial advantages as a low cost services provider in its operations and in the proposed licensing the RushTrade software to other firms.

     While improving upon the user interface, RushTrade(TM) simultaneously developed decision support tools that provide many of the latest advanced trading technologies. These 3G technologies include multiple order entry methods, sophisticated basket trading capabilities, conditional orders, parametric alerts and a stock market screening tool. These advanced decision support tools enable traders and active investors to quickly make more informed decisions.

     In addition, RushTrade(TM) Direct Pro features include:

     |X|  User defined alarms and screen alerts
     |X|  Most actives, top % gainers, top % decliners
     |X|  Streaming, real-time Level II Quotes
     |X|  Direct access trading utilizing DART(TM)
     |X|  Conditional Orders i.e.: Trailing Stops, Make Best, etc.
     |X|  Market Matrix(TM)stock screening tools
     |X| Powerful charting package including intra-day charts and studies |X| 3G Board View (Watch list)
     |X|  Real-time news available and fully customizable format

2.   Acquisition of GRO Corporation

     The Company and GRO Corporation ("GRO") finalized a stock purchase agreement effective August 31, 2002 where the Company purchased all of the outstanding stock of GRO in exchange for 1,150,000 shares of the Company's restricted common stock at closing and an additional 350,000 shares to be issued all or in part on December 31, 2002, to the extent that GRO meets certain performance criteria. This acquisition provides the Company an additional broker-dealer with a proven expertise in direct access brokerage, licensed in fifty states and two additional trading platforms.

     GRO Corporation, founded in 1984 in New York City, has established a reputation for its direct access online trading platform, which provides customers, many of whom are based in Europe, with technologies, services, and decision-support tools that were previously available only to professional traders and institutions. GRO Corporation, dba RushTrade Securities is an NASD member broker/dealer and will operate as a wholly owned subsidiary of the Company.

     In addition to the GRO Corporation customer base, the acquisition includes advanced software and technology assets, such as the TradeSweeper(TM) fast trade execution platform, GRO Instant Messenger, GRO Secure Document Delivery System, and GRO Secure Web Message Center.

3.   Results of Continuing Operations

Three Months Ended September 30, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                     Three Months Ended September 30,
                                     --------------------------------
                  Revenues                   2002             2001
          -------------------------  ---------------  ---------------

          Direct Access Brokerage       $    169,470     $     66,978
          Retail Brokerage                   251,906        2,045,845
          Corporate                                -           20,799
                                     ---------------  ---------------
                      Total             $    421,376     $  2,133,622
                                     ===============  ===============

     Total revenue for the third quarter decreased $1,712,246, or 80%, from 2001 to 2002. This decrease was comprised primarily of decreases of $1,793,939 from Retail Brokerage operations and $20,799 from corporate revenues, offset by an increase of $102,492 in Direct Access Brokerage revenue.

     Direct Access Brokerage third quarter revenue increased $102,492, or 153%, from 2001 to 2002. This increase was primarily the result of the release of the RushTrade platforms. The Company expects revenue to increase in the fourth quarter as new accounts are added as a result of increased marketing efforts.

     Retail Brokerage revenue decreased $1,793,939, or 88%, from 2001 to 2002. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. Overall market conditions also contributed to the overall decline in the Retail Brokerage revenue. Management expects Retail Brokerage revenues to decrease in the fourth quarter, when compared to previous quarters, and then stabilize.

     Corporate revenue decreased primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                     Three Months Ended September 30,
                                     --------------------------------
                    Expenses                 2002             2001
          -------------------------  ---------------  ---------------
          Direct Access Brokerage       $    542,915     $     75,269
          Retail Brokerage                   179,816        2,148,450
          Corporate                           97,796          483,314
                                     ---------------  ---------------
                      Total             $    820,527     $  2,707,033
                                     ===============  ===============

     Total  expenses  decreased  $1,886,506  or 70%,  from 2001 to 2002.  Direct
Access  Brokerage  expenses  increased   $467,646,   Retail  Brokerage  expenses
decreased $1,968,634 and corporate expenses decreased $385,518.

     Direct Access Brokerage expenses increased $467,646, or 621%, from 2001 to 2002. This increase is partly due to commissions of $169,470 paid to the trading firm licensed in December 2001 to July 2002 and partly due to the amortization of the capitalized software development cost. The agreement with this trading firm was terminated in July 2002.

     Retail Brokerage expenses decreased $1,968,634, or 92%, from 2001 to 2002. This decrease is primarily due to a corresponding decrease in commission revenue resulting from Management's decision to scale down and reposition its insurance and retail brokerage marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

     Corporate expenses decreased $385,518, or 80%, from 2001 to 2002. This reduction is a result of a series of cost reduction policies instituted in 2001 and continued through 2002.

Operating income (loss) from continuing operations

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

                                     Three Months Ended September 30,
              Income (Loss) from     --------------------------------
            Continuing Operations            2002             2001
          -------------------------  ---------------  ---------------
          Direct Access Brokerage      $   (373,445)    $     (8,291)
          Retail Brokerage                   72,090         (102,605)
          Corporate                         (97,796)        (462,515)
                                     ---------------  ---------------
                      Total            $   (399,151)    $   (573,411)
                                     ===============  ===============

     Operating losses decreased $174,260, or 30%, from 2001 to 2002. Direct Access Brokerage operating losses increased by $365,154 from 2001 to 2002. Retail Brokerage recorded operating income of $72,090 in 2002 versus operating loss of $102,605 in 2001. Corporate operating losses decreased $364,719 or 79%, from 2001 to 2002 as a result of the continued cost cutting.


Nine Months Ended September 30, 2002 and 2001

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                      Nine Months Ended September 30,
                                     --------------------------------
                    Revenues                 2002             2001
          -------------------------  ---------------  ---------------
          Direct Access Brokerage      $    669,462     $    191,652
          Retail Brokerage                3,008,654        5,739,291
          Corporate                               8           57,861
                                     ---------------  ---------------
                      Total            $  3,678,124     $  5,988,804
                                     ===============  ===============

     Total revenue for the nine months ended September 30, 2002 decreased $2,310,680, or 39%, from 2001 to 2002. This decrease was comprised primarily of decreases of $2,730,637 from Retail Brokerage revenue and $57,853 from corporate revenues, offset by an increase of $477,810 in Direct Access Brokerage revenue.

     Direct Access Brokerage revenue increased $477,810, or 249%, from 2001 to 2002. This increase was primarily the result of adding a new trading firm customer licensed in late December 2001 and partly from the release of the RushTrade software products beginning July 1, 2002. The agreement with the trading firm was terminated in July 2002. There was minimal revenue from the trading firm in the third quarter and the Company will see no revenue from this firm in the fourth quarter.

     Retail Brokerage revenue decreased $2,730,637, or 48%, from 2001 to 2002. The decrease is primarily due to management's decision to reposition its retail brokerage and insurance marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system. Overall market conditions also contributed to the overall decline in the Retail Brokerage revenue. Management expects Retail Brokerage revenues to decrease in the fourth quarter, when compared to previous quarters, and then stabilize.

     Corporate revenue decreased by $57,853, or 99% primarily due to the decrease in interest income from 2001 to 2002, as interest-earning assets such as investments and notes receivable decreased.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                      Nine Months Ended September 30,
                                     --------------------------------
                   Expenses                  2002             2001
          -------------------------  ---------------  ---------------
          Direct Access Brokerage      $  1,378,684     $    199,943
          Retail Brokerage                3,863,740        6,363,442
          Corporate                         833,319        1,352,384
                                     ---------------  ---------------
                      Total            $  6,075,743     $  7,915,769
                                     ===============  ===============

     Total expenses decreased $1,840,026 or 23%, from 2001 to 2002. Direct Access Brokerage expenses increased $1,178,741, Retail Brokerage expenses decreased $2,499,702 and Corporate expenses decreased $519,065.

     Direct Access Brokerage expenses increased $1,178,741, or 589%, from 2001 to 2002. This increase is primarily due to commissions paid to the trading firm licensed in December 2001 through July 2002 and the amortization of the software development cost. The agreement with this trading firm was terminated in July 2002 and thus we expect Direct Access Brokerage commission expenses to decrease in the remainder of 2002.

     Retail Brokerage expenses decreased $2,499,702, or 39%, from 2001 to 2002. This decrease is the result of a write off of impaired goodwill related to the Retail Brokerage assets of $1,042,028 offset by a decrease in expenses due to Managements decision to reposition its insurance and retail brokerage marketing resources and efforts to concentrate on the development and launch of its RushTrade direct access on-line trading system.

     Corporate expenses decreased $519,065, or 38%, from 2001 to 2002. This reduction is a result of a series of cost reduction policies instituted in 2001 and continued through 2002. In the second quarter of 2002 Corporate expenses are increased due to a non-cash charge for consulting fees of $167,491.

Operating loss from continuing operations

     The following table sets forth the components of the Company's loss for the periods indicated:

                                      Nine Months Ended September 30,
                  Loss from          --------------------------------
            Continuing Operations            2002             2001
          -------------------------  ---------------  ---------------
          Direct Access Brokerage      $   (709,222)    $     (8,291)
          Retail Brokerage                 (855,086)        (624,151)
          Corporate                        (833,311)      (1,294,523)
                                     ---------------  ---------------
                      Total            $ (2,397,619)    $ (1,926,965)
                                     ===============  ===============

    Operating losses increased $470,654, or 24%, from 2001 to 2002. Direct Access Brokerage operating losses decreased by $700,931 from 2001 to 2002. Retail Brokerage operating losses increased $230,935 in 2002 versus 2001 or 37%. Retail Brokerage losses were caused primarily by the write-off of goodwill of $1,042,028. Corporate operating losses decreased $461,212 or 36%, from 2001 to 2002.

Liquidity

    Cash Flows from Operating Activities - The Company had a loss from continuing operations of $2,397,619 for the nine months ended September 30, 2002. This amount was adjusted for non-cash expenses totaling $1,581,246. Cash flows from operating activities were also increased primarily by a decrease in receivables of $325,354, a decrease in prepaids and deposits of $88,510 and an increase in accounts payable and other liabilities of $127,568; thus yielding a net cash flow used by operating activities of $274,941.

    Cash Flows From Investing Activities - Cash flow used by investing activities during the nine months ended September 30, 2002 was $393,549, due to capitalizing $448,047 in software development costs and purchasing various fixed assets of $25,011. The Company received $79,464 from the sale of certain assets.

    Cash Flows from Financing Activities - During the nine months ended September 30, 2002, the Company raised $100,390 from the sale of common and preferred stock and $400,000 from borrowings. The Company paid $40,446 as payments on notes payable and $38,184 as preferred stock dividends. The Company has suspended paying cash dividends on the preferred stock, but continues to pay stock dividends for the holders that selected that method of payment.

     The Company's cash and cash equivalents available for operations at September 30, 2002 were $14,986, and the Company's liabilities exceeded its cash and net receivables by $2,153,212. The Company's requirements for normal cash expenditures, as well as costs for the further development and launch of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities. There can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2002, the Company had $2,199,816 in liabilities, and cash and accounts receivable of $46,604. Also, the Company had net losses from continuing operations of $1,057,635 in 2000, $2,203,896 in 2001, and $2,397,619 for the nine months ended September 30, 2002. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through borrowings and equity. During the nine months ended September 30, 2002, the Company raised $300,000 through the issuance of convertible debentures, $65,000 through the sale of bonds in RFGI's 12% Senior Secured Convertible Bond Offering and $35,000 from a short-term note. The Company will attempt to raise additional capital through it's 12% Senior Secured Convertible Bond Offering whereby the bonds will be secured by a lien on RushTrade's proprietary software, trademarks and other technology assets. Management believes the Company will need to raise approximately $500,000 to fund operations for the next twelve months.

     The Company has also undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to enhance revenue and take advantage of the release of the RushTrade software products. The RushTrade products were released in the third quarter of 2002, and have generated $34,158 in revenue through the third quarter.

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

Item 3.  Controls and Procedures

          (a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including it consolidated subsidiaries) required to be included in our Exchange Act filings.

          (b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

     During the nine months ended September 30, 2002, the Company issued 40,000 shares of restricted common stock to employees valued at $2,800, 249,095 shares to non-employees for services valued at $36,961, 6,859 shares for preferred stock dividends of $2,216 and 2,350,000 shares in connection with acquisitions valued at $380,500.

     During the nine months ended September 30, 2002, the Company issued 10,000 shares of Series 2002A Convertible Preferred Stock, par value $10 per share, issue price $10 per share for a total of $100,000.

     During the second quarter 2002, the Company issued two convertible notes totaling $100,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning October 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

     During the first quarter 2002, the Company issued two convertible notes totaling $200,000. These notes bear interest at 9% per annum, principal and accrued interest payable in quarterly installments beginning July 15, 2002, mature April 1, 2005 and are convertible into shares of common stock at the lesser of $0.25 per share or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

     During the third quarter the Company raised $100,000 in cash, $65,000 in the 12 % Senior Secured Convertible Bond Offering and an additional $35,000 in a short-term note which is expected to be converted into the bond offering. As of the filing date the Company has raised a total of $270,000 in the 12% Senior Secured Convertible Bond Offering including $185,000 in short-term borrowings that the Company expects to be converted to the 12% Senior Secured Convertible Bond Offering.

     During the second quarter, the Company granted 1,031,000 stock options. 100,001 options were granted to employees for common stock as compensation, these options are exercisable at $0.16 per share; expire in five years and vest 50% in six months and 100% after one year. 930,000 options valued at $167,491 were granted to non-employees for services. The options have exercise prices ranging from $0.22-$0.26 per share, expire in five years and vest immediately.

     Additionally, during the second quarter, the Company issued 200,000 warrants valued at $41,569 to a non-employee as a finders fee in connection with the Company obtaining debt financing. These warrants have an exercise price of $0.25 per share and expire in five years.

Item 5.  Other Information

     On August 22,  2002 the  Company  was  delisted  from the Nasdaq  Small Cap
Market and subsequently moved to the OTC Bulletin Board Exchange where its common stock is traded under the same ticker symbol, RFGI.

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

     99.1 Certification pursuant of 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  OTA Agreements

     99.3 Empire Holding Company Agreement

     99.4  Stock Purchase Agreement with GRO Corporation

     b)   Reports on Form 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Rushmore Financial Group, Inc.

Dated: November 14, 2002            By /s/ Dewey M. Moore, Jr.
                                    --------------------------------
                                    Dewey M. Moore, Jr.
                                    Chief Executive Officer

Dated: November 14, 2002            By /s/ Randy Rutledge
                                    --------------------------------
                                    Randy Rutledge
                                    Chief Financial Officer

                                  CERTIFICATION

I, Dewey M. Moore, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rushmore Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including an corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002


                                                      /s/ Dewey M. Moore, Jr.
                                                      -----------------------
                                                      Dewey M. Moore, Jr.
                                                      Chief Executive Officer

                                  CERTIFICATION

I, Randy Rutledge, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rushmore Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including an corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 14, 2002


                                                      /s/ Randy Rutledge
                                                      ------------------
                                                      Randy Rutledge
                                                      Chief Financial Officer