Form 10KSB
period 2002-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2003-04-24
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934
                   For the fiscal year ended December 31, 2002

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

        Securities registered pursuant to Section 12(b) of the Act:  None
                                                                   --------

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

                  Yes [X]                                  No [ ]

     Indicate by check mark whether the Issuer is an Accelerated Filer (as defined in Code 12b-2 of the Act)

                  Yes [ ]                                  No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                  Yes [X]                                  No [ ]

    The registrant's revenues for its most recent fiscal year were $3,931,316.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed first fiscal quarter: $618,236.

    At December 31, 2002, the registrant had outstanding 9,698,710 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III (except Item 13 and 14) will be contained in Registrant's definitive Proxy Statement for the annual meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2003.

    Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                                  No [X]

                                Table of Contents

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           8

Item 3.     Legal Proceedings                                                 8

Item 4.     Submission of Matters to a Vote of Security Holders               9

                                PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          9

Item 6.     Management's Discussion and Analysis of Financial Condition and   12
            Results of Operations

Item 7.     Financial Statements                                              18

Item 8.     Change in and Disagreements with Accountants on Accounting and    19
            Financial Disclosures

                               PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 19

Item 10.    Executive Compensation                                            19

Item 11.    Security Ownership of Certain Beneficial Owners and Management    19

Item 12.    Certain Relationships and Related Transactions                    19

Item 13.    Exhibits and Reports on Form 8-K                                  19

Item 14.    Controls and Procedures                                           20

            Signatures                                                        21

Forward Looking Statements

        Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

Item 1.   Description of Business

      Rushmore Financial Group, Inc., dba RushTrade Group ("RFGI", "RushTrade" or "the Company") is a real-time technology development company, direct-access online brokerage firm and holding company. The Company, a Texas corporation, was formed in September 1990 and commenced operations in March 1991.

      The Company was originally founded as a traditional financial services company, which over the past decade grew from a start-up into a retail brokerage organization for the sale of insurance and investment products. Management successfully completed numerous acquisitions and integrated them into a retail brokerage organization with a nationwide account base and network of agents and registered representatives.

      In 2000, RushTrade launched a $5 million proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than two years of development and successful beta testing the Company introduced its direct access technology platform in August 2002 under its RushTrade(R) brand. Into 2003 and beyond, management expects to ramp up revenues of RushTrade with that business unit becoming the Company's primary source of revenue and profit.

      As part of the Company's repositioning as a real time financial technology development and direct access online financial services company, the board of directors has approved a name change to RushTrade Group, Inc., which is expected to become effective upon shareholder approval at the next annual meeting of shareholders.

      The Company's common stock began trading on the Nasdaq SmallCap Market under the symbol "RFGI" following Rushmore's initial public offering in April 1998. On August 23, 2002 the stock moved to the Nasdaq OTC Bulletin Board and is expected to transition to the new Nasdaq Bulletin Board Exchange (BBX(TM)) when it debuts.

Products

      RushTrade offers two distinct and proprietary products to meet the needs of active online investors: RushTrade Direct, a Level I browser-based product and RushTrade Direct Pro, a Level II software-based product.

      Both RushTrade Direct and RushTrade Direct Pro provide customers or other users and licensees of the RushTrade software with real-time quotes and charts, fast and reliable access to multiple exchanges, ECNs or market maker participants and other advanced decision support and portfolio management tools.

      Using the RushTrade products, customers purchasing or selling shares of stock receive the best possible price because orders are sent directly to the particular Exchange or Electronic Communications Network (ECN) offering the best price on any particular stock at any given time. In contrast, most of the traditional on-line brokerage firms process customer orders through browser-based software that routes the order through the firm's trading desk or to third-party wholesalers with "payment for order flow" arrangements.

      RushTrade Direct fulfills the needs of online investors by delivering real-time quotes and aggregated information from third party providers combined with RushTrade's Direct Access Routing Technology (DART(TM)). Experienced registered representatives provide customer service. RushTrade Direct is delivered to customers via the Internet and can be accessed from virtually any computer with a web browser.

RushTrade Direct features include:

o   Intraday and historical charts
o   A list of upcoming stock splits
o   Analyst upgrades and downgrades
o   News headlines and advanced news search
o   Company and symbol lookup
o   Market commentary
o   Market summary
o   Company fundamental data
o   A calendar of upcoming economic events including estimates
o   A listing of several market indices with quotes

      RushTrade Direct Pro meets the demands of more sophisticated online investors and semi-professional traders by providing the latest trading technologies and services available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II stock quotes, news, charts, research and RushTrade's proprietary Direct Access Routing Technology (DART(TM)). RushTrade Direct Pro clients have access to the same customer service support that RushTrade Direct users receive.

      The technological advancements made in RushTrade Direct Pro constitute the third generation (3G) of trading software platforms. RushTrade Direct Pro provides a clean and intuitive user interface through the use of multiple methods of accessing each tool and performing each task and the utilization of advanced Windows(TM) functionality. RushTrade's Level II product user interface is designed to be much more efficient than that of the competition.

      RushTrade Direct Pro software can be downloaded with less than a 1.6-megabyte requirement verses 8 to 10 megabytes required for most of the other competitive software platforms. While other competitive platforms require broadband data connections such as ISDN, DSL or T-1 connections, the Company believes that RushTrade Direct Pro is the only Level II software application of its kind that will operate effectively with as little as a 56K modem dial up connection.

      RushTrade believes that its data center can host 200% to 300% more customers per server than its competitors. These features are expected to give RushTrade a distinctive advantage in the marketplace and substantial advantages as a low cost services provider in its operations and in the proposed licensing of the RushTrade software to other broker/dealer firms.

      While improving upon the user interface, RushTrade simultaneously developed decision support tools that provide many of the latest advanced trading technologies. These technologies include multiple order entry methods, sophisticated basket trading capabilities, conditional orders, parametric alerts and a stock market screening tool. These advanced decision support tools enable traders and active investors to quickly make more informed decisions.

In addition, RushTrade Direct Pro features include:

o   User defined alarms and screen alerts
o   Most actives, top % gainers, top % decliners
o   Streaming, real-time Level II Quotes
o   Direct access trading utilizing DART(TM)
o   Conditional Orders i.e.: Trailing Stops, Make Best, etc.
o   Market Matrix(TM)stock screening tools
o   Powerful  charting  package  including  intra-day  charts and studies
o   3G Board View (Watch list)
o   Real-time news available and fully customizable format
o   A calendar of upcoming economic events including estimates
o   A listing of several market indices with quotes

Technology

      RushTrade's Direct Access Routing Technology (DART(TM)) is a proprietary smart order routing technology that provides advanced Direct Access trading capabilities to online investors. DART(TM) is directly connected to multiple Exchanges and Electronic Communication Networks (ECNs), which allow customers to bypass the "middlemen", brokers or Market Makers that have traditionally executed customer orders. ECNs receive orders that are executed against other orders within the ECN's electronic order book.

These market participants include:

o   Nasdaq SuperMontage(TM)System
o   New York Stock Exchange SuperDOT(TM)System
o   New York Stock Exchange Direct +(TM)System
o   American Stock Exchange SuperDOT(TM)System
o   Archipelago/REDIBook ECN
o   Instinet/Island ECN and others

      Utilizing these multiple direct connections, DART automatically and continuously searches the entire market for the best price available and automatically sends the order to that particular market maker participant in a fraction of a second. DART(TM) continues to send the order until it is completed.

      DART's smart order routing is accomplished by an innovative proprietary trading algorithm developed by RushTrade's software development team in collaboration with experienced day traders and semi-professional traders with years of trading experience.

Market Opportunity

      Online trading remains a dynamic force in today's financial markets representing nearly one-third of total trading volume on the New York Stock Exchange and Nasdaq. According to Bear Stearns & Co. Inc., there were over 20.5 million online retail trading accounts in the United States at the beginning of 2003 which grew 8% from 19 million in 2002, (up from 17.4 million at the beginning of 2001) and 12.5 million in April 2000 (an increase of 52%.) According to the research, "semi-professionals," the most active members of the online trading segment, accounted for 83% of total online trading volume during 2001. These "semi-professionals" who average 47 trades daily are the most aggressive users of direct access trading technology and require the most advanced systems, service and support.

      The convergence of these market forces with the availability of new technologies and regulatory actions to improve market efficiencies have caused industry analysts to view Direct Access as the next frontier in the brokerage industry. Much like the traditional retail brokerage industry was revolutionized by the introduction of online trading, Direct Access is seen as the second wave of change transforming the online brokerage business according to Keefe, Bruyette & Woods, Inc., an industry specialist in banking and financial services.

Growth Strategy

      RFGI's growth plan involves several key components including online trader education programs, strategic alliances, target marketing and software bundling and licensing. RFGI expects to use its status as a public company and its stock as publicly traded "currency" to pursue strategic acquisitions that bolster revenues and cash flow. This is somewhat hampered, at present, due to the Company's stock price

      RushTrade is pursuing two primary channels of distribution for its products and services: business-to-consumer (direct retail customers through its broker/dealer subsidiary, RushTrade Securities, Inc.) and business-to-business (licensing to other brokerage operations or institutional customers through its technology development subsidiary, RushTrade Software Services, Inc.).

      Strategic relationships with industry partners such as Online Trading Academy are designed to source and secure online trading customers that have received training, are the most active participants and generate more revenue per trader. Online Trading Academy is currently providing prime customers to RushTrade under an earlier announced agreement. With a database of over 40,000, OTA has over 20,000 subscribers to their online newsletter and over 4,000 former students or customers that have received their training curriculum in online trading.

      RushTrade also owns the domain name and web site www.daytrade.com, which RushTrade plans to develop into a financial education site for online traders that prominently highlight the RushTrade(TM) brand and links to the www.rushtrade.com site. The www.daytrade.com site enhances RushTrade's web traffic and serves as an excellent tool for generating awareness for the RushTrade brand and product lines.

      For the B-to-B channel RushTrade has developed a "turn-key" package and compelling offer consisting of the RushTrade(TM) software bundled with transaction clearing. Due to RushTrade's relationship with Penson Financial Services, Inc., its primary back office clearinghouse, the Company is able to offer the bundled package at a lower price than many brokerages pay for clearing alone giving many small broker/dealers the opportunity to enhance profitability. Software licensing to other broker/dealers and trading firms is expected to represent a significant revenue stream for RushTrade.

Strategic Alliances

      RushTrade has established important strategic alliances with Online Trading Academy, CentraTrade and Knobias.com.

      Online Trading Academy (OTA) of Irvine, California is an education provider that provides classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. Founded in 1997, Online Trading Academy provides an educational niche in Direct Access Trading education. Now exclusively using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction. In order to make the education even more attractive to traders, RushTrade will reimburse its students' classroom tuition in the form of commission discounts at RushTrade.

      In March 2002, RushTrade entered into an agreement with CentraTrade Services, Ltd. of Houston, Texas for CentraTrade to become a licensee and distributor of RushTrade Direct and RushTrade Direct Pro software platforms to other NASD member broker/dealers across the United States. The Company expects to derive various revenue streams in the form of licensing fees and royalties from these arrangements.

      In March 2003, RushTrade reached an agreement in principle to form a strategic alliance with Knobias Holdings, Inc. (Knobias), a real-time news and content technology development company. RushTrade and Knobias have each separately developed certain proprietary products, services and real-time direct access technologies which both companies believe would complement each other's product and service offerings. Under the terms of the relationship, both companies will begin the process of entering into a strategic partnership to accomplish one or more of the following initiatives:

      During the first phase of the relationship, the parties will enter into a Product and Services Exchange and Software License Agreement whereby Knobias agrees to supply RushTrade its "News, Research, Fundamental" and other data in exchange for RushTrade supplying Knobias with RushTrade's "Real Time Market Data and Charts."

      The parties will also immediately begin the second phase of the relationship by the formation of a Joint Venture to jointly build, offer and market a Knobias-RushTrade co-branded "top-line" product to serve the institutional marketplace. Both RushTrade and Knobias believe that this co-branded product would compete effectively within the Institutional Marketplace. The NEW RushTrade/Knobias joint venture product to the Institutional Marketplace will include:

o   Real Time Market Data including Level I/Level II, Dynamic Charts, etc.
o   Block Trades,  Basket Trades and many more features
o   Direct Access Trading Platform
o   Customizable  Desktop
o Public Company Fundamental Data including Tear Sheet,History, PDF Reports, etc.
o Real Time News and Alerting - Earnings, Guidance, Critical Corporate Actions, Real Time Filings, Trading Alerts, Coverage Alerts, etc.
o   Earnings and Conference Call Calendars
o   Expanded Institutional Holdings and Earnings Estimates


Acquisitions

      Effective August 31, 2002 the Company purchased all of the outstanding stock of GRO Corporation in exchange for 1,150,000 shares of the Company's restricted common stock. This acquisition provides the Company with an additional broker-dealer with a proven expertise in direct access on line brokerage, which is licensed in all fifty states. The consideration for the purchase of GRO was valued at $80,500, based on the fair value of the stock issued on the date of the purchase. The results of operations of the acquired entity are included in the consolidated operations of the Company from the acquisition date.

      In January 2001, the Company acquired some of the assets and several of the companies formerly part of the Northstar financial group of companies. These firms conducted business as a registered investment advisor and as a marketer of life and health insurance products to consumers. A more complete description of this transaction may be found as Note # 7 to the Financial Statements incorporated in this document.

Significant Events

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

      Also in March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which are to be referred or directed to RushTrade in exchange for $300,000 in RFGI common stock at $0.25 per share. OTA is an education provider and conducts classroom training for those interested in day trading or other active investors who seek the latest investment tools and techniques in the active trader market. RushTrade has entered into a strategic relationship with OTA as an industry partner for training and education whereby OTA conducts training classes using RushTrade Direct Pro. OTA is behind schedule and has been unable to supply enough active traders to satisfy the amendment as agreed and extended. The Company has agreed to extend the amendment for the time being, as OTA is continuing to provide active traders.

Subsequent Events

      As previously mentioned RushTrade has entered into an agreement to form a strategic alliance with Knobias. This agreement, when completed and fully implemented is expected to provide a major revenue stream for the Company.

Websites

      The Company maintains several websites for general information about the Company and marketing of the various software products. The websites are www.rushtrade.com and www.daytrade.com.

SEC filings

      At present,  the Company  does not post SEC  filings on the  website.  The
Company is not an Accelerated Filer as defined in Code 12b-2 of the Act, but intends to make its filings available in the future.

Employees

      Rushmore has a total of 17 employees located in the Company's offices in Dallas, Texas, including 3 executives, 9 in its online brokerage operations, 1 in its accounting area, and 4 in its technology development subsidiary.

Regulation

      The Company's business is subject to a high degree of regulation. The securities business is one of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on the Company's operations.

      Rushmore Securities and RushTrade Securities are subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect Rushmore Securities and RushTrade Securities' books and records to determine compliance with laws applicable to securities dealers.

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

Item 2.   Description of Property

      The Company leases 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. The Company believes these facilities are adequate to meet its requirements at its current level of business activity. As the level of business activity expands, the Company will need to lease additional space.

Item 3.   Legal Proceedings

      The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions. In some cases the actions could affect the subsidiary, Rushmore Securities, but not the Company.

      On January 16, 2003, eight former securities account customers of Rushmore Securities filed a complaint against the Company contending that they made numerous investments in securities that a former account representative of the Company sold outside and away from his representation of the Company. The claimants allege the investments were fraudulent, speculative, and unsuitable and that the Company failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. The Company denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint. However, should this complaint be settled, any liability to the Company would have an adverse effect on the Company's financial condition.

      In June 2002, a former securities account customer of Rushmore Securities filed for NASD arbitration against her former account representative and her successor brokerage firm. She has improperly named Rushmore Financial Group as respondent. She claims her retirement accounts decreased in value by $25,000 as a result of unsuitable investments made by or on the recommendation of the former representatives. The Company has responded that the trades were not unsuitable, but fit her customer profile, that she either initiated or approved every trade and that she has overstated her losses. The action is in the midst of discovery as the parties are presently exchanging documents. A two-day arbitration hearing is set for April 29 and 30, 2003, in Colorado. The Company intends to continue to vigorously defend the claim.

      In April 2003, a group of former securities representatives filed for NASD Dispute Resolution naming the Company, Rushmore Securities and Mr. Moore. The former representatives are claiming $178,288 in commissions. A date or location for the hearing has not been set. The Company has unsuccessfully attempted to negotiate a settlement with the representatives and intends to vigorously defend the claim. The Company has estimated the ultimate liability related to this claim to be approximately $43,000 and accordingly has recorded an accrual for this amount in the financial statements.

      An employee consultant agency has filed a claim in the Dallas County Court at Law claiming that the Company failed to pay for services rendered in placing temporary workers in the amount of $41,630. The suit was filed on December 17, 2002 and a response was filed on January 22, 2003 raising numerous affirmative defenses to Plaintiff's claim. No discovery has been undertaken. The Company has unsuccessfully attempted to negotiate a settlement of the claims, but will continue to do so, while defending the action.

Item 4.   Submission of Matters to a Vote of Security Holders.

      The Company did not hold an annual shareholders meeting in 2002. The Company expects to hold an annual shareholders meeting in 2003. At this meeting among the items to be voted on by the shareholders is the ratification of KBA Group LLP as independent auditors for 2002 and 2003, electing members to the Company's Board of Directors, approval of a stock option plan for employees and increasing the number of authorized shares of common stock from 10,000,000 to 25,000,000.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information

      The Company's Common Stock is traded in the over-the-counter market on the OTCBB under the Symbol "RFGI."

      According to Nasdaq, the following table shows the price range of the Company's Common Stock for the time periods indicated:

                 From            To             High      Low
                ----------     ----------      ------    ------
                01/01/2001  -  03/31/2001
                                               1.3130    0.5470
                04/01/2001  -  06/30/2001
                                               1.1250    0.5000
                07/01/2001  -  09/30/2001
                                               0.8200    0.1200
                10/01/2001  -  12/31/2001
                                               0.5300    0.1500
                01/01/2002  -  03/31/2002      0.6100    0.1600
                04/01/2002  -  03/30/2002      0.3300    0.1200
                07/01/2002  -  09/30/2002      0.1500    0.0400
                10/01/2002  -  12/31/2002      0.1300    0.0400

Holders

      As of November 14, 2001 there were 187 holders of record and over 1,500 beneficial holders of the Company's Common Stock. As of April 15, 2003 there were also 42 holders of the Company's Preferred Stock and 9 holders of the Company's 12% Senior Secured Convertible Bonds.


Equity Compensation Plan Information

      The following table sets forth the equity compensation plan information:

                                      (a)                       (b)                   (c)
                                                                                      Number of securities
                                                                                      remaining for future
                                      Number of securities to   Weighted-average      issuance under equity
                                      be issued upon exercise   exercise price of     compensation plans
                                      of outstanding options,   outstanding options,  (excluding securities
        Plan Category                 warrants and rights.      warrants and rights.  reflected in column (a)
        -----------------------------------------------------------------------------------------------------
        Equity   compensation  plans
        approved by security holders               1,515,559    $             0.56                    814,441

        Equity   compensation  plans
        not   approved  by  security
        holders                                            -                     -                          -
                                      -----------------------------------------------------------------------
        Total                                      1,515,559    $             0.56                    814,441
                                      =======================================================================


Dividends

      The Company does not anticipate any stock or cash dividends on its common shares in the foreseeable future and has deferred paying cash dividends on all preferred stock since the second quarter of 2002.

Recent Sales of Unregistered Securities

      Common Stock - Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act.

                                     Number of     Offering    Exemption
                Date                   Shares       Price       Claimed
           --------------           -----------   ----------   ---------
             October 1999   (2)                       $ 4.00       (1)
                                        375,000

            February 2000   (3)          16,802         1.30       (1)

                 May 2000   (4)         166,667         1.35       (1)

                June 2000   (5)           5,000         2.38       (1)

                July 2000   (6)          16,240         1.00       (1)

           September 2000   (7)         650,000         1.00       (1)

            February 2001   (8)         906,400         0.75       (1)

                 May 2001   (9)       1,000,000         0.50       (1)

                July 2001  (10)           3,245         0.55       (1)

              August 2001  (11)         300,000         0.29       (1)

             October 2001  (10)           5,317         0.40       (1)

            November 2001  (12)         370,418         0.29       (1)
             January 2002  (13)          34,379         0.28       (1)
            February 2002  (14)         121,500         0.20       (1)
               March 2002  (15)       1,223,050         0.25       (1)
           September 2002  (16)       1,287,026         0.15       (1)
            November 2002  (17)         400,000         0.15       (1)
            December 2002  (18)          90,000         0.15       (1)

      Preferred Stock - Registrant has sold and issued the shares of Preferred Stock described below within the past three years that were not registered under the Act.


                                     Number of     Offering    Exemption
                Date                   Shares       Price       Claimed
           --------------           -----------   ----------   ---------
             January 2000              8,000         $ 25.00       (1)

                June 2000              5,520           25.00       (1)

               April 2001              7,080           10.00       (1)

                 May 2001             17,200           10.00       (1)

                June 2001             16,180           10.00       (1)

           September 2001              1,000           10.00       (1)

            December 2001             31,500           10.00       (1)

             January 2002              2,000           10.00       (1)

            February 2002              1,000           10.00       (1)

               March 2002              3,500           10.00       (1)

               April 2002              3,500           10.00       (1)

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

(11) Issuance of 300,000 shares of restricted common stock for investor relations consulting.

(12) Issuance of 32,500 shares of stock for stock-based compensation, 40,000 shares of stock in settlement of certain expenses, 75,004 shares of stock in connection with the exchange of restricted common shares and unrestricted common shares, and 222,914 shares of stock at an average price of $0.16 per share.

(13) Issuance of 7,520 shares of restricted common stock in settlement of certain expenses, 6,859 shares of restricted common stock for preferred stock dividends and 20,000 shares of restricted common stock for services.

(14) Issuance of 7,500 shares of restricted common stock in settlement of certain expenses and 114,000 shares of restricted common stock for stock-based compensation.

(15) Issuance of 1,200,000 shares of restricted common stock to acquire online traders, 15,050 shares of restricted common stock in settlement of certain expenses and 8,000 shares of restricted common stock as stock-based compensation.

(16) Issuance of 1,150,001 shares of restricted common stock in acquisition of GRO Corporation, 32,500 shares of restricted common stock for directors fees, 27,000 shares of restricted common stock in settlement of certain expenses, 57,525 shares of restricted common stock as a commission in the purchase of the outstanding shares of GRO Corporation and 20,000 shares of restricted common stock as stock-based compensation.

(17) Issuance of 400,000 shares of common stock in settlement of certain expenses under an S-8 filing.

(18) Issuance of 90,000 shares of common stock in settlement of certain expenses under an S-8 filing.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Report. Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, the success of our marketing activities, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements: our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development activities; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Rushmore Financial Group, Inc., dba RushTrade Group ("RFGI", RushTrade or "the Company'), is a real-time financial technology development, direct access online brokerage firm and financial services holding company headquartered in Dallas, Texas.

      Following more than a decade of experience in the traditional financial services industry, management over the past two years has divested or redeployed assets in an agressive re-positioning strategy for RushTrade to capitalize on the rapidly expanding market for direct access online trading that is revolutionizing the online brokerage business. Management expects future revenues from its online brokerage business and from liscensing RushTrade's software trading platforms to other broker-dealers, institutional investors and financial institutions.


      RushTrade's   premier  online  trading  platform  utilizes  the  Company's exclusive,  proprietary  Direct Access  Routing  Technology  (DART(TM)) to offer distinct Level I and Level II Direct Access products to meet the needs of active online investors.  These technologies are designed to provide the fastest quotes and the highest quality trade executions in the market including multiple Direct
Access trading routes,  streaming  real-time  quotes,  charts and other advanced decision  support  tools that were  previously  available  only to  professional traders and institutions.

      The RushTrade business model integrates state-of-the-art technology and low cost operational infrastructure with a trader education program that serves to generate end-user customers that have been trained on the RushTrade platform.
This is in addition to RushTrade's other sales and marketing programs.

Plan of Operation

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2002, the Company had $2,796,892 in liabilities, and cash and accounts receivable of $96,094. Also, the Company had net losses from continuing operations of $2,203,896 in 2001 and $3,131,636 in 2002. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken several steps to increase cash by the use of borrowings and equity. In the first quarter of 2003 the Company raised $153,000 through the sale of a 12% Senior Secured Convertable Bond offering. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above
$2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets.
The Company will continue to raise additional capital through the Senior Secured
Convertible Bond Offering.

      The Company has undergone an extensive internal reorganization and reduction of staff to adjust to the current level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to acquire customer accounts to enhance revenue since the release of the RushTrade software products. The Company is pursuing additional agreements similar to the OTA and Knobias agreements to further increase revenue.

      RushTrade had approximately 90 active trader/customer accounts as of September 30, 2002, most of which were acquired throughout beta testing and 301 on March 31, 2003. New active trader/customer accounts and corresponding customer assets have grown as follows.

                     Securities    Cash        Total        Margin        Total
Accounts    Date        Value     Balance      Assets        Debt         Equity
----------------------------------------------------------------------------------
   95      9/30/02  $ 1,492,474  1,671,317  $ 3,163,790  $   (27,652)  $ 3,136,139
  140     12/31/02    4,335,121  1,984,429    6,319,549     (318,152)    6,001,397
  190      1/31/03    5,608,639  4,501,291   10,109,930     (829,355)    9,280,575
  225      2/28/03   10,415,611  5,188,474   15,604,084   (1,426,446)   14,177,639
  301      3/31/03   11,552,613  4,803,235   16,355,847   (1,169,472)   15,186,375


      RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December new sales representatives are being hired to make outbound calls to a data base of active or semi-professional traders who generate a large number of trades and to receive inbound calls resulting from RushTrade's targeted web based advertisements and other "hits" to it websites that generate sales leads. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability.

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

Critical Accounting Policies

      The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

Capitalization of Software Development Costs

      The Company capitalizes certain costs associated with the development of the RushTrade software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). As of December 31, 2002, the total of all capitalized costs was $2,215,377. Upon release of each of the RushTrade products or modules, costs related to that product or module are being charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module are amortized by the greater of the revenue method or the straight-line method over a three-year period.

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

Goodwill

      Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. The Company recorded goodwill of $1,334,164 relating to the Northstar acquisition in 2001. During 2001 this amount was reduced by $80,232 through amortization. The Company adopted SFAS 142 "Goodwill and Intangible Assets" on January 1, 2002 which stated that goodwill and other intangibles with indefinite lives are no longer amortized but instead tested for impairment annually. The impairment amount, if any, is charged to expense.

      During June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of Rushmore Securities Corporation, primarily the registered representatives discussed above. Remaining goodwill associated with this business totaled $1,253,933 at the time of the sale. The transaction was completed on August 9, 2002 with the transfer of $79,463 from Empire to the Company. The total consideration for the sale of these assets was to be 25% of the gross revenues generated by these assets for a 12-month period estimated at $211,905. As a result of this transaction, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state goodwill at its estimated net realizable value of $211,905, which represents the total expected amounts to be received in connection with the sale. Empire failed to make the required remaining payments and thus Company wrote off the remaining goodwill totaling $132,441, which was considered to be impaired.

Recognition of Commission Revenue and Fees

      Commission revenue on insurance agency policy sales is recognized when the premium is billed to the policyholder and therefore earned. Commission revenue on securities transactions (and related expense) is recorded on a trade date basis. Securities commissions related to mutual funds are recognized as income when received

Results of Continuing Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

      Total revenues decreased $3,811,080, or 49% from $7,742,396 in 2001 to $3,931,316 in 2002. The decrease in revenues is primarily due to the Company's decision to reposition itself into a direct access broker and a real-time technology development company while maintaining some of its financial services. To facilitate this transition the Company divested most of its retail brokerage operations. As a result of this divesture, a majority of retail brokers were terminated resulting in a rapid decline in the Company's revenues. This decrease was partially offset by increases in direct access revenue; however, the RushTrade product launch is in the very early stage of developing a revenue stream and is not yet generating significant revenues. Future revenues for Investment Services is expected to be derived from the RushTrade direct access brokerage operations with only some residual revenues from the retail securities and insurance areas. At present, the Company has not received any revenue from Software Services. The RushTrade platforms were released in late 2002. The Company has had contact with several institutions and brokerages about the licensing of the RushTrade platforms, but at present there have been no licensing agreements consummated. Management expects this source of revenue to be an important part of the Company's future.

Expenses

      Total expenses decreased $2,917,683, or 30%, from $9,906,734 in 2001 to $6,989,051 in 2002. This decrease is consistent with our decrease in revenues. Commission expenses in Investment Services decreased from $5,479,545 in 2001 to $2,451,348 in 2002, a decrease of $3,028,197 or 55% from 2001 to 2002. The decrease is generally attributable to the release and sale of virtually all the sales representatives recruited by Rushmore Securities in February and March 2001 from the former Northstar Securities firm. Management expects commission expenses will be a minor component of overall expenses in the future.

      Other investment service expenses decreased from $735,455 in 2001 to $620,291 in 2002, a decrease of $115,164, a 16% from 2001 to 2002. In general this is attributable to the reduction of the sales representatives and Management's continued efforts to reduce overall expenses.

      Management was able to reduce general and administrative expenses by $1,303,471 from 2001 to 2002. This is a 38% reduction and in general is a result of management's efforts to reduce overall expenses. Management continues to identify areas to reduce expenses and very aggressively pursues renegotiation of existing contracts and services when appropriate. Major reductions have occurred in rental expense, the Company has consolidated from two locations in excess of 10,000 square feet to one location of 3,800 square feet, and payroll. At the beginning of 2001 the Company had approximately 60 employees and at present, 17 employees.

      The decreases in expenses were offset by increases related to the write off of impaired goodwill and impaired property and equipment totaling $1,286,536 in 2002 and an increase in depreciation and amortization of $242,613 from 2001 to 2002.


Operating loss from continuing operations

      The Company reported a loss from continuing operations of $3,131,636 for 2002, a 42% increase from the 2001 loss of $2,203,896. The loss from continuing operations, applicable to common shareholders for 2002, was $3,131,636, or ($0.40) per share (basic and diluted). For 2001, the loss from continuing operations applicable to common shareholders was $2,203,896, or ($0.39) per share (basic and diluted).

Liquidity

      Cash Flows from Operating Activities. The Company had a loss from continuing operations of $3,131,636 for the year ended December 31, 2002. This amount was adjusted for non-cash expenses consisting of depreciation and amortization of $544,059, the issuance of common stock for expenses and compensation at fair value of $107,976, common stock options issued for services of $167,491, the write off of impaired goodwill of $1,174,469, the write off of property and equipment of $112,067, and amortization of deferred financing fees and debt discount of $15,787. Cash flows from operating activities were increased by a decrease in receivables of $325,156, an increase in accounts payable and accrued liabilities of $127,048, and by a decrease in prepaid expenses of $144,703; yielding a net cash flow used by operating activities in the amount of $414,165.

      Cash Flows From Investing Activities. Cash flow used by investing activities during the year ended December 31, 2002 was $425,130, primarily due to capitalizing $476,120 in development costs related to the RushTrade direct access software. Other investing items included fixed asset purchases of $28,474, and $79,464 in cash received from the sale of assets.

      Cash Flows from Financing  Activities.  During the year ended December 31,
2002, the Company had cash flows from financing activities of $641,812 from the following sources: $100,000 from the sale of preferred stock, and $627,750 from borrowings. The Company paid $47,754 as payments on notes payable and $38,184 as preferred stock dividends.

      Credit Facilities and Resources. The Company's cash and cash equivalents available for operations at December 31, 2002 were $64,278 compared to $261,761 at December 31, 2001. The Company's requirements for normal cash expenditures, as well as costs for the further development and marketing of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

      Going Concern. At December 31, 2002 the Company's liabilities exceeded its cash and receivables by $2,640,798. Further, the Company has experienced cumulative net losses from continuing operations of $5,335,532 over the past two years. A discussion of these items, and Management's operating plans for the future, are more fully described in the section "Plan of Operation" on page 10 of this document.

Payment Due by Period

      The following table illustrates the Company's outstanding debts and the terms of that debt:

                                                                    LESS                                  MORE
                                                                   THAN 1                                THAN 5
CONTRACTUAL OBLIGATIONS                              TOTAL          YEAR      1-3 YEARS    3-5 YEARS      YEARS
---------------------------------------------------------------------------------------------------------------
Long-Term Debt, net of debt discount of
$27,656                                           $   457,343    $ 168,707    $ 288,637     $      -     $    -

Capital Lease Obligations                              52,400       39,078       13,322            -          -

Operating Leases                                      260,068      109,860      150,208            -          -

Purchase Obligations                                        -            -            -            -          -
Other Long-Term  Liabilities  Reflected on the
Registrants Balance Sheet under GAAP                  540,000            -            -      540,000          -
                                                ---------------------------------------------------------------
Total                                             $ 1,309,811    $ 317,645    $ 452,167    $ 540,000     $    -
                                                ===============================================================


Market Risk

      The Company markets investment securities and insurance products issued by various securities issuers and insurance companies. The issuers of these products retain all interest rate and default risk.

Recent Accounting Pronouncements

      In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," was issued. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard has had no material effect on the Company's financial position, cash flows or results of operations.

Item 7.  Financial Statements

Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                            Page
                                                                            ----
Report of KBA Group LLP,  Independent Auditors                              F-1
Report of Grant Thornton LLP, Independent Auditors                          F-2
Consolidated Balance Sheets at December 31, 2002 and 2001                   F-3
Consolidated Statements of Operations for the Years Ended December 31,
  2002 and 2001                                                             F-4
Consolidated Statements of Shareholders' Equity (Deficit) for
  the Years Ended December 31, 2002 and 2001                                F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002 and 2001                                                F-6
Notes to Consolidated Financial Statements                                  F-8

                  REPORT OF KBA GROUP LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Rushmore Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2002, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2002, the Company had liabilities due within one year of $1,954,933, cash and accounts receivable of $96,094, and had losses from continuing operations of $3,131,636 in 2002 and $2,203,896 in 2001. These conditions, among others described in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KBA GROUP LLP
Dallas Texas
February 6, 2003






               Report of Grant Thornton LLP, Independent Auditors

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rushmore Financial Group, Inc. and Subsidiaries as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2001, the Company had liabilities due within one year of $1,675,246, cash and accounts receivable of $600,508, and had losses from continuing operations of $2,203,896. These matters, among others described in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

Dallas Texas
April 12, 2002








                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                        ASSETS                                             2002            2001
                                                                                      ------------    ------------

Cash and cash equivalents                                                             $     64,278    $    261,761
Accounts receivable ( including $17,066 due from related parties at
    December 31, 2001)                                                                      31,816         338,747
Prepaid expenses and deposits                                                              164,847         227,449
Capitalized software development cost, at cost, net of accumulated amortization          1,869,555       1,739,257
Property and equipment, net of accumulated depreciation                                    133,893         413,598
Goodwill, net                                                                                 --         1,253,932
Intangibles, net                                                                            65,000            --
Deferred financing fees, net                                                                33,486            --
                                                                                      ------------    ------------
                 Total assets                                                         $  2,362,875    $  4,234,744
                                                                                      ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities:
      Bank overdraft                                                                  $     37,750    $       --
      Accounts payable                                                                     757,134         483,744
      Accrued expenses and other liabilities                                               620,166         665,536
      Liabilities acquired in 2001 acquisition                                             332,098         375,812
      Notes payable (including $50,000 due to related party at
          December 31, 2001)                                                                52,400         150,154
      Convertible notes payable (including $298,252 due to related parties),
         net of unamortized debt discount of $27,656 at December 31, 2002                  457,344            --
      Convertible bonds payable (including $300,000 due to related parties)
                                                                                           540,000            --
                                                                                      ------------    ------------
                 Total liabilities                                                       2,796,892       1,675,246
                                                                                      ------------    ------------

Shareholders' equity (deficit):
      Preferred stock - cumulative; $10 par value; 14,063 shares issued
         and outstanding                                                                   140,630         140,630
      Preferred stock - convertible cumulative; $10 par value; 63,980  and 86,480
         shares issued and outstanding at December 31, 2002 and 2001,  respectively        639,800         864,800
      Common stock - $0.01 par value, 10,000,000 shares authorized; 9,895,588 and
          7,229,633 shares issued at December 31, 2002 and 2001, respectively               98,956          72,296
      Common stock subscriptions receivable                                                 (3,277)         (4,118)
      Common stock issued for assets not yet received                                     (230,000)           --
      Additional paid in capital                                                        12,419,638      12,154,388
      Treasury stock, at cost - 196,878 and 686,878 shares issued at
         December 31, 2002 and 2001, respectively                                         (120,652)       (421,022)
      Accumulated deficit                                                              (13,379,112)    (10,247,476)
                                                                                      ------------    ------------
                 Total shareholders' equity (deficit)                                     (434,017)      2,559,498
                                                                                      ------------    ------------
                 Total liabilities and shareholders' equity (deficit)                 $  2,362,875    $  4,234,744
                                                                                      ============    ============


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001

                                                                     2002           2001
                                                                 -----------    -----------
 Revenue:
         Investment services                                     $ 3,931,316    $ 7,742,396

 Expenses:
        Investment services                                        3,071,639      6,215,000
        General and administrative                                 2,086,817      3,390,288
        Write off of impaired goodwill                             1,174,469           --
        Write off of property and equipment                          112,067           --
        Depreciation and amortization                                544,059        301,446
                                                                 -----------    -----------
                     Total expenses                                6,989,051      9,906,734
                                                                 -----------    -----------

 Operating loss                                                   (3,057,735)    (2,164,338)

 Other income (expense):
         Interest expense                                             73,901        (39,558)
                                                                 -----------    -----------

 Loss from continuing operations                                  (3,131,636)    (2,203,896)

 Discontinued operations

         Loss from discontinued operations                              --          (95,743)

         Loss from disposition of discontinued operations               --       (2,897,473)

                                                                 -----------    -----------
 Net loss                                                        $(3,131,636)   $(5,197,112)
                                                                 ===========    ===========

Basic and diluted loss per share of common stock, continuing
    operations                                                   $     (0.40)   $     (0.39)

Basic and diluted loss per share of common stock, discontinued
    operations                                                          --            (0.51)
                                                                 -----------    -----------

Basic and diluted net loss per share of common stock             $     (0.40)   $     (0.90)
                                                                 ===========    ===========
Weighted average common shares outstanding                         8,080,019      5,858,672
                                                                 ===========    ===========


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2002 and 2001


                                                                                                           Additional
                                            Preferred             Common Stock            Subscriptions      Paid In
                                              Stock          Shares          Amount        Receivable        Capital
                                          ------------    ------------    ------------    ------------    ------------
Balance , January 1, 2001                 $    275,830       4,644,253    $     46,443    $    (33,439)   $ 10,905,832

  Preferred stock issued, net of
     issuance cost                             729,600            --              --              --           (16,303)
  Common stock acquired, in the sale
     of Rushmore Investment Advisors              --              --              --              --              --
  Cash received on common stock
     subscriptions                                --              --              --            33,439            --
  Common stock issued for stock-based
     compensation                                 --            32,500             325            --            16,200
  Common stock issued, net of issuance
     cost, in settlement of expenses              --            40,000             400            --            11,627
  Common stock issued, net of issuance
     cost                                         --         1,222,914          12,229            --           515,644
  Common stock issued, net of issuance
     cost, for Northstar acquisition              --           906,400           9,064            --           670,736
  Common stock issued, net of issuance
     cost, for consulting services                --           300,000           3,000            --            84,000
  Common stock issued, net of issuance
     cost, for shareholder exchanges              --            75,004             750            --            21,001
  Common stock issued for preferred
     stock dividends                              --             8,562              85            --             3,827
  Preferred stock dividends paid                  --              --              --              --           (58,176)
  Common stock subscribed                         --              --              --            (4,118)           --
  Net loss                                        --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2001                   1,005,430       7,229,633          72,296          (4,118)     12,154,388
  Issuance of 10,000 shares of
     preferred stock for cash                  100,000            --              --              --              --
 Common stock issued for preferred
     stock dividends                              --             6,859              69            --               (69)
 Common stock issued for prepaid
     asset                                        --         1,200,000          12,000            --           288,000
 Transfer of prepaid asset to
     intangible                                   --              --              --              --              --
 Common stock issued for acquisition
     of GRO                                       --         1,150,001          11,500            --            69,000
 Common stock issued for services                 --           799,095           7,991            --            99,985
 Issuance of stock options recorded
     as consulting expense                        --              --              --              --           167,491
 Preferred stock dividends paid in
     cash                                         --              --              --              --           (38,184)
 Preferred stock dividends accrued                --              --              --              --           (42,432)
 Fair value of warrants issued recorded
     as deferred financing fees                   --              --              --              --            41,569
 Debt issued with beneficial conversion
     feature recorded as debt discount            --              --              --              --            35,360
 Preferred stock converted into
     convertible bonds                        (325,000)           --              --              --           (60,000)
 Cancellation of treasury stock                   --          (490,000)         (4,900)           --          (295,470)
 Cash received on common stock
     subscriptions                                --              --              --               841            --
 Net Loss                                         --              --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002                $    780,430       9,895,588    $     98,956    $     (3,277)   $ 12,419,638
                                          ============    ============    ============    ============    ============

                                                          Common Stock
                                                           Issued For
                                           Accumulated     Assets Not       Treasury
                                             Deficit      Yet Received        Stock           Total
                                          ------------    ------------    ------------    ------------

Balance , January 1, 2001                 $ (5,050,364)   $       --      $   (116,345)   $  6,027,957

  Preferred stock issued, net of
     issuance cost                                --              --              --           713,297
  Common stock acquired, in the sale
     of Rushmore Investment Advisors              --              --          (304,677)       (304,677)
  Cash received on common stock
     subscriptions                                --              --              --            33,439
  Common stock issued for stock-based
     compensation                                 --              --              --            16,525
  Common stock issued, net of issuance
     cost, in settlement of expenses              --              --              --            12,027
  Common stock issued, net of issuance
     cost                                         --              --              --           527,873
  Common stock issued, net of issuance
     cost, for Northstar acquisition              --              --              --           679,800
  Common stock issued, net of issuance
     cost, for consulting services                --              --              --            87,000
  Common stock issued, net of issuance
     cost, for shareholder exchanges              --              --              --            21,751
  Common stock issued for preferred
     stock dividends                              --              --              --             3,912
  Preferred stock dividends paid                  --              --              --           (58,176)
  Common stock subscribed                         --              --              --            (4,118)
  Net loss                                  (5,197,112)           --              --        (5,197,112)
                                          ------------    ------------    ------------    ------------

Balance, December 31, 2001                 (10,247,476)           --          (421,022)      2,559,498
  Issuance of 10,000 shares of
     preferred stock for cash                     --              --              --           100,000
 Common stock issued for preferred
     stock dividends                              --              --              --              --
 Common stock issued for prepaid
     asset                                        --          (300,000)           --              --
 Transfer of prepaid asset to
     intangible                                   --            70,000            --            70,000
 Common stock issued for acquisition
     of GRO                                       --              --              --            80,500
 Common stock issued for services                 --              --              --           107,976
 Issuance of stock options recorded
     as consulting expense                        --              --              --           167,491
 Preferred stock dividends paid in
     cash                                         --              --              --           (38,184)
 Preferred stock dividends accrued                --              --              --           (42,432)
 Fair value of warrants issued recorded
     as deferred financing fees                   --              --              --            41,569
 Debt issued with beneficial conversion
     feature recorded as debt discount            --              --              --            35,360
 Preferred stock converted into
     convertible bonds                            --              --              --          (385,000)
 Cancellation of treasury stock                   --              --           300,370            --
 Cash received on common stock
     subscriptions                                --              --              --               841
 Net loss                                   (3,131,636)           --              --        (3,131,636)
                                          ------------    ------------    ------------    ------------
Balance, December 31, 2002                $(13,379,112)   $   (230,000)   $   (120,652)   $   (434,017)
                                          ============    ============    ============    ============



           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years ended December 31, 2002 and 2001


                                                                          2002           2001
                                                                      -----------    -----------
Cash flows from operating activities:
       Net loss                                                       $(3,131,636)   $(2,203,896)
       Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
             Common stock issued for compensation, services
                and expenses                                              107,976        137,303
             Fair value of common stock options issued for services       167,491           --
             Write off of impaired goodwill                             1,174,469           --
             Write-off of property and equipment                          112,067           --
             Depreciation and amortization                                544,059        301,446
             Loss on sale of assets                                          --           11,804
             Amortization of deferred financing fees                        8,083           --
             Amortization of debt discount                                  7,704           --
             Change in assets and liabilities, net of effect
                 of acquisitions:
             (Increase) decrease in assets:
                  Accounts receivable                                     325,156        437,281
                  Prepaid expenses and deposits                           144,703        (48,767)
             Increase (decrease) in liabilities:
                 Accounts payable                                         273,390           --
                 Accrued expenses and other liabilities                  (148,468)       453,553
                                                                      -----------    -----------
Net cash used in operating activities-continuing operations              (415,006)      (911,276)
                                                                      -----------    -----------

Cash flows from investing activities:
       Purchase of equipment                                              (28,474)       (95,134)
       Capitalization of software development costs                      (476,120)    (1,097,051)
       Cash received from sale of assets                                   79,464         37,700
       Cash received in the 2001 acquisition                                 --           11,047
                                                                      -----------    -----------
Net cash used in investing activities                                    (425,130)    (1,143,438)
                                                                      -----------    -----------

Cash flows from financing activities:
       Bank overdraft                                                      37,750           --
       Proceeds from sale of common stock                                     841        557,194
       Proceeds from sale of preferred stock                              100,000        713,297
       Preferred stock dividends paid                                     (38,184)       (54,264)
       Payments on notes payable                                          (47,754)      (391,206)
       Proceeds from notes payable                                           --          303,456
       Proceeds from convertible notes payable (including $318,333
            from related parties)                                         485,000           --
       Proceeds from convertible bonds                                    105,000           --
                                                                      -----------    -----------
Net cash provided by financing activities                                 642,653      1,128,477
                                                                      -----------    -----------


           See accompanying notes to consolidated financial statements

                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 For the Years ended December 31, 2002 and 2001


                                                                              2002           2001
                                                                          -----------    -----------
Net cash used in continuing operations                                       (197,483)      (926,237)
                                                                          -----------    -----------

Net cash used in discontinued operations                                         --          (30,319)
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                    (197,483)      (956,556)
Cash and cash equivalents at beginning of year                                261,761      1,218,317
                                                                          -----------    -----------
Cash and cash equivalents at end of year                                  $    64,278    $   261,761
                                                                          ===========    ===========
Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest                                            $      --      $    30,126
        Cash paid for income taxes                                        $      --      $      --

Supplemental Disclosure of Non-Cash Information:
        Preferred stock dividend accrued                                  $    42,432    $      --
        Fair value of warrants issued in connection with debt financing
        recorded as deferred financing fees                               $    41,569    $      --
        Debt issued with beneficial conversion feature recorded as debt
        discount                                                          $    35,360    $      --
        Preferred stock converted into convertible bonds                  $   385,000    $      --
        Common stock issued as dividends on preferred stock               $      --      $     3,912
        Common stock issued in the 2001 acquisition                       $      --      $   679,800
        Common stock issued in the GRO acquisition                        $    80,500    $      --
        Common stock issued for prepaid asset                             $   300,000    $      --
        Notes payable exchanged for convertible bond                      $    50,000    $      --






           See accompanying notes to consolidated financial statements

                 Rushmore Financial Group, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2002 and 2001

Note 1 - Nature of Operations

Rushmore Financial Group, Inc. dba RushTrade Group and Subsidiaries (the "Company"), is a holding company of the financial services companies described below, which offer insurance and investment products to clients through a network of agents and representatives.

RushTrade Securities, Inc. ("RushTrade Securities"), formerly GRO Corporation, a wholly owned subsidiary of the Company, is registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD"). RushTrade Securities does not offer advice or trade recommendations. All customer accounts are self-directed and strict suitability requirements along with other disclosures must be met and agreed to before the firm accepts a new account. RushTrade Securities is a "fully disclosed introducing broker-dealer," meaning that it does not hold any customer funds or securities nor have a seat on any stock exchange. RushTrade Securities "clears" its securities trades through a third party, which holds customer funds and securities and executes trades for such transactions.

Rushmore Securities Corporation ("Rushmore Securities"), a wholly owned subsidiary of the Company, is also registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD") and is largely inactive due to the Company's decision to transition away from the traditional retail brokerage business with its lower operation margins and the inherent risks of offering advise and recommendations.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency formerly offered life, health, and disability insurance and annuities through a network of agents that were terminated during 2002. Rushmore Agency is 100% owned by D. M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. Rushmore Agency is largely inactive due to the Company's decision to transition away from the traditional financial service businesses.

Rushmore Investment Management Corp. ("Rushmore Management") is a wholly owned subsidiary acquired in January 2001 as part of the Northstar acquisition. Formerly known as Northstar Financial Services, Inc., Rushmore Management was engaged in providing fee-based investment management services and is largely inactive due to the Company's decision to transition away from the traditional financial service businesses.

RushTrade Software Services, Inc. ("RushTrade Software"), a wholly owned subsidiary of the Company, is the primary technology development unit of the Company, and is expected to become a Service Bureau and a licensor of the RushTrade software to broker-dealers and other financial institutions. Through the year ended December 31, 2002, RushTrade Software had generated no revenue.

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

    The accompanying consolidated financial statements include the accounts of Rushmore Financial Group, Inc. and its subsidiaries, Rushmore Securities, RushTrade Securities, RushTrade Software, Rushmore Management, and Rushmore Agency. All significant inter-company transactions have been eliminated in consolidation.

(b) Capitalization of Software Development Costs

    The Company capitalizes certain costs associated with the development of the RushTrade software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). As of December 31, 2002 and 2001, the total of all capitalized software development costs was $2,215,377 and $1,739,257 respectively. Upon release of each of the


    RushTrade products or modules, costs related to that product or module are charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module are amortized by the greater of the revenue method or the straight-line method over a three-year period. During 2002 and 2001, the Company amortized $345,822 and $0 of software cost, respectively, using an estimated useful life of three years.

(c) Goodwill

    Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. The Company recorded goodwill of $1,334,164 relating to the Northstar acquisition in 2001, which primarily related to acquired registered representatives. During 2001 this amount was reduced by $81,532 through amortization. The Company adopted SFAS 142 "Goodwill and Intangible Assets" on January 1, 2002 which stated that goodwill and other intangibles with indefinite lives are no longer amortized but instead tested for impairment annually. The impairment amount, if any, is charged to expense.

    During June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of Rushmore Securities Corporation, primarily the registered representatives discussed above. Remaining goodwill associated with this business totaled $1,253,933 at the time of this sale. The transaction was completed on August 9, 2002 with the transfer of $79,463 from Empire to the Company. The total consideration for the sale of these assets was to be 25% of the gross revenues generated by these assets for a 12-month period estimated at $211,905. As a result of this transaction, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state goodwill at its estimated net realizable value of $211,905, which represented the total expected amounts to be received in connection with the sale. Empire failed to make the required remaining payments and has refused to provide an accounting to the Company, thus the Company has written off the remaining goodwill totaling $132,441, which was considered to be impaired.

(d) Intangibles

    In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which are to be referred or directed to RushTrade over the next six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company recorded a prepaid asset as a contra equity account of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. As of December 31, 2002, 35 trader accounts have been certified and accordingly, $70,000 has been reclassified to intangible assets and is being amortized over three years, the expected life of the trader accounts. Amortization of this intangible for 2002 was $5,000. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but as of December 31, 2002 only 35 have been delivered and certified. OTA had originally projected training 50 traders per month but during the term of the agreement has only trained 20 or fewer traders per month. The Company has extended the agreement and expects OTA to fulfill the agreement. Through September 30, 2002 the trader accounts were carried as an asset; however, since the agreement was to be fulfilled by the end of September 2002 and the accounts have been slower in converting to the RushTrade platform than was originally anticipated, the asset has been reclassified as a contra equity account.

(e) Valuation of Long-lived Assets

    The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.


(f) Cash and Cash Equivalents

    Company funds not currently required to fund operations are kept in liquid commercial bank accounts paying a "money market" rate of interest. These investments are reflected at cost, which approximates estimated fair value, and are considered to be cash equivalents. Interest income from these investments is recorded when earned.

(g) Recognition of Commission Revenue and Fees

    Commission revenue on insurance agency policy sales is recognized when the premium is billed to the policyholder and therefore earned. Commission revenue on securities transactions (and related expense) is recorded on a trade date basis. Securities commissions related to mutual funds are recognized as income when received.

(h) Advertising

    Costs associated with advertising and promoting products are expensed as incurred. Advertising expense was approximately $32,000 and $60,000 in 2002 and 2001, respectively.

(i) Property and Equipment

    Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from 1 to 5 years. Expenditures for maintenance and repairs are charged against income as incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income.

(j) Income Taxes

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

(k) Net Loss per Common Share

    Basic and diluted loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the year. Stock options to purchase common stock outstanding for the years ended December 31, 2002 and 2001 were not included in the computation of diluted loss per share because they were antidilutive

    The following table reconciles the net loss applicable to common shares and weighted average common shares outstanding used in the calculation of basic and diluted loss per common share for the years ended December 31, 2002 and 2001:

                                                      Year ended December 31,
                                                   -----------------------------
            Loss From Continuing Operations             2002            2001
       -----------------------------------------   -------------   -------------
       Loss from continuing operations             $ (3,131,636)   $ (2,203,896)

       Dividends on preferred stock                     (80,616)        (58,176)
                                                   -------------   -------------
       Loss from continuing operations
            applicable to common shareholders      $ (3,212,252)   $ (2,262,072)
                                                   =============   =============

       Basic and diluted weighted average
           common shares outstanding                   8,080,019       5,858,672
       Loss per common share, basic and diluted       $   (0.40)   $      (0.39)



            Loss From Continuing Operations
       -----------------------------------------
       Loss from discontinued operations           $          -    $ (2,993,216)

       Loss per common share, basic and diluted    $          -    $       (0.51)

                        Net Loss
       -----------------------------------------
       Net loss                                    $ (3,131,636)   $ (5,197,112)

       Dividends on preferred stock                     (80,616)        (58,176)
                                                   -------------   -------------
       Net loss applicable to common shareholders  $ (3,212,252)   $ (5,255,288)
                                                   =============   =============

       Loss per common share, basic and diluted    $      (0.40)   $      (0.90)

    (l) Stock Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion
    No. 25,  "Accounting  for Stock Issued to Employees."  Under APB Opinion No.
    25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2002 and 2001 because all options were issued at or above fair market value. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based
    Compensation,"  as  amended by SFAS No.  148,  "Accounting  for  Stock-Based
    Compensation-Transition  and  Disclosure-an  amendment of FASB Statement No.
    123," net loss and loss per share would have been increased as indicated below:

                                                   Year Ended             Year Ended
                                                December 31, 2002      December 31, 2001
                                                -----------------      -----------------
         Net loss attributable to
             common stockholders,
             as reported                        $    (3,212,252)       $    (5,255,288)
         Add: Stock-based employee
             compensation expense included
             in reported loss                                 -                      -
         Deduct: Stock-based employee
             compensation expense
             determined under fair value
             based method                               (57,910)              (111,967)
                                                -----------------      -----------------
         Pro forma net loss                     $    (3,270,162)       $    (5,367,255)
                                                =================      =================
         Net loss per share
             Basic and diluted:
             As reported                        $        ( 0.40)       $        ( 0.90)
                                                =================      =================
             Pro forma                          $        ( 0.41)        $       ( 0.92)
                                                =================      =================


    The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue no. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.


(m) Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments which consist of cash and cash equivalents and notes payable and bonds approximates their fair value due to their short maturity period.

(n) Use of Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.

(o) Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to current year classifications.

(p) Recent Accounting Pronouncements

    In December 2002, FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on its financial condition, cash flows or results of operations.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2002, the Company had liabilities due within one year of $1,954,933, cash and accounts receivable of $96,094, and had losses from continuing operations of $3,131,636 in 2002 and $2,203,896 in 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken several steps to increase cash through the use of borrowings and equity. In the first quarter of 2003, the Company raised $153,000 through a 12% Senior Secured Convertible Bond offering and short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Company will attempt to raise additional capital through the ongoing sales of the Bonds.

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

RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002 new sales representatives are being hired to generate additional sales leads. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. There can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

Note 4 - Discontinued Operations

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

Financial information for Rushmore Advisors as of June 30, 2001 and from January 1 through June 30, 2001 is presented in the table below. Data from July 1 until the sale date of August 1 is not available; however, the results of operations of Rushmore Advisors for this period are estimated to be immaterial to the transaction as a whole.

The following table sets forth operating data from the above discontinued operation:

                              Assets                        June 30, 2001
              --------------------------------------     ------------------
              Cash and investments                           $      17,077
              Accounts receivable                                  175,242
              Prepaid expenses and deposits                         32,508
              Property and equipment, net                          161,442
              Goodwill, net                                      3,200,919
                                                         ------------------
                           Total assets                      $   3,587,188
                                                         ==================

                            Liabilities
              --------------------------------------
              Accounts payable                               $     250,387
              Notes payable                                        164,970
                                                         ------------------
                         Total liabilities                         415,357
                                                         ------------------

              Net assets of discontinued operation           $   3,171,831
                                                         ==================

              Revenue                                        $     533,821
                                                         ==================

              Net loss                                       $      95,743
                                                         ==================


Note 5 - Related Party Transactions

During 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan was secured by a pledge of intellectual property rights on the Company's RushTrade on-line trading software. Further, the loan was accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. In December 2001, the Company repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore Sr. acquired 142,304 shares of the Company's common stock for $23,907, and 25,000 shares of the Company's Series 2002A preferred stock for $250,000. During 2002, Mr. Moore Sr. converted the $250,000 of Series 2002A preferred stock into 12% Senior Secured Convertible Bonds. The remaining balance of the loan of $50,000 was also converted into 12% Senior Secured Convertible Bonds during 2002.

During 2002, the Company issued convertible notes to two directors of the Company totaling $298,252, net of debt discount of $20,081. See additional discussion in Note 14.

At December 31, 2002 and 2001, total notes and bonds due to related parties was $598,252 and $50,000, respectively.

During 2001, the Company made loans to Mr. Dewey Moore, Jr. totaling $18,000. Repayments of $934 were received during 2001, leaving a balance due at December 31, 2001 of $17,066. This loan was repaid in its entirety in 2002.

Note 6 - Industry Segment Information

The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities and RushTrade Securities offers broker/dealer services and their operations have been included in the Investment Services segment. Rushmore Insurance Service's operations, for the most part inactive, have been included in Investment Services. RushTrade Software Services offers licensing of the RushTrade direct access software and other arrangements and is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities, however the Company has not received any revenue or incurred any expenses from this source.

The assets of the parent company, Rushmore Financial Group, Inc., are used to support the operations of the two primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

This represents a change in the Company's segments from previous reporting periods and reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization:

                                              Year Ended December 31,
                                      ----------------------------------------
         Identifiable Assets               2002                     2001
       ------------------------       ---------------          ---------------
       Investment Services              $    296,795             $  2,138,555
       Software Services                   1,869,555                1,739,257
       Corporate                             196,525                  356,932
                                      ---------------          ---------------
                Total                   $  2,362,875             $  4,234,744
                                      ===============          ===============

                                              Year Ended December 31,
                                      ----------------------------------------
        Capital Expenditures               2002                     2001
       ------------------------       ---------------          ---------------
       Investment Services              $     18,382             $     81,570
       Software Services                     476,120                1,097,051
       Corporate                              10,092                   13,564
                                      ---------------          ---------------
                Total                   $    504,594             $  1,192,185
                                      ===============          ===============

                                              Year Ended December 31,
          Depreciation and            ----------------------------------------
            Amortization                   2002                     2001
       ------------------------       ---------------          ---------------
       Investment Services              $    125,258             $    180,306
       Software Services                     345,822                        -
       Corporate                              72,979                  121,140
                                      ---------------          ---------------
                Total                   $    544,059             $    301,446
                                      ===============          ===============



The following summarizes the Company's industry segment operating data for the periods indicated:

                                              Year Ended December 31,
                                      ----------------------------------------
               Revenue                     2002                     2001
       ------------------------       ---------------          ---------------
       Investment Services              $  3,915,346             $  7,709,553
       Software Services                           -                        -
       Corporate                              15,970                   32,843
                                      ---------------          ---------------
                Total                   $  3,931,316             $  7,742,396
                                      ===============          ===============

                                              Year Ended December 31,
         Income (Loss) from           ----------------------------------------
        Continuing Operations              2002                     2001
       ------------------------       ---------------          ---------------
       Investment Services              $    543,338             $    687,735

       Software Services                  (2,702,131)              (1,494,319)

       Corporate                            (972,843)              (1,397,312)
                                      ---------------          ---------------
                Total                   $ (3,131,636)            $ (2,203,896)
                                      ====================     ===============

Note 7 - Acquisitions

Effective August 31, 2002 the Company  purchased all of the outstanding stock of
GRO  Corporation  in exchange for 1,150,000  shares of the Company's  restricted
common  stock.  This  acquisition   provides  the  Company  with  an  additional
broker-dealer  with a proven expertise in direct access  brokerage,  licensed in fifty  states.  The  consideration  for the  purchase  of GRO has been valued at
$80,500,  based  on the  fair  value  of the  stock  issued  on the  date of the purchase.  The results of operations of the acquired  entity are included in the consolidated operations of the Company from the acquisition date.

The fair value of assets and liabilities acquired consisted of:

                    Cash                                  $   30,793
                    Accounts receivable                       16,710
                    Intangible and other assets               47,804
                    Accounts payable                         (14,807)
                                                          ----------
                    Total                                 $   80,500
                                                          ==========

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2002 and 2001 assumes that the acquisition had occurred on January 1, 2001:

                                                                               Unaudited        Unaudited
                                                                               Year Ended       Year Ended
                                                                              December 31,     December 31,
                                                                                  2002             2001
                                                                             -------------    -------------
Revenues                                                                     $  4,349,951     $  8,194,579
                                                                             =============    =============

Net loss from continuing operations                                          $ (3,739,914)    $ (2,538,799)
                                                                             =============    =============

Net loss from continuing operations per common share (basic and diluted)     $      (0.46)    $      (0.35)
                                                                             =============    =============


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

The following table summarizes the transactions:

                       Description                    Amount
              ------------------------------     ----------------
              Purchase price:
                  906,400 shares @ $0.75           $     679,800
              Less: Net Assets Acquired                 (654,364)
                                                 ----------------
              Goodwill recorded                    $   1,334,164
                                                 ================

Note 8 - Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, Rushmore Securities and RushTrade Securities are required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis.

At December 31, 2002, RushTrade Securities had net capital of $34,787 with a net capital requirement of $5,000. The Company's ratio of aggregate indebtedness to net capital was .73 to 1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1.

At December 31, 2002, Rushmore Securities had net capital of approximately $13,000 with a net capital requirements of $100,000, thus Rushmore Securities was deficient in its net capital requirement. Rushmore Securities' ratio of aggregate indebtedness to net capital was 9.5 to 1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1. Without sufficient net capital Rushmore Securities is prohibited from soliciting or accepting new customer accounts or unsolicited orders from customers except closing existing positions. On December 2, 2002, Rushmore Securities notified the SEC and NASD that it had fallen below the minimum net capital requirement or $100,000 and would only accept closing orders, which liquidate existing equity positions, and would not solicit new business. As of December 31, 2002, Rushmore Securities withdrew its registrations from all states except Texas and at present has no off-site registered representatives or branch offices.

The National Association of Securities Dealers (NASD) commenced an examination of Rushmore Securities in February 2000. In conjunction with this examination in March 2002 Rushmore Securities received a Letter of Caution from the NASD regarding a number of compliance issues, and was informed that certain of the compliance matters had been referred to the Enforcement Division of the NASD. In May 2002, the NASD along with the SEC commenced a joint examination. Rushmore Securities has submitted a response to the SEC and is in the final stages of its response to the NASD. Management believes that the results of these examinations may have an adverse effect on the firm's financial status and its ability to conduct ongoing operations. However, management is unable to estimate the ultimate liability or penalty, if any, from these examinations.

Note 9 - Property and Equipment

The principal categories of property and equipment at December 31, 2002 and 2001 are summarized as follows:

                                Description                 2002       2001
                       -------------------------------    --------   --------
                       Purchased software                 $ 66,954   $125,834
                       Computer equipment                  136,367    302,447
                       Office furniture and fixtures       117,081    460,966

                       Leasehold improvements               46,728     68,859
                                                          --------   --------
                                Total Costs                367,130    958,106
                       Less accumulated depreciation
                            and amortization               233,237    544,508
                                                          --------   --------
                                                          $133,893   $413,598
                                                          ========   ========

Total depreciation of property and equipment amounted to $198,237 and $219,728 in 2002 and 2001, respectively. During 2002, the Company wrote off certain property and equipment, which was no longer in use, as a result the Company recognized an impairment loss during 2002 of $112,067, which is shown as a separate line item in the accompanying consolidated statement of operations.

Note 10 - Preferred Stock

The Company has authorized 838,792 shares of Preferred Stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are five classes of Preferred Stock outstanding at December 31, 2002 totaling 78,043 shares or $780,430. The classes of preferred stock are:

        9% Cumulative  Preferred Stock - authorized  25,000 shares,  outstanding
           2,000 shares at December 31, 2002 and 2001
        Series  A  Cumulative   Preferred  Stock  -  authorized  13,792  shares,
           outstanding 12,063 shares at December 31, 2002 and 2001
        Series B Convertible Preferred Stock - authorized 400,000 shares, outstanding 9,520 shares and 13,520 shares at December 31, 2002 and 2001, respectively
        Series C Convertible Preferred Stock - authorized 300,000 shares, outstanding 40,460 shares and 41,460 shares at December 31, 2002 and 2001, respectively
        Series 2002A Convertible Preferred Stock - authorized 100,000 shares, outstanding 14,000 shares 31,500 shares at December 31, 2002 and 2001, respectively

Preferred stock has the following rights and preferences:

    Dividends. The Company will declare and pay a 9% quarterly dividend on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been missed. $42,432 and $0 dividends were in arrears at December 31, 2002 and 2001 respectively.

    Voting. Shares of Preferred Stock carry no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers.

    Liquidation Preference. Holders of Preferred Stock are entitled to receive a payment in the amount of $10 per share plus any accumulated but unpaid dividends in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares.


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

During the year ended December 31, 2002 $385,000 of Preferred Stock was converted into 12% Senior Secured Convertible Bonds.

Note 11 - Commitments and Contingencies

(a) Leases

    The Company leases its office under an operating lease that expires in 2006. The Company also leases furniture and office equipment under primarily operating leases that expire at various dates through 2004. Future minimum lease payments are as follows:

                      Year Ending        Future Minimum
                      December 31,       Lease Payments
                    ---------------  ---------------------
                         2003                    $109,860
                         2004                      73,624
                         2005                      70,767
                         2006                       5,817

    Rent expense under these operating leases was approximately $169,000 and $261,000 in 2002 and 2001, respectively, and is included in general and administrative expenses.

(b) Litigation

    The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions. In some cases the actions could affect the subsidiary, Rushmore Securities, but not the Company.

    On January 16, 2003, eight former securities account customers of Rushmore Securities filed a complaint against Rushmore Securities contending that they made numerous investments in securities that a former account representative of Rushmore Securities sold outside and away from his representation of Rushmore Securities. The claimants allege the investments were fraudulent, speculative, and unsuitable and that Rushmore Securities failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. Rushmore Securities denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. Currently, Rushmore Securities is unable to estimate the ultimate liability, if any, related to this complaint and therefore has not recorded a liability for the claim at December 31, 2002. However, should this complaint be settled, any liability to Rushmore Securities would have an adverse effect on the Company's financial condition.

    In June 2002, a former securities account customer of Rushmore Securities filed for NASD arbitration against her former account representative and her successor brokerage firm. She has improperly named Rushmore Financial Group as respondent. She claims her retirement accounts decreased in value by $25,000 as a result of unsuitable investments made by or on the recommendation of the former representatives. Rushmore Securities has responded that the trades were not unsuitable, but fit her customer profile, that she either initiated or approved every trade and that she has overstated her losses. The action is in the midst of discovery as the parties are presently exchanging documents. A two-day arbitration hearing is set for April 29 and 30, 2003, in Colorado. Rushmore Securities intends to continue to vigorously defend the claim and the ultimate liability, if any, is uncertain.


    In April 2003, a group of former securities  representatives  filed for NASD
    Dispute  Resolution naming the Company,  Rushmore  Securities and Mr. Moore.
    The former representatives are claiming $178,288 in commissions. A date or location for the hearing has not been set. The Company has unsuccessfully attempted to negotiate a settlement with the representatives and intends to vigorously defend the claim. The Company has estimated the ultimate liability related to this claim to be the approximately $43,000 and accordingly has accrued this amount in the financial statements.

    An employee  consultant and placement agency has filed a claim in the Dallas
    County Court at Law claiming that the Company failed to pay for services rendered in placing temporary workers in the amount of $41,630. The suit was filed on December 17, 2002 and a response was filed on January 22, 2003 raising numerous affirmative defenses to Plaintiff's claim. No discovery has been undertaken. The Company has unsuccessfully attempted to negotiate a settlement of the claims, but will continue to do so, while defending the action. At December 31, 2002 the Company had recorded an estimated liability of $38,000 related to this claim.

Note 12 - Income Taxes

Deferred federal income taxes were comprised of the following at December 31, 2002 and 2001:

         Deferred federal income tax assets:                2002           2001
                                                        -----------    -----------
              Accounts receivable                       $    25,844    $    15,264
              Deferred rent                                  12,524           --
              Insurance claim reserve                        80,003           --
              Accrued expenses                               11,321         23,222
              Property and equipment                         39,803           --
              Goodwill                                      399,319           --
              Net operating loss carryforward             2,231,952      1,756,645
                                                        -----------    -----------
                    Gross deferred income tax assets      2,800,766      1,795,131


                 Valuation allowance                     (2,800,766)    (1,795,131)
                                                        -----------    -----------

                           Deferred income tax assets   $      --      $      --
                                                        ===========    ===========

A reconciliation of expected federal income tax expense to federal income tax expense relating to continuing operations is as follows:

                                                               2002           2001
                                                           -----------    -----------
         Computed "expected" federal income tax benefits   $(1,064,756)   $  (748,325)
                 Meals and entertainment                           531          1,819
                 Stock compensation                             92,804          5,619
                 Other                                         (34,214)          (335)
                 Change in valuation allowance               1,005,635        741,222
                                                           -----------    -----------

         Reported federal income tax expense (benefit)     $      --      $      --
                                                           ===========    ===========

The Company has net operating losses of approximately $7,000,000, which may be used to offset future taxable income. A portion of the Company's net operating losses may be subject to limitations due to changes in stock ownership. These loss carry forwards expire at various dates through 2022. The Company has recorded a valuation allowance to offset all deferred tax assets, as the ultimate realization of such assets is uncertain.

Note 13 - Stock Option Plans

The Company has an Incentive Stock Option Plan (the "1993 Option Plan") available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. Options for a total of 249,999 shares had been granted under the plan as of December 31, 2002 and 2001 and 11,666 options remain outstanding at December 31, 2002 and 2001. Under the Incentive Stock Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

The Company also has a 1997 Stock Option Plan (the "1997 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2002 and 2001, there were a total of 131,933 and 226,545 options, respectively, outstanding under the 1997 Stock
Option Plan.

The Company also has a 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2002 and 2001, there were a total of 291,960 and 374,800 options, respectively, outstanding under the 2000 Stock
Option Plan.

During June 2002, the Board of Directors approved the issuance of 880,000 warrants for the purchase of the Company's common stock to one individual for consulting services. These warrants have an exercise price of $0.26 per share, expire in five years and vest immediately. The Company recorded an expense of $167,491 based on the fair value of the warrants issued using the Black-Scholes
Model. Additionally, during May 2002, the Board of Directors approved the issuance of 200,000 warrants for the purchase of the Company's common stock to one individual as a finders fee for obtaining debt financing. These warrants have an exercise price of $0.25 per share, expire in five years and vest immediately. The Company recorded $41,469 as deferred financing fees based on the fair value of the warrants issued using the Black-Scholes Model. The deferred financing fee is being amortized over the term of the debt, which is three years.

Stock option activity during the periods indicated is as follows:

                                            Employee Stock Option                            Combined
                                                    Plans             Other Compensatory       Total
                                          ------------------------ ------------------------ ------------
                                                         Weighted                 Weighted
                                                          Average                  Average
                                                         Exercise      Options/   Exercise    Options/
                                               Options     Price       Warrants     Price     Warrants
      ------------------------------------------------- ---------- ------------- ---------- ------------

      Balance at January 1, 2001               301,387    $  2.26             -    $     -      301,387
      Granted                                  452,640       0.89             -          -      452,640
      Exercised                                      -          -             -          -            -
      Expired                                 (141,016)      1.43             -          -    (141,016)
                                          ------------- ---------- ------------- ---------- ------------
      Balance at December 31, 2001             613,011    $  1.44             -    $     -      613,011
                                          ------------- ---------- ------------- ---------- ------------
      Options Granted                          151,000       0.18     1,080,000       0.26    1,231,000
      Exercised                                      -          -             -          -            -
      Expired                                 (328,452)      0.83             -          -     (328,452)
                                          ------------- ---------- ------------- ---------- ------------
      Balance at December 31, 2002             435,559    $  1.30     1,080,000    $  0.26    1,515,559
                                          ============= ========== ============= ========== ============


The  following  table  summarizes   information  about  employee  stock  options
outstanding at December 31, 2002:

                                                Options Outstanding           Options Exercisable
                                     -------------------------------------- ------------------------
                                                    Weighted
                                                     Average
                                                    Remaining    Weighted      Number    Weighted
                                                    Contract      Average   Exercisable   Average
                                        Number        Life       Exercise   at December  Exercise
         Range of Exercise Prices     Outstanding    (Years)      Price      31, 2002      Price
      ------------------------------ ------------- ---------- ------------- ----------- ------------
         $0.05      -         $1.00       291,960       4.27         $0.76     291,960        $0.76
          1.50      -          1.92        69,629       3.80          1.75      69,629         1.75
          2.46      -          2.50        23,970       5.18          2.50      23,970         2.50
          3.25                             50,000       5.00          3.25      50,000         3.25
                                     ------------- ---------- ------------- ----------- ------------
                  Total                   435,559       4.33         $1.30     435,559        $1.30
                                     =============                          ===========

The following table summarizes information about other compensatory stock options/warrants outstanding at December 31, 2002:

                                           Options/Warrants Outstanding     Options/Warrants Exercisable
                                     -------------------------------------- ----------------------------
                                                    Weighted
                                                     Average
                                                    Remaining    Weighted       Number      Weighted
                                                    Contract      Average    Exercisable     Average
                                        Number        Life       Exercise    at December    Exercise
              Exercise Prices         Outstanding    (Years)      Price       31, 2002        Price
      ------------------------------ ------------- ---------- ------------- ------------- -------------
                    $0.25                 200,000       4.39         $0.25      200,000         $0.25
                     0.26                 880,000       4.42          0.26      880,000          0.26
                                     ------------- ---------- ------------- ------------- -------------
                  Total                 1,080,000       4.42         $0.26    1,080,000         $0.26
                                     =============                          =============


The per-share weighted-average grant date fair value of all stock options granted during 2002 and 2001 was $.18 and $.46, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 2002 - expected volatility of 169%, no dividend yield, risk-free interest rate of 4.7% and an expected life of 5.0 years; 2001 - expected volatility of 119%-150%, no dividend yield, risk-free interest rate of 4.7% and an expected life of 5.0 years.

Note 14 - Convertible Notes Payable

On March 26, 2002 and March 28, 2002, the Company issued two convertible notes, each for $100,000. The note issued on March 28, 2002 was issued to a related party. These notes bear interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest is due and payable in a single installment on April 1, 2005. The holder of the notes has the option at any time until the maturity date to convert all or any portion of the principal amount this note into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater. The Company calculated the beneficial conversion feature embedded in these notes in accordance with EITF 00-27 and determined that the conversion feature of these notes is not beneficial.

On May 10, 2002, the Company issued two convertible notes, one for $66,667 and one to a related party for $33,333. These notes bear interest at 9% per annum which is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest is due and payable on April 1, 2005. The holder of the notes has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share. The Company has calculated the beneficial conversion feature embedded in these notes in accordance with EITF No. 00-27 and recorded approximately $14,000 as debt discount. This debt discount is being amortized over the three-year lives of the notes. At December 31, 2002, the Company has recorded approximately $2,000 of interest expense related to the amortization of the debt discount.


On October 16, 2002 and November 11, 2002 the Company issued convertible notes for $120,000 and $65,000, respectively, to a related party, which bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least two million from a debt offering. The notes are convertible into 12% Senior Secured Convertible Bonds. If the notes are converted into convertible bonds, the bonds can be converted into the Company's common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company calculated the beneficial conversion feature embedded in these notes in accordance with EITF 00-27 and determined that the conversion feature of these notes is not beneficial. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. The Company has recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF No. 00-27, the Company is amortizing the debt discount over the six month life of the note. For the year ended December 31, 2002, the Company has recorded approximately $5,000 of interest expense related to the amortization of the debt discount.

Note 15 - Convertible Bonds Payable

During 2002, the Company issued three 12% Senior Secured Convertible Bonds ("convertible bonds") for proceeds of $105,000, had one related party note payable in the amount of $50,000 convert into a convertible bond, and had $385,000 of preferred stock convert into convertible bonds. The convertible bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion if the stock trades above $2.00 per share of 10 consecutive trading days. The Company calculated the beneficial conversion feature embedded in these bonds in accordance with EITF 00-27 and determined that the conversion feature of these bonds is not beneficial.

Note 16 - Notes Payable

At December 31, 2002 notes payable consist of a note for $18,675 for insurance premiums and $33,725 for a capital lease with a final payment due in July 2004. At December 31, 2001 notes payable consisted of a note for $50,000 due to a related party (see Note 5), $58,746 for a capital lease with a final payment due in July 2004 and two notes totaling $41,408 for insurance premiums.

Note 17- Liabilities Acquired in 2001 Acquisition

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. As part of this acquisition the Company acquired certain assets and liabilities of Dominion Institutional Services Corporation. The liabilities, consisting of mostly trade accounts payable, due when the Company assumed the liabilities, total $332,098 at December 31, 2002 and $375,812 at December 31, 2001. For a more complete discussion of this transaction see Note 7.




Item 8.   Change  in  and  Disagreement   with  Accountants  on  Accounting  and
          Financial Disclosure

      None

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with 16(a) of the Exchange Act

      The sections entitled "Directors, Director Nominees and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2003, sets forth certain information with respect to the directors and executive officers of the Company.

Item 10.  Executive Compensation

      The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2003, sets forth certain information with respect to the compensation of management of the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2003, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

Item 12.  Certain Relationships and Related Transactions

      The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2003, sets forth certain information with respect to these matters.

Item 13.  Exhibits and Reports on Form 8-K

    (b)      Exhibits

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
     **       10.2.1    Modified   Coinsurance   Agreement  with   Massachusetts
                        General Life Insurance Company
     **       10.2.2    Administrative   Service  Agreement  with  Massachusetts
                        General Life Insurance Company
     **       10.2.3    Reinsurance  Agreement with  Massachusetts  General Life
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

--------------------------------------------------------------------------------

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

    (b) Reports on Form 8-K

    None.

Item 14.    Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rushmore Financial Group, Inc.



April 24, 2003                      By: /s/ D.M. (Rusty) Moore, Jr.
                                       -----------------------------------------
                                    D.M. (Rusty) Moore, Jr., President and
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 24, 2003                      /s/ Randy Rutledge
                                    --------------------------------------------
                                    Randy Rutledge, Chief Financial Officer
                                    and Director
                                    (Principal Financial and Accounting Officer)


April 24, 2003                      /s/ Gayle C. Tinsley
                                    --------------------------------------------
                                    Gayle C. Tinsley, Secretary and Director


April 24, 2003                      /s/ Bo Ritz
                                    --------------------------------------------
                                    Bo Ritz, Director


April 24, 2003                      /s/ Robert P. Ross, Jr.
                                    --------------------------------------------
                                    Robert P. Ross, Jr., Director


April 24, 2003                      /s/ Eyal Shachar
                                    --------------------------------------------
                                    Eyal Shachar, Director


April 24, 2003                      /s/  David C. Demas
                                    --------------------------------------------
                                    David C. Demas, Director


April 24, 2003                       /s/ Ernest J. Laginess
                                    --------------------------------------------
                                    Ernest J.  Laginess, Director

                                  CERTIFICATION

I, Dewey M. Moore, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Rushmore Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c. Presented in this annual report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including an corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 24, 2003


                                                  /s/ Dewey M. Moore, Jr.
                                                  -----------------------
                                                  Dewey M. Moore, Jr.
                                                  Chief Executive Officer

                                  CERTIFICATION

I, Randy Rutledge, certify that:

1. I have reviewed this annual report on Form 10-QSB of Rushmore Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including an corrective actions with regard to significant deficiencies and material weaknesses.

         Date: April 24, 2003


                                                   /s/ Randy Rutledge
                                                   ------------------
                                                   Randy Rutledge
                                                   Chief Financial Officer

Exhibit Index

     **       2.1       Plan and Agreement of Merger with First  Financial  Life
                        Companies, Inc.
     #        2.2       Plan and Agreement of Merger with The John Vann Company
     ##       2.3       Asset Purchase Agreement - Block Trading, Inc.
     ##       2.4       Asset Purchase Agreement - Millennium Daqcom/Dallas LP
     ##       2.5       Asset Purchase Agreement - Daqcom International, LLC
     **       3.1       Articles of Incorporation, as amended
     **       3.2       Bylaws
     **       4.1       Specimen  certificate  for shares of Common Stock of the
                        Company
     **       4.2       Specimen  certificate  for shares of Preferred  Stock of
                        the Company
     **       10.1.1    Employment Agreement with D. M. Moore, Jr.
     **       10.1.2    Employment Agreement with Jim W. Clark
     #        10.1.3    Employment Agreement with John A. Vann
     **       10.2.1    Modified   Coinsurance   Agreement  with   Massachusetts
                        General Life Insurance Company
     **       10.2.2    Administrative   Service  Agreement  with  Massachusetts
                        General Life Insurance Company
     **       10.2.3.   Reinsurance  Agreement with  Massachusetts  General Life
                        Insurance Company
     **       10.2.4    National Marketing Agreement with Massachusetts  General
                        Life Insurance Company
     **       10.3.1    Modified  Coinsurance  Agreement with  Southwestern Life
                        Insurance Company
     **       10.3.2    Reinsurance  Agreement with  Southwestern Life Insurance
                        Company
     **       10.3.3    Administrative  Service Agreement with Southwestern Life
                        Insurance Company
     **       10.4.1    National   Marketing   Contract  with  Legion  Insurance
                        Company
     **       10.5      Administrative Services Agreement between Registrant and
                        Rushmore Life
     **       10.6.1    Option Agreement  regarding Rushmore Insurance Services,
                        Inc.
      **      10.6.2    Overhead Services Agreement
      **      10.7      Form of registered Representative Agreement
      **      10.8      Form of Investment Advisory Agreement
      **      10.9      Form of Affiliation Agreement with Agents
      **      10.10.1   Full   Disclosed   Clearing   Agreement  with  Southwest
                        Securities, Inc.
      **      10.10.2   Fully Disclosed  Clearing Agreement with First Southwest
                        Company
      **      10.11     Form  of  Indemnification   Agreement  signed  with  all
                        officers and directors
      #       10.12     Voting  Agreement  between John A. Vann and D.M.  Moore,
                        Jr.
      ***     10.13     Letter of Agreement - Kohler-Stephens, Ltd.
      @       10.14     Loan Agreement - John A. Vann
      @       10.15     Promissory Note - John A. Vann
      @       10.16     Collateral  Transfer  and  Security  Agreement - John A.
                        Vann
      $       10.17     Settlement Agreement with John A. Vann
      &       10.19     Indemnity Agreement with Andover Brokerage
      &       10.20     Software Sale Agreement with Andover Brokerage
      &       10.21     Software   Assignment  and  License  Agreement  with  MV
                        Technologies
      +       21.1      Subsidiaries of the Registrant
      +       99.1      Certification of Chief Executive Officer
      +       99.2      Certification of Chief Financial Officer

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