Form 10KSB/A
period 2002-12-31
RUSHMORE FINANCIAL GROUP INC
filed 2003-05-01
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

    Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                                No [X]


This amendment No. 1 to Form 10-KSB for Rushmore Financial Group, Inc., a Texas corporation, (the "Company"), for the year ended December 31, 2002, is being filed to disclose the information required by Items 9-12 of Part III of the Company's 2002 Form 10-KSB.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

     The following table provides information as of April 15, 2003 with respect to each of the Company's directors, officers, and certain key employees:


                                                                                  Served as Executive
                                                                                  Officer, Director, or
            Name            Age                  Position                         Key Employee Since
-------------------------  -----  ---------------------------------------------  -----------------------
D. M. (Rusty) Moore, Jr.    53    Chairman, Chief Executive Officer, Director,            1990
                                   and President
Gayle C. Tinsley            71    Vice Chairman and Director                              1998
David C. Demas              37    Director                                                2000
Ernest J. Laginess          59    Director                                                2001
Randy Rutledge              53    Chief Financial Officer and Director                    2001
Bo Ritz                     42    Director                                                2002
Robert P. Ross, Jr.         60    Director                                                2002
Eyal Shachar                42    Director                                                2002
Richard K. Rainbolt         39    Director of Technology                                  2000
Bruce Zucker                53    President RushTrade Securities and                      2003
                                  Rushmore Securities
Shawn McConnell             29    Director of Marketing                                   2002
Jonathan Handy              37    Director of Risk Management                             2002
Geoffrey St. Leger          34    Director of Operations                                  2002


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

       ERNEST J. LAGINESS has served as a Director of the Company since May 2001. Mr. Laginess spent more than 35 years in various executive positions with DaimlerChrysler. He retired in August 2000 as Director of Body Engineering for DaimlerChrysler. He is a founding partner and presently a Director of S&L Holdings LTD, the parent company of Investscape, Inc., an on-line brokerage firm started in 1996 marketing to active investors by providing non-proprietary software trading platforms. Mr. Laginess holds a B.S. in Engineering from the University of Detroit and an M.B.A. from Michigan State University.

       RANDY RUTLEDGE has served as a Director since 2001 and as Chief Financial Officer since June 2002. He has over 20 years of experience in the transportation industry, was founder and served as President of Skyhawk Transportation Services from 1981 through 2001. He holds a B.B.A. from Southern Methodist University and a M.B.A. from the University of North Texas.

       DANIEL LEE "BO" RITZ, JR. was appointed to the Board to fill a vacancy upon leading an investment group to invest in the Company in October 2002. Mr. Ritz is the President of Institutional Capital Management, Inc., (ICM), founded in 1997 as an NASD member broker/dealer, specializing in the institutional bond and fixed-income securities. ICM also provides corporate finance services to smaller public company issuers seeking to raise investment capital. Mr. Ritz is a graduate of Texas A&M University in 1984 in Petroleum Engineering. After two-years with Texas Oil & Gas Corp., he joined the investment firm Marcus, Stowell & Beye where he spent five years as a fixed-income salesman and trader. Prior to founding ICM, he also served as a fixed-income salesman for WestCap & Co. Mr. Ritz is a General Securities, Municipal, Options and Financial & Operations Principal and is a Certified Financial Planner, (CFP). He also serves on the advisory board of the Texas A & M Center for New Ventures and Entrepreneurial Studies.

       ROBERT P. ROSS, JR. became a Director of the Company upon the acquisition of GRO Corporation in September 2002. He is the founder of GRO Corporation and served as its President until January 2003. He is also the founder and President of Starboard Capital Management Corp., a private hedge fund management company based in Houston, Texas. Prior to 1975, Mr. Ross was the Chief Investment Officer at Overseas Discount Corporation, Israel Discount Bank, Ltd., Overseas Ship Holding Group, Inc. and the Fulton National Bank (PA). He majored in finance at the University of Texas at Austin. Mr. Ross also serves on the Board of Directors of Independence Holding Company (Nasdaq:"INHO") and Standard Security Life Insurance Company of New York where he also serves as a member of the Executive and Investment Committees at Standard Security Life.

       EYAL SHACHAR has served as a Director of the Company since leading an investment group to invest in the Company in August 2002. Mr. Shahar is the founding partner of Online Trading Academy (OTA) of Irvine, California, an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. Founded in 1997, Online Trading Academy is a recognized leader in the unique educational niche of Direct Access Trading education. Mr. Shahar is a U.S. citizen, originally from Israel and was a member Israeli Air Force as an intelligence officer before coming to the U.S.

       BRUCE E. ZUCKER joined RushTrade in January 2003 with 30 years of experience in the securities industry. He previously served as President, Chief Executive Officer of MyDiscountBroker, a nationally recognized and highly rated online brokerage firm. Under his leadership, MyDiscountBroker opened more than 50,000 accounts with assets exceeding $500 million within five years of launch and was ranked as high as 4th by Kiplinger's and 7th by Gomez Advisors. He has been featured in articles in leading publications such as The Wall Street Journal, USA Today, Barron's, and Fortune, and has frequently been interviewed as an industry expert by CNBC television. Prior to MyDiscountBroker, Mr. Zucker served as Branch Manager for Southwest Securities, Inc., a co-founder of Addison Securities, and a registered representative of Bache and Company. Mr. Zucker holds a Bachelor of Arts degree in Political Science from The University of Texas at Austin in 1972.

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

       SHAWN D. MCCONNELL has served as the Director of Marketing since March of 2002. Mr. McConnell has over 5 years experience in the active online trading Industry. Prior to joining RushTrade, Mr. McConnell helped form Brookstone Trading, a direct access-trading firm out of Westwood California. He currently holds a B.S. in Finance from the University of Massachusetts.

       JONATHAN HANDY joined the Company in October 2002 upon the acquisition of GRO Corporation. He began his brokerage career in 1996 at GRO. He worked his way up through the ranks to become a Trading Desk Supervisor, Principle and Risk Manager. In the fall of 2002 Mr. Handy took over the responsibilities of Compliance, Risk Management and Trading Desk Director for RushTrade Securities who's parent company Rushmore Financial Services, Inc. purchased GRO.

       GEOFFREY ST. LEGER joined the Company as Director of Operations in June 2002. Mr. St. Leger has been in the day trading business for almost 8 years and has been working with self-directed orders since 1998. He joined Summit Trading in March of 1999, where he was the Options Principal and was responsible for Trading and Margins. Prior to Summit he was a Branch Manager with Momentum Securities and began his securities industry experience with Block Trading. He is a NASD registered principle and holds the following series: 7, 4, 24, 55 and
63. Mr. St.  Leger has a BS in Finance  from the  University  of Houston - Clear
Lake.

ITEM 10.   EXECUTIVE COMPENSATION

Compensation of Directors

       The Company does not provide additional compensation to Directors who are employed by RFGI, but pays each non-employee, independent director a fee of $500 for each Board meeting attended, and automatically grants to each non-employee director non-qualified stock options for 10,000 shares of common stock per year.


Executive Compensation

       The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2002, 2001, and 2000, and the number of options granted, to the Chief Executive Officer of the Company and each other executive officer of the Company whose total cash compensation for the fiscal year ended December 31, 2002 exceeded $100,000:


                             Summary Compensation Table
-------------------------------------------------------------------------------------
                                                                     Long-Term
                                                                    Compensation-
                                                     Sales      Securities Underlying
Name and Principal Position   Year     Salary     Commissions    Options or Warrants
---------------------------- ------ ------------ ------------- ----------------------
D. M. (Rusty) Moore, Jr.      2002   $ 128,475    $   5,500                 -

                              2001     175,000          426           100,000

                              2000     175,000        3,713            10,000



                             OPTIONS/SAR GRANT TABLE
                 (OPTION/WARRANT/SAR GRANTS IN LAST FISCAL YEAR)

                          Number of
                          Securities     Percent of Total               Market
                          Underlying      Option/Warrant     Exercise  Price on
                          Options or       Granted to         or Base   Date of
                          Warrants     Employees in Fiscal    Price     Grant     Expiration
NAME                      Granted              Year           ($/Sh)    ($/Sh)       Date
------------------------ ------------ --------------------- --------- ---------- ------------
D. M. (Rusty) Moore, Jr.           -                     -     $   -     $   -



   AGGREGATED OPTION/WARRANT/GRANT/SAR EXERCISES IN LAST FISCAL YEAR AND FY-
                      ENDED OPTION/WARRANT/GRANT/SAR VALUE
-------------------------------------------------------------------------------------------------------
                                                  Number of Securities         Value of Unexercised
                                                 Underlying Unexercised            In-The-Money
                                              Options/Warrants/Grants/SARs Options/Warrants/Grants/SARs
                                                      at 2002 FYE #                at 2002 FYE $
                                              ---------------------------- ----------------------------
                           Shares
                          Acquired    Value
                             on      Realized
Name                      Exercise      $      Exercisable/Unexercisable    Exercisable/Unexercisable
------------------------ ---------- --------- ---------------------------- ----------------------------
D. M. (Rusty) Moore, Jr.         -     $   -         130,062/16,993                   $-/$-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 2003 for (1) each person known by the Company to own beneficially 5% or more of the Common Stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                              AS OF APRIL 15, 2003

                                                    Percentage of
Name                           Note     Shares          Class
----------------------------  ------  -----------  ---------------
D. M.(Rusty) Moore, Jr.         (1)    1,076,141        10.9%
Ernest Laginess                 (2)      356,334         3.6%
David Demas                     (3)      198,167         2.0%
Gayle C. Tinsley                (4)      102,000         1.0%
Richard Rainbolt                (5)       76,000         0.8%
Randy Rutledge                  (6)       38,500         0.4%
Bruce Zucker                    (7)      300,000         3.0%
Shawn McConnell                           10,000         0.1%
Jonathan Handy                            40,000         0.4%
Geoffrey St. Leger                        10,000         0.1%
Bo Ritz                         (8)    1,927,133        19.5%
Robert P. Ross, Jr.                      476,005         4.8%
Eyal Shachar                    (9)    2,342,565        23.7%
All executive officers and
  directors as a group         (10)    6,952,845        70.3%

              (1) Includes options to purchase 147,055 shares of Common Stock, 20,000 shares held as joint tenants with Mr. Moore's father, and 7,629 shares held of record by Mr. Moore's spouse.
              (2)  Includes options to purchase 10,000 shares of Common Stock.
              (3) Includes options to purchase 20,000 shares of Common Stock, and 166,667 shares owned by a corporation controlled by Mr. Demas.
              (4)  Includes options to purchase 82,000 shares of Common Stock.
              (5)  Includes options to purchase 30,000 shares of Common Stock.
              (6)  Includes options to purchase 20,000 shares of Common Stock.
              (7)  Includes options to purchase 200,000 shares of Common Stock.
              (8) Includes 55,300 shares owned by a corporation controlled by Mr. Ritz, 1,500 shares of 2002A Convertible Preferred convertible into a maximum of 60,000 shares of Common Stock, 1000 shares of 2002A Convertible Preferred owned by a corporation controlled by Mr. Ritz convertible into a maximum of 40,000 shares of Common Stock, warrants to purchase 500,000 shares of common stock granted to a corporation controlled by Mr. Ritz and $185,000 of Convertible Bonds owned by a corporation controlled by Mr. Ritz convertible into a maximum of 1,233,333 shares of Common Stock.
              (9) Includes warrants to purchase 880,000 shares of Common Stock, options to purchase 200,000 shares of common stock, 1,262,565 shares owned by a corporation controlled by Mr. Shachar, and a maximum of 590,474 shares from Convertible Debentures.
             (10) Includes options, warrants and convertible instruments to purchase 7,435,140 shares of common stock.

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

       On March 28, 2002, the Company issued a convertible note for $100,000 to Eyal Shachar. The note bears interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest is due and payable in a single installment on April 1, 2005. The holder of the note has the option at any time until the maturity date to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater.

       On May 10, 2002, the Company issued a convertible note for $33,333 to Mr. Eyal Shachar. The note bears interest at 9% per annum which is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest is due and payable on April 1, 2005. The holder of the note has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

       On October 16, 2002 and November 11, 2002 the Company issued convertible notes for $120,000 and $65,000, respectively, to Mr. Bo Ritz, which bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least two million from a debt offering. The notes are convertible into 12% Senior Secured Convertible Bonds. If the notes are converted into convertible bonds, the bonds can be converted into the Company's common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  RUSHMORE FINANCIAL GROUP, INC.




April 30, 2003                    By: /s/ D.M. (Rusty) Moore, Jr.
                                      -----------------------------------
                                  D.M. (Rusty) Moore, Jr., President and
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)