Form 10QSB
period 2003-03-31
RUSHMORE FINANCIAL GROUP INC
filed 2003-05-15
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003: 9,698,710 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ___ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                  March 31,        December 31,
                                   ASSETS                                           2003               2002
                                                                             ----------------   ----------------
Cash and cash equivalents                                                           $   6,153         $   64,278
Accounts receivable                                                                    36,908             31,816
Prepaid expenses and deposits                                                         112,030            164,847
Capitalized software development costs, at cost, net of accumulated
    amortization                                                                    1,723,458          1,869,555
Property and equipment, net of accumulated depreciation                               118,366            133,893
Intangibles, net                                                                      113,167             65,000
Deferred financing fees, net                                                           30,022             33,486
                                                                             ----------------   ----------------
             Total assets                                                         $ 2,140,104        $ 2,362,875
                                                                             ================   ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
     Bank overdraft                                                                $   44,077         $   37,750
     Accounts payable                                                                 806,561            757,134
     Accrued expenses and other liabilities                                           705,236            620,166
     Liabilities acquired in 2001 acquisition                                         332,098            332,098
     Advances from related parties                                                     95,000                  -
     Notes payable                                                                     45,025             52,400
     Convertible notes payable (including $298,252 due to related parties), net of unamortized debt discount of $24,710 and $27,656 at March
         31, 2003 (unaudited) and December 31, 2002, respectively                     460,290            457,344
     Convertible bonds payable (including $300,000 due to related parties)            690,000            540,000
                                                                             ----------------   ----------------
             Total liabilities
                                                                                    3,178,287          2,796,892
                                                                             ----------------   ----------------

Shareholders' deficit:
     Preferred stock - cumulative; $10 par value; 14,063 shares issued and
         outstanding                                                                  140,630            140,630
     Preferred stock - convertible cumulative; $10 par value;
         55,480 and 63,980 shares issued and outstanding at March 31, 2003
         (unaudited) and December 31, 2002, respectively                              554,800            639,800
     Common stock - $0.01 par value, 10,000,000 shares authorized;
         9,895,588 shares issued                                                       98,956             98,956
     Common stock subscriptions receivable                                             (3,277)            (3,277)
     Common stock issued for assets not yet received                                 (176,000)          (230,000)
     Additional paid in capital                                                    12,402,078         12,419,638
     Treasury stock, at cost - 196,878 shares issued                                 (120,652)          (120,652)
     Accumulated deficit                                                          (13,934,718)       (13,379,112)
                                                                             ----------------   ----------------
             Total shareholders' deficit                                          (1,038,183)          (434,017)
                                                                             ----------------   ----------------
             Total liabilities and shareholders' deficit                          $ 2,140,104       $ 2,362,875
                                                                             ================   ================


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2003 and 2002
                                   (unaudited)

                                                                          2003                 2002
                                                                    ----------------     ----------------
Revenue:
       Investment services                                            $      173,798       $    1,646,026

Expenses:
       Investment services                                                   116,996            1,411,488
       General and administrative                                            387,886              482,626
       Depreciation and amortization                                         188,438               58,577
                                                                    ----------------     ----------------
                   Total expenses                                            693,320            1,952,691
                                                                    ----------------     ----------------

Operating loss                                                              (519,522)            (306,665)

Interest expense                                                             (36,084)              (7,877)
                                                                    ----------------     ----------------

Net loss                                                              $     (555,606)      $     (314,542)
                                                                    ================     ================


Basic and diluted net loss per share of common stock                  $       (0.06)       $       (0.05)
                                                                    ================     ================

Weighted average common shares outstanding                                 9,698,710            6,705,239
                                                                    ================     ================


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2003 and 2002
                                   (unaudited)

                                                                                  2003                 2002
                                                                            ---------------       --------------
Cash flows from operating activities:
    Net loss                                                                  $    (555,606)        $   (314,542)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Common stock issued for compensation, services and expenses                      -               30,494
         Depreciation and amortization                                              188,438               58,577
         Amortization of deferred financing fees                                      3,464                    -
         Amortization of debt discount                                                2,946                    -
         Amortization of intangible                                                   5,833                    -
         Change in assets and liabilities:
             (Increase) decrease in assets:
                 Accounts receivable                                                 (5,092)             159,270
                 Prepaid expenses and deposits                                       52,817               35,904
              Increase (decrease) in liabilities:
                Accounts payable                                                     49,427                    -
                Accrued expenses and other liabilities                               67,510                7,497
                                                                            ---------------       --------------
Net cash used in operating activities                                              (190,263)             (22,800)
                                                                            ---------------       --------------

Cash flows from investing activities:
    Purchase of equipment                                                                 -              (18,795)
    Capitalization of software development costs                                    (26,814)            (185,813)
                                                                            ---------------       --------------
Net cash used in investing activities                                               (26,814)            (204,608)
                                                                            ---------------       --------------

Cash flows from financing activities:
    Increase in bank overdraft                                                        6,327                    -
    Proceeds from sale of common stock                                                    -                  390
    Proceeds from sale of preferred stock                                                 -               65,000
    Preferred stock dividends paid                                                        -             (17,806)
    Payments on notes payable                                                        (7,375)             (22,003)
    Proceeds from notes payable                                                           -              200,000
    Advances from related parties                                                    95,000                    -
    Proceeds from convertible bonds                                                  65,000                    -
                                                                            ---------------       --------------
Net cash provided by financing activities                                           158,952              225,581
                                                                            ---------------       --------------

Net decrease in cash and cash equivalents                                           (58,125)              (1,827)
Cash and cash equivalents at beginning of period                                     64,278              261,761
                                                                            ---------------       --------------
Cash and cash equivalents at end of period                                    $       6,153         $    259,934
                                                                            ===============       ==============

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                    $           -         $      6,645
    Cash paid for income taxes                                                $           -         $          -

Supplemental Disclosure of Non-Cash Information:
    Preferred stock dividend accrued                                          $      17,560         $          -
    Preferred stock converted into convertible bonds                          $      85,000         $          -
    Common stock issued as dividends on preferred stock                       $           -         $      2,126
    Common stock issued for assets                                            $           -         $    300,000


          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Information

     The financial statements included herein have been prepared by Rushmore Financial Group, Inc. ("Company" or "RFGI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of and for the year ended December 31, 2002, included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2003, the Company had $3,178,287 in liabilities, and cash and accounts receivable of $43,061. Also, the Company had net losses from continuing operations of $2,203,896 in 2001, $3,131,636 in 2002, and $555,606 in the first quarter of 2003. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the use of borrowings and equity. Year to date, the Company raised $213,000 through a 12% Senior Secured Convertible Bond offering and other short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company will attempt to raise additional capital through the ongoing sales of the Bonds.

     The Company has undergone an extensive internal reorganization and reduction of staff related to its repositioning and new business level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to increase revenues since the release of the RushTrade software products. The Company is pursuing additional agreements to further increase revenue.

     RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002 new sales representatives have been hired to generate additional sales leads. Additionally, the Company is using Internet advertising to provide leads for the sales representatives. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. There can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

2.   Industry Segment Information

     The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities and RushTrade Securities offer broker/dealer services and their operations have been included in the Investment Services segment. Rushmore Insurance Service's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushTrade Software Services, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities; however the Company has not received any revenue to date. During the first quarter of 2002 the Company did not incur any expenses from this source since all cost related to this activity were being capitalized.

     The assets of the parent company, Rushmore Financial Group, Inc., are used to support the operations of the two primary operating divisions: RushTrade Software Services, the Company's financial technology development company and RushTrade Securities, the Company's direct access online broker/dealer. The expenses of the parent company are included in general and administrative expenses.

     This segment allocation reflects the Company's repositioning to a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

     The  following  summarizes  the  Company's   identifiable  assets,  capital
expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                         March 31,
                                            -----------------------------------
         Identifiable Assets                     2003                  2002
      ---------------------------           -------------         -------------
      Investment Services                   $     345,626         $   1,801,545
      Software Services                         1,723,458             1,923,059
      Corporate                                    71,020               739,170
                                            -------------         -------------
                Total                       $   2,140,104         $   4,483,774
                                            =============         =============

                                                 Three Months Ended March 31,
                                            -----------------------------------
         Capital Expenditures                    2003                  2002
      ---------------------------           -------------         -------------
      Investment Services                   $           -         $      12,217
      Software Services                            26,814               185,813
      Corporate                                         -                 6,578
                                            -------------         -------------
                Total                       $      26,814         $     204,608
                                            =============         =============

                                                 Three Months Ended March 31,
           Depreciation and                 -----------------------------------
             Amortization                        2003                  2002
      ---------------------------           -------------         -------------
      Investment Services                   $       9,782         $      36,904
      Software Services                           172,911                     -
      Corporate                                     5,745                21,673
                                            -------------         -------------
                Total                       $     188,438         $      58,577
                                            =============         =============

     The following summarizes the Company's industry segment operating data for the periods indicated:

                                                 Three Months Ended March 31,
                                            -----------------------------------
                Revenue                          2003                  2002
      ---------------------------           -------------         -------------
      Investment Services                   $     173,798         $   1,646,018
      Software Services                                 -                     -
      Corporate                                         -                     8
                                            -------------         -------------
                Total                       $     173,798         $   1,646,026
                                            =============         =============

                                                 Three Months Ended March 31,
                                            -----------------------------------
                Net Loss                         2003                  2002
      ---------------------------           -------------         -------------
      Investment Services                   $    (149,975)        $     (32,605)
      Software Services                          (172,911)                    -
      Corporate                                  (232,720)             (281,937)
                                            -------------         -------------
                Total                       $    (555,606)        $    (314,542)
                                            =============         =============

3.   Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of the RushTrade software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). During the first quarter of 2003, the Company capitalized $26,814 in cost versus $185,813 for the same period in 2002. As of March 31, 2003, the total of all capitalized software development costs was $2,242,191. Upon release of each of the RushTrade products or modules, additional costs related to that product or module, that do not represent significant improvements or modifications, are charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module are amortized by the greater of the revenue method or the straight-line method over a three-year period. For the three months ended March 31, 2003 and 2002, the Company amortized $172,911 and $0 of software costs, respectively, using an estimated useful life of three years. At March 31, 2003 and 2002, accumulated amortization of capitalized software development costs totaled $518,733 and $0, respectively.

4.   Reclassification

     Certain 2001 balances have been reclassified to conform to the 2002 presentation.

5.   Net Loss Per Share

     Loss per share applicable to common shareholders for the periods indicated are computed using the following information:

                                                   Three months ended March 31,
                                                  -----------------------------
                                                       2003            2002
                                                  -------------   -------------
     Net loss                                     $    (555,606)  $    (314,542)
     Dividends on preferred stock                        17,560          19,932
                                                  -------------   -------------
     Net loss applicable to common shareholders   $    (573,166)  $    (334,474)
                                                  =============   =============
     Net loss per share applicable to common
          shareholders                            $       (0.06)  $       (0.05)
                                                  =============   =============

6.   Intangibles

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which were to be referred or directed to RushTrade over six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the first quarter of 2003, 27 trader accounts were certified and accordingly $54,000 has been reclassified to intangible assets. In total as of March 31, 2003, 62 trader accounts have been certified and $124,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible the first quarter of 2003 was $5,833. At March 31, 2003, accumulated amortization of this intangible totaled $10,833. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but as of March 31, 2003 only 62 have been delivered and certified. OTA had originally projected training 50 traders per month but during the term of the agreement has only trained 20 or fewer traders per month. The Company has extended the agreement and expects OTA to fulfill the agreement by the end of 2003. Through September 30, 2002 the undelivered trader accounts were carried as a prepaid asset; however, since the agreement was to be fulfilled by the end of September 2002 and the accounts have been slower in converting to the RushTrade platform than was originally anticipated, the asset was reclassified as a contra equity account.

7.   Convertible Bonds

     During the first quarter of 2003, the Company issued five 12% Senior Secured Convertible Bonds ("convertible bonds") for proceeds of $65,000, and had $85,000 of preferred stock convert into convertible bonds. The convertible bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. In accordance with EITF 00-27, the Company determined that the conversion feature of these bonds is not beneficial.

8.   Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense in the quarters ended March 31, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have been increased as indicated below:


                                                                           Three Months
                                                                          Ended March 31,
                                                                  ------------------------------
                                                                      2003              2002
                                                                  ------------      ------------
              Net loss attributable to common stockholders,
                 as reported                                        $ (573,166)       $ (334,474)
              Add:  Stock-based employee compensation
                 expense included in reported net loss                       -                 -
              Deduct:  Stock-based employee compensation
                 expense determined under fair value based
                 method                                                 (1,915)          (13,012)
                                                                  ------------      ------------
              Pro forma net loss                                    $ (575,081)       $ (347,486)
                                                                  ============      ============

              Net loss per share
              As reported                                             $  (0.06)         $  (0.05)
                                                                  ============      ============
              Pro forma                                               $  (0.06)         $  (0.05)
                                                                  ============      ============


9.   Related Party Transactions

     During the first quarter of 2003, the Company received advances from related parties totaling $95,000. The Company expects to repay these advances in the second quarter of 2003. $60,000 of the advances were received from relatives of the Chief Executive Office and $35,000 were received from an entity controlled by a member of the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

     On February 24, 2003 the Company and Knobias Holdings, Inc., ("Knobias"), a real-time news and content technology development company, reached an agreement in principle to form a strategic alliance. During the first phase of the relationship, the parties entered into a Product and Services Exchange and Software License Agreements whereby Knobias agreed to supply RushTrade its "News, Research, Fundamental" and other data in exchange for RushTrade supplying Knobias with RushTrade's "Real Time Charts." To date, the first phase of the relationship has been successfully completed. Knobias news, research and fundamentals have been successfully integrated into both the Direct and Direct Pro products replacing three separate vendors that had been supplying various portions of the content.

     The second phase of the relationship is the formation of a Joint Venture to jointly build, offer and market a Knobias-RushTrade co-branded "top-line" product to serve the institutional marketplace. Both RushTrade and Knobias believe that this co-branded product would compete effectively in the institutional market.

2.   RushTrade(R)Direct Access Online Services Software Development

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

In addition, RushTrade Direct Pro features include:

     |X|  User defined alarms and screen alerts
     |X|  Most actives, top % gainers, top % decliners
     |X|  Streaming, real-time Level II Quotes
     |X|  Direct access trading utilizing DART(TM)
     |X|  Conditional Orders i.e.: Trailing Stops, Make Best, etc.
     |X|  Market Matrix(TM)stock screening tools
     |X| Powerful charting package including intra-day charts and studies |X| 3G Board View (Watch list)
     |X|  Real-time news available and fully customizable format
     |X|  A calendar of upcoming economic events including estimates
     |X|  A listing of several market indices with quotes

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

These market participants include:

     o    Nasdaq SuperMontage(TM) System
     o    New York Stock Exchange SuperDOT(TM) System
     o    American Stock Exchange SuperDOT(TM) System
     o    Archipelago/REDIBook ECN
     o    Instinet/Island ECN and others

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

     Knobias.com, LLC is a financial information service provider which creates, consolidates, maintains and delivers a complete database of historical and real-time information covering the U.S. equities market. New technologies have begun to erode the dominance previously enjoyed by a few large players. These giants have profited for years from a product offering of expensive, proprietary technology platforms. The Internet Age has helped many small providers who can more efficiently deliver financial tools and information.

     RushTrade and Knobias have combined their efforts to offer a co-branded RushTrade Direct Pro/Knobias Desk Top Product, which will provide to this $6-7 Billion industry a new-age platform that the Company believes is more efficient, complete, and extremely price competitive. As the industry consolidates vendors and costs, both RushTrade and Knobias believe that they are well positioned to quietly chip away market share form the few industry leaders through aggressive marketing, competitive pricing, flexible deployment, efficient delivery and creative consolidation.

Growth Strategy

     RFGI's growth plan involves several key components including online trader education programs, strategic alliances, target marketing and software licensing. RFGI expects to use its status as a public company and its stock as publicly traded "currency" to pursue strategic acquisitions that would bolster revenues and cash flow. This is somewhat hampered, at present, due to the Company's stock price

     RushTrade is pursuing two primary channels of distribution for its products and services: business-to-consumer (direct retail customers through its broker/dealer subsidiary, RushTrade Securities, Inc.) and business-to-business (licensing to other brokerage operations or institutional customers through its technology development subsidiary, RushTrade Software Services, Inc.).

     Strategic relationships with industry partners such as Online Trading Academy are designed to source and secure online trading customers that have received training, are the most active participants and generate more revenue per trader. Online Trading Academy is currently providing prime customers to RushTrade under an earlier announced agreement.

     RushTrade also owns the domain name and web site www.daytrade.com, which RushTrade plans to develop into a financial education site for online traders that prominently highlight the RushTrade brand and links to the www.rushtrade.com site. The www.daytrade.com site enhances RushTrade's web traffic and serves as an additional tool for generating awareness for the RushTrade brand and product lines.

     Since the release of the RushTrade products in August 2002, RushTrade Securities, Inc. has experienced substantial month over month increases in new accounts, shares traded volume and customer account assets.


     The number of RushTrade active trader/customer accounts and corresponding customer assets have grown as follows:

                                   Securities        Cash         Total         Margin           Total
         Accounts       Date         Value          Balance       Assets         Debt           Equity
        -------------------------------------------------------------------------------------------------
            95       9/30/2002    $ 1,492,474    $ 1,671,317   $ 3,163,790    $  (27,652)    $ 3,136,139
            140      12/31/2002     4,335,121      1,984,429     6,319,549      (318,152)      6,001,397
            190      1/31/2003      5,608,639      4,501,291    10,109,930      (829,355)      9,280,575
            225      2/28/2003     10,415,611      5,188,474    15,604,084    (1,426,446)     14,177,639
            301      3/31/2003     11,552,613      4,803,235    16,355,847    (1,169,472)     15,186,375
            421      4/30/2003     14,054,217      6,765,568    20,820,086    (1,468,478)     19,351,607


     The following table shows the activity level of the RushTrade Securities, Inc. customer base:

                                    Number          Number       Number of
                                   of Trades      of Shares     New Accounts
                                  -----------    -----------   --------------
                    January          3,414        3,596,532          50
                    February         3,851        3,583,894          37
                    March            4,521        3,039,325          76
                    April            7,019        4,242,451          120

3.   Results of Operations

Three Months Ended March 31, 2003 and 2002:

Revenues

The following table sets forth the components of the Company's revenues for the periods indicated:

                                                  Three Months Ended March 31,
                                               --------------------------------
                      Revenue                       2003               2002
             ---------------------------       -------------      -------------
             Investment Services               $     173,798      $   1,646,018
             Software Services                             -                  -
             Corporate                                     -                  8
                                               -------------      -------------
                       Total                   $     173,798      $   1,646,026
                                               =============      =============

     Total revenue for the first quarter decreased $1,472,228, or 90%, from 2002 to 2003. This decrease reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

     Investment Services revenue decreased $1,472,220, or 89%, from 2002 to 2003. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on the continued development and launch of its RushTrade direct access on-line trading system. Overall market conditions also contributed to the overall decline in the Investment Services revenue.

     RushTrade Software Services, Inc., the Company's financial technology development subsidiary, plans to offer licensing of the RushTrade direct access software and other arrangements and is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities, however the Company has not received any revenue from this source.

     Corporate revenue decreased primarily due to the decrease in interest income from 2003 to 2002, as interest-earning assets such as investments and notes receivable decreased.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:


                                                  Three Months Ended March 31,
                                               --------------------------------
                      Expense                       2003               2002
             ---------------------------       -------------      -------------
             Investment Services               $     333,426      $   1,678,623
             Software Services                       172,911                  -
             Corporate                               186,983            274,068
                                               -------------      -------------
                       Total                   $     693,320      $   1,952,691
                                               =============      =============

     Total expenses decreased $1,259,371 or 65%, from 2002 to 2003. Investment Services expenses decreased 80%, or $1,345,197 and Corporate expenses decreased 32%, or $87,085. Software Services expenses increased $172,911. In 2002 all Software Services expenses were being capitalized.

     Investment Services expenses decreased $1,345,197, or 80%, from 2002 to 2003. This decrease is primarily due to a reduction in commissions paid to independent sales representatives and reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

     Software Services has ongoing development activity on the software to enhance its use to outside entities; however the Company has not received any revenue from this source.

     Corporate expenses decreased $87,085, or 32%, from 2002 to 2003, with the primary reason being the reduction of the infrastructure necessary to support the retail brokerage operations. Supporting the retail representatives required several support personnel. As the retail activity was lessened, the Company was able to release or redeploy the personnel to other activities along with other assets devoted to supporting the representatives.

Net loss

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

                                                  Three Months Ended March 31,
                                               --------------------------------
                      Net Loss                      2003               2002
             ---------------------------       -------------      -------------
             Investment Services               $    (149,975)     $     (32,605)
             Software Services                      (172,911)                 -
             Corporate                              (232,720)          (281,937)
                                               -------------      -------------
                       Total                   $    (555,606)     $    (314,542)
                                               =============      =============

     Operating losses increased $241,064, or 77%, from 2002 to 2003. The loss from Investment Services increased from $32,605 to $149,975 or 360% from 2002 to 2003. This in part is a reflection of the lower level of business activity due to the Company's repositioning. Corporate operating losses decreased from $281,937 to $232,720. The decrease in Corporate operating loss is in part due to the Company's costs saving initiatives and in part due to the reduction in business activity and the requirements of managing a smaller level of business activity.

Liquidity

    Cash Flows from Operating Activities - The Company had a loss from continuing operations of $555,606 for the quarter ended March 31, 2003. This amount was adjusted for non-cash expenses totaling $200,681. Cash flows from operating activities decreased by an increase in receivables of $5,092 offset by a decrease in prepaids and deposits of $52,817 and an increase in accounts payable and accrued expenses of $116,937; thus yielding a net cash flow used by operating activities of $190,263. The Company had a loss from continuing operations of $314,542 for the quarter ended March 31, 2002. This amount was adjusted for non-cash expenses totaling $89,071. Cash flows from operating activities were increased by a decrease in receivables of $159,270 and by various other cash flow adjustments aggregating a net source of cash of $43,401; thus yielding a net cash flow used by operating activities of $22,800.

    Cash Flows From Investing Activities - Cash flow used by investing activities during the quarter ended March 31, 2003 was $26,814, due to capitalizing $26,814 in development costs related to the RushTrade direct access software Penson Back Office Tool. Cash flow used by investing activities during the quarter ended March 31, 2002 was $204,608, due to capitalizing $185,813 in development costs related to the RushTrade direct access software and purchasing various fixed assets for $18,795.

    Cash Flows from Financing Activities - During the quarter ended March 31, 2003, the Company raised $65,000 from the sale of 12% Senior Secured Convertible Bonds and had advances from related parties totaling $95,000. The Company also had an increase in its bank overdraft of $6,327 during the first quarter of 2003. These increases were off set by repayments of notes payable totaling $7,375. During the quarter ended March 31, 2002, the Company raised $65,390 from the sale of common and preferred stock and $200,000 from borrowings. The Company paid $22,003 as payments on notes payable and $19,932 as preferred stock dividends.

     The Company's cash and cash equivalents available for operations at March 31, 2003 were $6,153, and the Company's liabilities exceeded its cash and receivables by $3,135,226. The Company's requirements for normal cash expenditures, as well as costs for the further development of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2003, the Company had $3,178,287 in liabilities, and cash and accounts receivable of $43,061. Also, the Company had net losses from continuing operations of $2,203,896 in 2001, $3,131,636 in 2002, and $555,606 in the first quarter of 2003. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the use of borrowings and equity. Year to date, the Company raised $213,000 through a 12% Senior Secured Convertible Bond offering and short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. At March 31, 2003 the Company has outstanding bonds of $690,000 and will attempt to raise additional capital through the ongoing sales of the Bonds.

     The Company has outstanding convertible notes payable totaling $485,000 at March 31, 2003. Of this $300,000 bear interest at 9%, are due April 1, 2005, and are unsecured. $185,000 of the convertible notes payable are currently due, convertible into the 12% Senior Secured Convertible Bond, and bear interest at 7%. The Company also has outstanding notes payable of $45,025. Of this $18,675 is currently due and $26,350 is a capital lease with a final payment in July 2004. Additionally, during the first quarter of 2003, the Company was advanced $95,000 from related parties. These advances are non interest bearing and do not have a stated maturity date.

     The Company anticipates that it will need approximately $500,000 to $800,000 to fund operations and repay maturing debt during the next 12 months.

     The Company has undergone an extensive internal reorganization and reduction of staff related to its repositioning and new business level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to increase revenues since the release of the RushTrade software products. The Company is pursuing additional agreements to further increase revenue.

     RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002 new sales representatives have been hired to generate additional sales leads. Additionally, the Company is using Internet advertising to provide leads for the sales representatives, at an average cost of less than $100 per new account. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. There can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

Forward-looking statements

        Certain statements contained in this 10-QSB Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: our ability to achieve profitable operations and to maintain sufficient cash to operate our business and meet our liquidity requirements; our ability to obtain financing, if required, on terms acceptable to us, if at all; the success of our research and development; competitive developments affecting our current products; our ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; our ability to protect our intellectual property; governmental laws and regulations affecting operations; our ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this 10-QSB. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K

a.   Exhibits.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K.

On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrants independent public accountants.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Rushmore Financial Group, Inc.

Dated: May 15, 2003                 By /s/ Dewey M. Moore, Jr.
                                    ----------------------------------
                                    Dewey M. Moore, Jr.
                                    Chief Executive Officer

Dated: May 15, 2003                 By /s/ Randy Rutledge
                                    ----------------------------------
                                    Randy Rutledge
                                    Chief Financial Officer

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

          Date: May 15, 2003


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

          Date: May 15, 2003


                                                   /s/ Randy Rutledge
                                                   -----------------------
                                                   Randy Rutledge
                                                   Chief Financial Officer