Form 10QSB
period 2003-06-30
RUSHMORE FINANCIAL GROUP INC
filed 2003-08-14
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
         ---------------------------------------------------------------
                                  972-450-6000
         ---------------------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2003: 9,844,959 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ___ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                           June 30,      December 31,
                                ASSETS                                       2003            2002
                                                                         ------------    ------------
Cash and cash equivalents                                                $      2,781    $     64,278
Accounts receivable                                                            17,295          31,816
Prepaid expenses and deposits                                                 113,494         164,847
Capitalized software development costs, at cost, net of accumulated
     amortization                                                           1,578,657       1,869,555
Property and equipment, net of accumulated depreciation                       102,848         133,893
Intangibles, net                                                              136,834          65,000
Deferred financing fees, net                                                   26,558          33,486
                                                                         ------------    ------------
          Total assets                                                   $  1,978,467    $  2,362,875
                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
     Bank overdraft                                                      $     43,386    $     37,750
     Accounts payable                                                         854,231         757,134
     Accrued expenses and other liabilities                                   865,843         620,166
     Liabilities acquired in 2001 acquisition                                 332,098         332,098
     Advances from related parties                                             95,000            --
     Notes payable                                                             40,794          52,400
     Convertible notes payable (including $302,630 and $298,252 due to related parties at June 30, 2003 (unaudited) and December
          31, 2002, respectively), net of unamortized debt discount of
          $21,764 and $27,656 at June 30, 2003 (unaudited) and
          December 31, 2002, respectively                                     463,236         457,344
     Convertible bonds payable (including $310,000 and $300,000 due to related parties at June 30, 2003 (unaudited) and December
          31, 2002, respectively)                                             858,000         540,000
                                                                         ------------    ------------
          Total liabilities                                                 3,552,588       2,796,892
                                                                         ------------    ------------

Shareholders' deficit:
     Preferred stock - cumulative; $10 par value; 14,063 shares issued
          and outstanding                                                     140,630         140,630
     Preferred stock - convertible cumulative; $10 par value;
          55,480 and 63,980 shares issued and outstanding at June 30,
          2003 (unaudited) and December 31, 2002, respectively                554,800         639,800
     Common stock - $0.01 par value; 10,000,000 shares authorized;
          9,895,588 shares issued                                              98,956          98,956
     Common stock subscriptions receivable                                     (3,277)         (3,277)
     Common stock issued for assets not yet received                         (142,000)       (230,000)
     Additional paid in capital                                            12,316,942      12,419,638
     Treasury stock, at cost - 50,628 and 196,878 shares issued at
     June 30, 2003 (unaudited) and December 31, 2002, respectively            (31,001)       (120,652)
     Accumulated deficit                                                  (14,509,171)    (13,379,112)
                                                                         ------------    ------------
          Total shareholders' deficit                                      (1,574,121)       (434,017)
                                                                         ------------    ------------
          Total liabilities and shareholders' deficit                    $  1,978,467    $  2,362,875
                                                                         ============    ============


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              For the Three Months           For the Six Months
                                                 Ended June 30,                Ended June 30,
                                          --------------------------    --------------------------
                                              2003           2002           2003           2002
                                          -----------    -----------    -----------    -----------
 Revenue:
        Investment services               $   274,405    $ 1,610,722    $   448,203    $ 3,256,748


 Expenses:
        Investment services                   372,037      1,314,742        459,271      2,726,230
        General and administrative            232,882        863,732        635,341      1,346,358
        Depreciation and amortization         205,172         58,553        405,853        117,130
                                          -----------    -----------    -----------    -----------
                     Total expenses           810,091      2,237,027      1,500,465      4,189,718
                                          -----------    -----------    -----------    -----------


 Operating loss                              (535,686)      (626,305)    (1,052,262)      (932,970)

Other expense:
        Write off of impaired goodwill           --        1,042,028           --        1,042,028
        Interest expense                       38,767         15,593         77,797         23,470
                                          -----------    -----------    -----------    -----------

 Net loss                                 $  (574,453)   $(1,683,926)   $(1,130,059)   $(1,998,468)
                                          ===========    ===========    ===========    ===========


Basic and diluted net loss per share of
     common stock                         $     (0.06)   $     (0.22)   $     (0.12)   $     (0.28)
                                          ===========    ===========    ===========    ===========

Weighted average common shares
     outstanding                            9,799,176      7,901,684      9,749,220      7,306,766
                                          ===========    ===========    ===========    ===========



           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2003 and 2002
                                   (unaudited)

                                                                      2003           2002
                                                                  -----------    -----------
Cash flows from operating activities:
    Net loss                                                      $(1,130,059)   $(1,998,468)
    Adjustments to reconcile net loss to net cash used in
    operating activities:

         Common stock issued for compensation, services and
              expenses                                                 20,162         31,335
         Fair value of common stock options issued for services          --          167,491
         Write off of impaired goodwill                                  --        1,042,028
         Depreciation and amortization                                405,853        117,130
         Change in assets and liabilities:
             (Increase) decrease in assets:
                 Accounts receivable                                   14,521        168,009
                 Prepaid expenses and deposits                         51,353         39,853
              Increase (decrease) in liabilities:
                Accounts payable                                       97,097        104,678
                Accrued expenses and other liabilities                212,470         91,339
                                                                  -----------    -----------
Net cash used in operating activities                                (328,603)      (236,605)
                                                                  -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                                --          (20,900)
    Capitalization of software development costs                      (54,924)      (337,160)
                                                                  -----------    -----------
Net cash used in investing activities                                 (54,924)      (358,060)
                                                                  -----------    -----------

Cash flows from financing activities:
    Increase in bank overdraft                                          5,636          3,857
    Proceeds from sale of common stock                                   --              390
    Proceeds from sale of preferred stock                                --          100,000
    Preferred stock dividends paid                                       --          (38,184)
    Payments on notes payable                                         (11,606)       (33,160)
    Proceeds from notes payable                                          --          300,000
    Advances from related parties                                      95,000           --
    Proceeds from convertible bonds (including $10,000 from a
        related party)                                                233,000           --
                                                                  -----------    -----------
Net cash provided by financing activities                             322,030        332,903
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                             (61,497)      (261,762)
Cash and cash equivalents at beginning of period                       64,278        261,762
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $     2,781    $      --
                                                                  ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                        $      --      $    (6,645)
    Cash paid for income taxes                                    $      --      $      --

Supplemental Disclosure of Non-Cash Information:
    Warrants issued in connection with obtaining debt financing   $      --      $    41,569
    Preferred stock dividend accrued                              $    33,207    $      --
    Preferred stock converted into convertible bonds              $    85,000    $      --
    Common stock issued as dividends on preferred stock           $      --      $     2,126
    Common stock issued for assets not yet received               $      --      $   300,000
    Receipt of asset purchased with common stock                  $    88,000    $      --



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

     Rushmore Financial Group, Inc., dba RushTrade(R) Group ("RFGI", "RushTrade" or "the Company") is a real-time technology development company, direct-access online brokerage firm and holding company. The Company, a Texas corporation, was formed in September 1990 and commenced operations in March 1991.

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

     In 2000, RushTrade launched a $5 million proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than two years of development and successful beta testing the Company introduced its direct access technology platform in August 2002 under its RushTrade(R) brand. Currently, management expects to continue ramping up revenues of RushTrade with that business unit becoming the Company's primary source of revenue and profit.

     As part of the Company's repositioning as a real time financial technology development and direct access online financial services company, the board of directors has approved a name change to RushTrade Group, Inc., which is expected to become effective upon shareholder approval at the next annual meeting of shareholders.

     The Company's common stock began trading on the Nasdaq SmallCap Market under the symbol "RFGI" following Rushmore's initial public offering in April 1998. On August 23, 2002 its stock moved to the Nasdaq OTC Bulletin Board.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2003, the Company had $3,552,588 in liabilities, and cash and accounts receivable of $20,076. Also, the Company incurred net losses from continuing operations of $2,203,896 in 2001, $3,131,636 in 2002, and $1,130,059 in the first six months of 2003.
Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the use of borrowings and equity. Year to date, the Company raised $318,000 through a 12% Senior Secured Convertible Bond offering and other short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company will attempt to raise additional capital through the ongoing sales of the bonds.

     The Company has undergone an extensive internal reorganization and reduction of staff related to its repositioning and new business level of activity and has implemented additional steps to more closely monitor expenses. Additional marketing efforts are being implemented to increase revenues since the release of the RushTrade software products. Pending the release of the RushTrade Back Office Tool, the Company will pursue licensing agreements with other broker/dealers and institutions which is expected to produce a new revenue stream which will further increase revenue.

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

3.   Industry Segment Information

     The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities and RushTrade Securities offer broker/dealer services and their operations have been included in the Investment Services segment. Rushmore Insurance Service's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushTrade Software Services, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has not received any revenue to date related to the Software Services segment. During the first six months of 2002 the Company did not incur any expenses from this source since all costs related to this activity were being capitalized.

     The assets of the parent company, Rushmore Financial Group, Inc., are used to support the operations of the two primary operating divisions: RushTrade Software Services, the Company's financial technology development company and RushTrade Securities, the Company's direct access online broker/dealer. The expenses of the parent company are included in general and administrative expenses.

     This segment allocation reflects the Company's repositioning to a direct access online financial services and a real time financial technology development company from a more traditional financial services holding company with traditional insurance and broker/dealer services.


     The  following  summarizes  the  Company's   identifiable  assets,  capital
expenditures  and  depreciation  and  amortization by industry segment as of the dates indicated:

                                                     June 30,
                                           ---------------------------
                  Identifiable Assets          2003           2002
               -------------------------   ------------   ------------
               Investment Services         $    336,754   $    943,763
               Software Services              1,578,657      2,076,417
               Corporate                         63,056        287,540
                                           ------------   ------------
                         Total             $  1,978,467   $  3,307,720
                                           ============   ============

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------   ---------------------------
        Capital Expenditures          2003           2002           2003           2002
     --------------------------   ------------   ------------   ------------   ------------
     Investment Services          $       --     $      2,105   $       --     $     14,322
     Software Services                  28,110        151,347         54,924        337,160
     Corporate                            --             --             --            6,578
                                  ------------   ------------   ------------   ------------
               Total              $     28,110   $    153,452   $     54,924   $    358,060
                                  ============   ============   ============   ============

                                  Three Months Ended June 30,    Six Months Ended June 30,
         Depreciation and         ---------------------------   ---------------------------
           Amortization               2003           2002           2003           2002
     --------------------------   ------------   ------------   ------------   ------------
     Investment Services          $      8,823   $     35,983   $     18,605   $     72,887
     Software Services                 172,911           --          345,822           --
     Corporate                          23,438         22,570         41,426         44,243
                                  ------------   ------------   ------------   ------------
               Total              $    205,172   $     58,553   $    405,853   $    117,130
                                  ============   ============   ============   ============

     The following summarizes the Company's industry segment operating data for the periods indicated:

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------   ---------------------------
               Revenue                2003           2002           2003           2002
     --------------------------   ------------   ------------   ------------   ------------
     Investment Services          $    264,389   $  1,610,722   $    438,187   $  3,256,748
     Software Services                    --             --             --             --
     Corporate                          10,016           --           10,016           --
                                  ------------   ------------   ------------   ------------
               Total              $    274,405   $  1,610,722   $    448,203   $  3,256,748
                                  ============   ============   ============   ============

                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------   ---------------------------
               Expense                2003           2002           2003           2002
     --------------------------   ------------   ------------   ------------   ------------
     Investment Services          $    372,037   $  1,634,581   $    763,468   $  3,293,381
     Software Services                 172,911           --          351,655           --
     Corporate                         303,910      1,660,067        463,139      1,961,835
                                  ------------   ------------   ------------   ------------
               Total              $    848,858   $  3,294,648   $  1,578,262   $  5,255,216
                                  ============   ============   ============   ============


                                  Three Months Ended June 30,    Six Months Ended June 30,
                                  ---------------------------   ---------------------------
               Net Loss               2003           2002           2003           2002
     --------------------------   ------------   ------------   ------------   ------------
     Investment Services          $   (107,648)  $    (23,859)  $   (325,281)  $    (36,633)
     Software Services                (172,911)          --         (351,655)          --
     Corporate                        (293,894)    (1,660,067)      (453,123)    (1,961,835)
                                  ------------   ------------   ------------   ------------
               Total              $   (574,453)  $ (1,683,926)  $ (1,130,059)  $ (1,998,468)
                                  ============   ============   ============   ============



4.   Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of the RushTrade software products in accordance with Statement of Financial
Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be
Sold, Leased or Otherwise  Marketed" ("SFAS 86"). During the first six months of
2003, the Company capitalized $54,924 in cost versus $337,160 for the same period in 2002. As of June 30, 2003, the total of all capitalized software development costs was $2,270,301. Upon release of each of the RushTrade products or modules, additional costs related to that product or module, that do not represent significant improvements or modifications, are charged to operating expenses instead of being capitalized. Additionally, all presently capitalized costs relating to a released product or module are amortized by the greater of the revenue method or the straight-line method over a three-year period. For the six months ended June 30, 2003 and 2002, the Company amortized $345,822 and $0 of software costs, respectively, using an estimated useful life of three years.
At June 30, 2003 and 2002, accumulated amortization of capitalized software development costs totaled $691,644 and $0, respectively.

5.   Reclassifications

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

6.   Net Loss Per Share

     Basic and diluted loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the year. Stock options to purchase common stock outstanding for the three and six months ended June 30, 2003 and 2002 were not included in the computation of diluted loss per share because they were antidilutive.

     Loss per share applicable to common shareholders for the periods indicated are computed using the following information:

                                  Three months ended June 30,    Six months ended June 30,
                                  ---------------------------   ---------------------------
                                      2003           2002           2003           2002
                                  ------------   ------------   ------------   ------------
Net loss                          $   (574,453)  $ (1,683,926)  $ (1,130,059)  $ (1,998,468)
Dividends on preferred
     stock                             (15,647)       (18,252)       (33,207)       (40,310)
                                  ------------   ------------   ------------   ------------
Net loss applicable to
     common shareholders          $   (590,100)  $ (1,702,178)  $ (1,163,266)  $ (2,038,778)
                                  ============   ============   ============   ============
Net loss per share applicable
     to common shareholders       $      (0.06)  $      (0.22)  $      (0.12)  $      (0.28)
                                  ============   ============   ============   ============


7.   Intangibles

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which were to be referred or directed to RushTrade over six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the six months ended June 30, 2003, 44 trader accounts were certified and accordingly $88,000 has been reclassified to intangible assets. In total as of June 30, 2003, 79 trader accounts have been certified and $158,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the six months ended June 30, 2003, was $16,166. At June 30, 2003, accumulated amortization of this intangible totaled $21,166. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but as of June 30, 2003 only 79 have been delivered and certified. OTA had originally projected training 50 traders per month but during the term of the agreement has only trained 20 or fewer traders per month. The Company has extended the agreement and expects OTA to fulfill the agreement by the end of 2003. Through September 30, 2002 the undelivered trader accounts were carried as a prepaid asset; however, since the agreement was to be fulfilled by the end of September 2002 and the accounts have been slower in converting to the RushTrade platform than was originally anticipated, the asset was reclassified as a contra equity account.


8.   Convertible Bonds

     During the six months ended June 30, 2003,  the Company  issued fifteen 12%
Senior Secured Convertible Bonds ("convertible bonds") for proceeds of $233,000, and had $85,000 of preferred stock convert into convertible bonds. The convertible bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The
Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. In accordance with EITF
00-27, the Company determined that the conversion feature of these bonds is not beneficial.

9.   Convertible Notes Payable

     The Company has $185,000 in unsecured notes payable, convertible into the 12% Senior Secured Convertible Bonds, to a related party that are currently due.
These notes are payable on demand, but the Company expects conversion or restructure.

10.  Stock-Based Compensation

     The Company accounts for its stock-based  employee  compensation plan using the intrinsic  value-based  method  prescribed by  Accounting  Principles  Board
Opinion  No.  25,  "Accounting  for Stock  Issued  to  Employees,"  and  related interpretations.  As such, compensation expense is recorded on the date of grant to the extent the  current  market  price of the  underlying  stock  exceeds the option  exercise  price.  The  Company did not record any  compensation  expense related  to the  issuance  of stock  options to  employees  for the three or six months  ended June 30, 2003 and 2002.  Had the Company  determined  compensation based on the fair value at the grant date for its stock options under  Statement of Financial  Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based
Compensation,"  as  amended  by  SFAS  No.  148,   "Accounting  for  Stock-Based
Compensation  - Transition  and  Disclosure,"  net loss  attributable  to common stockholders and loss per share would have been increased as indicated below:

                                                           Three Months                  Six Months
                                                          Ended June 30,                Ended June 30,
                                                   ---------------------------   ---------------------------
                                                       2003           2002           2003           2002
                                                   ------------   ------------   ------------   ------------
   Net loss attributable to common stockholders,
      as reported                                  $   (590,100)  $ (1,702,178)  $ (1,163,266)  $ (2,038,778)
   Add:  Stock-based employee compensation
      expense included in reported net loss                --             --             --             --
   Deduct:  Stock-based employee compensation
      expense determined under fair value based
      method                                               --          (13,012)          --          (26,024)
                                                   ------------   ------------   ------------   ------------
   Pro forma net loss                              $   (590,100)  $ (1,715,190)  $ (1,163,266)  $ (2,064,802)
                                                   ============   ============   ============   ============

   Net loss per share
   As reported                                     $      (0.06)  $      (0.22)  $      (0.12)  $      (0.28)
                                                   ============   ============   ============   ============
   Pro forma                                       $      (0.06)  $      (0.22)  $      (0.12)  $      (0.28)
                                                   ============   ============   ============   ============


11.  Related Party Transactions

     During the first quarter of 2003, the Company received advances from related parties totaling $95,000. The Company expects to repay these advances later in 2003. The advances are non-interest bearing and unsecured. $60,000 of the advances was received from relatives of the Chief Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors.

     During the second quarter of 2003, the Company issued convertible bonds to a relative of the Chief Executive Officer totaling $10,000.

12.  Shareholders' Deficit

     During the current quarter the Company issued 146,250 (valued at $20,162) shares of common stock to employees as additional compensation. Theses shares were issued from treasury stock held by the Company.

     During the six months ended June 30, 2003, the Company granted 1,260,000 options to employees and directors. Theses options have an exercise price of $0.15, a term of 5 years and vest 50% after six months and 50% after one year.

13.  Payroll Tax Obligation

     The Company has an estimated federal and state payroll tax obligation of $179,240 at June 30, 2003. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation in addition to an estimated accrual for interest and penalties. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

2.   RushTrade Direct Access Online Services Software Development

     RushTrade offers two distinct and proprietary products to meet the needs of active online investors, semi-professional traders and portfolio managers:
RushTrade Direct, a Level I browser-based product and RushTrade Direct Pro, a Level II software-based product.

     Both RushTrade Direct and RushTrade Direct Pro provide customers or other users and licensees of the RushTrade software with real-time quotes and charts, fast and reliable access to multiple exchanges, ECNs or market maker participants and other advanced decision support and portfolio management tools.

     Using the RushTrade products, customers/users purchasing or selling shares of stock receive the best possible price because orders are sent directly to the particular Exchange or Electronic Communications Network (ECN) offering the best price on any particular stock at any given time. In contrast, most traditional on-line brokerage firms process customer orders through browser-based software that routes the order through the firm's trading desk or to third-party wholesalers with "payment for order flow" arrangements that normally inhibit the customers' price, speed and quality of execution.

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

     RushTrade Direct Pro meets the requirements of more sophisticated online investors, semi-professional traders and portfolio managers by providing the latest trading technologies and services available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II stock quotes, news, charts, research and RushTrade's proprietary Direct Access Routing Technology (DART(TM)). RushTrade Direct Pro clients have access to the same customer service support that RushTrade Direct users receive.

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

In addition, RushTrade Direct Pro features include:

     o    User defined alarms and screen alerts
     o    Most actives, top % gainers, top % decliners
     o    Streaming, real-time Level II Quotes
     o    Direct access trading utilizing DART(TM)
     o Conditional Orders i.e.: Trailing Stops, Make Best, Reserve, Discression, etc.
     o    Market  Matrix(TM) stock screening tools
     o    Powerful  charting package including  intra-day  charts  and  studies
     o    3G Board View  (Watch  list)
     o    Real-time news available option and fully customizable  format
     o    A calendar of upcoming  economic  events  including  estimates
     o    A listing of several market indices with quotes

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

Market Opportunity

     Online trading remains a dynamic force in today's financial markets representing nearly one-third of total trading volume on the New York Stock Exchange and Nasdaq. According to Bear Stearns & Co. Inc., there were over 20.5 million online retail trading accounts in the United States at the beginning of 2003, up 8% from 19 million in 2002 which was up from 17.4 million, an increase of 20% from 2001. "Semi-professionals" accounted for 83% of this trading volume.

     Many industry experts expect "direct-access to become an increasingly large part of trading operations and hedge funds in the US and abroad and continue to dominate retail day trading with order volumes to steadily increase the next few years, from over 300 million in 2002 to 400 million in 2003 to approximately 500 million in 2005," according to the December 2002 issue of Active Trader Magazine. The Company believes it has a superior, low cost product offering to very receptive markets in both retail direct access online space and the institutional market.

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

     A strategic partner of the Company, Knobias.com, LLC is a financial information service provider which creates, consolidates, maintains and delivers a complete database of historical and real-time information covering the U.S. equities market. New technologies have begun to erode the dominance previously enjoyed by a few large players. These giants have profited for years from a product offering of expensive, proprietary technology platforms. The Internet Age has helped many small providers who can more efficiently deliver financial tools and information.

     RushTrade and Knobias have combined their efforts to offer a co-branded RushTrade Direct Pro/Knobias Desk Top Product, which will provide to this $14 billion industry a new-age platform that the Company believes is more efficient, complete, and extremely price competitive. As the industry consolidates vendors and costs, both RushTrade and Knobias believe that they are well positioned to quietly chip away market share form the few industry leaders through aggressive marketing, competitive pricing, flexible deployment, efficient delivery and creative consolidation.

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

     RushTrade is executing a low cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that is producing outstanding results. RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic with as many as 750,000 hits per month. RushTrade believes that it can position itself as a low cost leader in the retail direct access "space" as it prepares to launch the co-branded RushTrade Direct Pro/Knobias Desk Top Product in the Institutional marketplace.

     Since the release of the RushTrade products in August 2002, RushTrade Securities, Inc. has experienced substantial month over month increases in new accounts, shares traded volume and customer account assets.


     The number of RushTrade active trader/customer accounts and corresponding customer assets have grown as follows:

                                    Securities       Cash         Total        Margin         Total
           Accounts     Date          Value         Balance       Assets        Debt          Equity
         ---------------------------------------------------------------------------------------------
             95       9/30/2002    $ 1,492,474   $ 1,671,317   $ 3,163,790   $  (27,652)   $ 3,136,139
             140     12/31/2002      4,335,121     1,984,429     6,319,549     (318,152)     6,001,397
             190      1/31/2003      5,608,639     4,501,291    10,109,930     (829,355)     9,280,575
             225      2/28/2003     10,415,611     5,188,474    15,604,084   (1,426,446)    14,177,639
             301      3/31/2003     11,552,613     4,803,235    16,355,847   (1,169,472)    15,186,375
             421      4/30/2003     14,054,217     6,765,568    20,820,086   (1,468,478)    19,351,607
             522      5/31/2003     15,434,623     8,304,606    23,739,229   (1,799,998)    21,939,231
             636      6/30/2003     18,794,159     9,141,242    27,935,402   (2,598,923)    25,336,479
             751      7/31/2003     20,419,951     9,993,480    30,413,430   (2,701,092)    27,712,338


     The following table shows the activity level for 2003 of the RushTrade Securities, Inc. customer base:

                                Number         Number        Number of
                              of Trades       of Shares     New Accounts
                             -----------    ------------   --------------
               January           3,414        3,596,532          50
               February          3,851        3,583,894          37
               March             4,521        3,039,325          76
               April             7,019        4,242,451         120
               May               8,178       10,029,062         101
               June             11,054        8,772,640         114
               July             10,839       11,632,790         115

3.   Results of Continuing Operations

Three Months Ended June 30, 2003 and 2002

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                              Three Months Ended June 30,
                                              ---------------------------
                            Revenue               2003           2002
                   -----------------------    ------------   ------------
                   Investment Services        $    264,389   $  1,610,722
                   Software Services                  --             --
                   Corporate                        10,016           --
                                              ------------   ------------
                             Total            $    274,405   $  1,610,722
                                              ============   ============

     Total revenue for the second quarter decreased $1,336,317, or 83%, from 2002 to 2003. This decrease reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a traditional financial services holding company with traditional insurance and broker/dealer services. The June 2002 sale and transfer of assets to Empire Holdings is a significant cause for the decrease in revenue.

     Investment Services revenue decreased $1,346,333, or 84%, from 2002 to 2003. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on the continued development and launch of its RushTrade direct access on-line trading system. Overall market conditions may have also contributed to the overall decline in the Investment Services revenue.

     RushTrade Software Services, Inc., the Company's financial technology development subsidiary, plans to offer licensing of the RushTrade direct access software and other arrangements and is expected to become a significant stream of revenue for the Company in the future. There is an ongoing development initiative on the software to enhance its use to outside entities, however the Company has not received any revenue from this source. The Company expects to be able to market the software to other entities later in 2003.

     Corporate revenue increased from 2002 to 2003 primarily due to the sale of the URL www.gro.com for $10,000. This was a one-time event and the Company does not expect this to be repeated.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                              Three Months Ended June 30,
                                              ---------------------------
                           Expense                 2003           2002
                   -----------------------    ------------   ------------
                   Investment Services        $    372,037   $  1,634,581
                   Software Services               172,911           --
                   Corporate                       303,910      1,660,067
                                              ------------   ------------
                             Total            $    848,858   $  3,294,648
                                              ============   ============

     Total expenses decreased $2,445,790 or 74%, from 2002 to 2003. Investment Services expenses decreased 77%, or $1,262,544 and Corporate expenses decreased 82%, or $1,356,157. Software Services expenses increased $172,911. In 2002 the Company had not begun to amortize the capitalized software development costs.

     Investment Services expenses decreased $1,262,544, or 77%, from 2002 to 2003. This decrease is primarily due to a reduction in commissions paid to independent sales representatives and reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

     Software Services has ongoing development activity on the software to enhance its use to outside entities; however the Company has not received any revenue from this source

     Corporate expenses decreased $1,356,157, or 82%, from 2002 to 2003, with the primary reason being the reduction of the infrastructure necessary to support the retail brokerage operations. Supporting the retail representatives required several support personnel. As the retail activity was lessened, the Company was able to release or redeploy the personnel to other activities along with other assets devoted to supporting the representatives.

      During June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of Rushmore Securities Corporation. Remaining goodwill associated with this business totaled $1,253,933 at the time of the sale. The transaction was completed on August 9, 2002 with the transfer of $79,463 from Empire to the Company. The total consideration for the sale of these assets was to be 25% of the gross revenues generated by these assets for a 12-month period estimated at $211,905. As a result of this transaction, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state goodwill at its estimated net realizable value of $211,905, which represents the total expected amounts to be received in connection with the sale. Empire failed to make the required remaining payments and thus Company wrote off the remaining goodwill totaling $132,441, which was considered to be impaired.

Net loss

     The following table sets forth the components of the Company's net loss for the periods indicated:

                                              Three Months Ended June 30,
                                              ---------------------------
                          Net Loss                2003           2002
                   -----------------------    ------------   ------------
                   Investment Services        $   (107,648)  $    (23,859)
                   Software Services              (172,911)          --
                   Corporate                      (293,894)    (1,660,067)
                                              ------------   ------------
                             Total            $   (574,453)  $ (1,683,926)
                                              ============   ============

     Net losses decreased $1,109,473, or 66%, from 2002 to 2003. The loss from Investment Services increased from $23,859 to $107,648 or 351% from 2002 to 2003. This in part is a reflection of the lower level of business activity due to the Company's repositioning. Corporate operating losses decreased from $1,660,067 to $293,894. The loss from Software Services increased from $0 to $172,911. The decrease in Corporate operating loss is in part due to the Company's costs saving initiatives and in part due to the reduction in business activity and the requirements of managing a smaller level of business activity.


Six Months Ended June 30, 2002 and 2001

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                               Six Months Ended June 30,
                                              ---------------------------
                            Revenue               2003           2002
                   -----------------------    ------------   ------------
                   Investment Services        $    438,187   $  3,256,865
                   Software Services                  --             --
                   Corporate                        10,016           --
                                              ------------   ------------
                             Total            $    448,203   $  3,256,865
                                              ============   ============

     Total revenue for the first six months decreased $2,808,662, or 86%, from 2002 to 2003. This decrease reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services. The June 2002 sale and transfer of assets to Empire Holdings is a significant cause for the decrease in revenue.

     Investment Services revenue decreased $2,818,678, or 86%, from 2002 to 2003. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on the continued development and launch of its RushTrade direct access on-line trading system. Overall market conditions may have also contributed to the overall decline in the Investment Services revenue.

     RushTrade Software Services, Inc., the Company's financial technology development subsidiary, plans to offer licensing of the RushTrade direct access software and other arrangements which is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities, however the Company has not received any revenue from this source.

     Corporate revenue increased from 2002 to 2003 primarily due to the sale of the URL www.gro.com for $10,000. This was a one-time event and the Company does not expect this to be repeated.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                               Six Months Ended June 30,
                                              --------------------------
                           Expense                2003           2002
                   -----------------------    ------------   ------------
                   Investment Services        $    763,468   $  3,293,381
                   Software Services               351,655           --
                   Corporate                       463,139      1,961,835
                                              ------------   ------------
                             Total            $  1,578,262   $  5,255,216
                                              ============   ============

     Total expenses decreased $3,676,954 or 70%, from 2002 to 2003. Investment Services expenses decreased 77%, or $2,529,913 and Corporate expenses decreased 76%, or $1,498,696. Software Services expenses increased $351,655. In 2002 , the Company had not begun to amortize the software development costs.

     Investment Services expenses decreased $2,529,913, or 77%, from 2002 to 2003. This decrease is primarily due to a reduction in commissions paid to independent sales representatives and reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

     Software Services has ongoing development activity on the software to enhance its use to outside entities; however the Company has not received any revenue from this source.

     Corporate expenses decreased $1,498,696, or 76%, from 2002 to 2003, with the primary reason being the reduction of the infrastructure necessary to support the retail brokerage operations. Supporting the retail representatives required several support personnel. As the retail activity was lessened, the Company was able to release or redeploy the personnel to other activities along with other assets devoted to supporting the representatives.

      During June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of Rushmore Securities Corporation. Remaining goodwill associated with this business totaled $1,253,933 at the time of the sale. The transaction was completed on August 9, 2002 with the transfer of $79,463 from Empire to the Company. The total consideration for the sale of these assets was to be 25% of the gross revenues generated by these assets for a 12-month period estimated at $211,905. As a result of this transaction, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state goodwill at its estimated net realizable value of $211,905, which represents the total expected amounts to be received in connection with the sale. Empire failed to make the required remaining payments and thus Company wrote off the remaining goodwill totaling $132,441, which was considered to be impaired.

Net loss

     The following table sets forth the components of the Company's net loss for the periods indicated:

                                               Six Months Ended June 30,
                                              ---------------------------
                           Net Loss               2003           2002
                   -----------------------    ------------   ------------
                   Investment Services        $   (325,281)  $    (36,633)
                   Software Services              (351,655)          --
                   Corporate                      (453,123)    (1,961,835)
                                              ------------   ------------
                             Total            $ (1,130,059)  $ (1,998,468)
                                              ============   ============

     Net losses decreased $868,409, or 43%, from 2002 to 2003. The loss from Investment Services increased from $36,633 to $325,281 or 788% from 2002 to 2003. This in part is a reflection of the lower level of business activity due to the Company's repositioning. Corporate operating losses decreased from $1,961,835 to $453,123. The decrease in Corporate net loss is in part due to the Company's costs saving initiatives and in part due to the reduction in business activity and the requirements of managing a smaller level of business activity.

Liquidity

    Cash Flows from Operating Activities - The Company incurred a net loss of $1,130,059 for the six months ended June 30, 2003. This amount included non-cash expenses totaling $426,015. Cash flows from operating activities increased by an decrease in receivables of $14,521 and by a decrease in prepaids and deposits of $51,353 offset by a increase in accounts payable and accrued expenses of $309,567 due to the Company's lack of available cash; thus yielding a net cash flow used by operating activities of $328,603. The Company incurred a net loss of $1,998,468 for the six months ended June 30, 2002. This amount included non-cash expenses totaling $1,357,984. Cash flows from operating activities were increased by a decrease in receivables of $168,009 and by various other cash flow adjustments aggregating a net source of cash of $235,870; thus yielding a net cash flow used by operating activities of $236,605.

    Cash Flows From Investing Activities - Cash flow used by investing activities during the six months ended June 30, 2003 was $54,924, from capitalized in development costs related to the RushTrade direct access software RushTrade Back Office Tool. Cash flow used by investing activities during the six months ended June 30, 2002 was $358,060, due to capitalizing $337,160 in capitalized development costs related to the RushTrade direct access software and purchasing various fixed assets for $20,900.

    Cash Flows from Financing Activities - During the six months ended June 30, 2003, the Company raised $233,000 from the sale of 12% Senior Secured Convertible Bonds and received advances from related parties totaling $95,000. The Company also had an increase in its bank overdraft of $5,636 during the first quarter of 2003. These increases were off set by repayments of notes payable totaling $11,606. During the six months ended June 30, 2002, the Company raised $100,390 from the sale of common and preferred stock and $300,000 from borrowings. The Company paid $33,160 as payments on notes payable and $38,184 as preferred stock dividends.

     The Company's cash and cash equivalents at June 30, 2003 were $2,781, and the Company's liabilities exceeded its cash and receivables by $3,472,398. The Company's requirements for normal cash expenditures, as well as costs for the further development of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2003, the Company had $3,552,588 in liabilities, and cash and accounts receivable of $20,076. Also, the Company incurred net losses from continuing operations of $2,203,896 in 2001, $3,131,636 in 2002, and $1,130,059 in the first six months of 2003.
Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the use of borrowings and equity. Year to date, the Company raised $318,000 through a 12% Senior Secured Convertible Bond offering and short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the market price of the stock at the time of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. At June 30, 2003 the Company has outstanding bonds of $858,000 and will attempt to raise additional capital through the ongoing sales of the Bonds.

     The Company has outstanding convertible notes payable totaling $485,000 at June 30, 2003. Of this amount, $300,000 bear interest at 9%, are due April 1, 2005, and are unsecured. $185,000 of the convertible notes payable are currently due, convertible into the 12% Senior Secured Convertible Bond, and bear interest at 7%. The Company also has outstanding notes payable of $45,025. Of this amount, $18,675 is currently due and $26,350 is a capital lease with a final payment in July 2004. Additionally, during the first quarter of 2003, the Company was advanced $95,000 from related parties. These advances are non interest bearing and do not have a stated maturity date.

     The Company anticipates that it will need approximately $800,000 to $1,000,000 to fund operations and repay maturing debt during the next 12 months. The Company believes that the continued increase in revenue in conjunction with the sales of the 12% Senior Secured Convertible Bond or other equity or debt offering will provide sufficient funds.

     The Company has undergone an extensive internal reorganization and reduction of staff related to its repositioning and new business level of activity and has implemented additional steps to closely monitor expenses. Additional marketing efforts are being implemented to increase revenues since the release of the RushTrade software products. The Company is pursuing additional agreements to further increase revenue.

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

Item 3.   Controls and Procedures

          (a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

          (b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

     During the current quarter the Company issued 146,250 shares of common stock to employees as additional compensation.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.   Reports on Form 8-K.

     None



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Rushmore Financial Group, Inc.

Dated: August 14, 2003               By /s/ Dewey M. Moore, Jr.
                                     -----------------------------------
                                     Dewey M. Moore, Jr.
                                     Chief Executive Officer

Dated: August 14, 2003               By /s/ Randy Rutledge
                                     -----------------------------------
                                     Randy Rutledge
                                     Chief Financial Officer