Form 10QSB
period 2003-09-30
RUSHMORE FINANCIAL GROUP INC
filed 2003-11-14
CIK 884892

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

                For the Quarterly Period Ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition Period from ______________ to ______________

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
               ---------------------------------------------------
                                  972-450-6000
               ---------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes XXX  No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2003: 9,851,912 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                   September 30,   December 31,
                                    ASSETS                                              2003            2002
                                                                                   ------------    ------------

Cash and cash equivalents                                                          $    149,352    $     64,278
Accounts receivable                                                                      13,126          31,816
Other receivable                                                                         75,000            --
Prepaid expenses and deposits                                                           120,717         164,847
Capitalized software development costs, at cost, net of accumulated amortization      1,433,408       1,869,555
Property and equipment, net of accumulated depreciation                                  87,412         133,893
Intangibles, net                                                                        159,667          65,000
Deferred financing fees, net                                                             23,094          33,486
                                                                                   ------------    ------------
          Total assets                                                             $  2,061,776    $  2,362,875
                                                                                   ============    ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
     Bank overdraft                                                                $       --      $     37,750
     Accounts payable                                                                   729,667         757,134
     Accrued expenses and other liabilities                                             879,504         620,166
     Liabilities acquired in 2001 acquisition                                           332,098         332,098
     Advances from related parties                                                       65,000            --
     Notes payable                                                                       36,301          52,400
     Convertible notes payable (including $302,630 and $298,252 due to related parties at September 30, 2003 (unaudited) and December 31, 2002, respectively), net of unamortized debt discount of $18,818 and $50,968
        at September 30, 2003 (unaudited) and December 31, 2002, respectively           466,182         457,344
     Convertible bonds payable (including $330,500 and $300,000 due to related parties at September 30, 2003  (unaudited) and December 31, 2002, respectively), net of unamortized debt discount of $32,150 and $0 at
        September 30, 2003 (unaudited) and December 31, 2002, respectively            1,141,598         540,000
                                                                                   ------------    ------------
        Total liabilities                                                             3,650,350       2,796,892
                                                                                   ------------    ------------

Shareholders' deficit:
     Preferred stock - cumulative; $10 par value; 14,063 shares issued and
         outstanding                                                                    140,630         140,630
     Preferred stock - convertible cumulative; $10 par value;
         55,480 and 63,980 shares issued and outstanding at September 30, 2003
         (unaudited) and December 31, 2002, respectively                                554,800         639,800
     Common stock - $0.01 par value; 10,000,000 shares authorized;
         9,902,540 and 9,895,588 shares issued at September 30, 2003 (unaudited)
         and December 31, 2002 respectively                                              99,025          98,956
     Common stock subscriptions receivable                                               (3,277)         (3,277)
     Common stock pending issuance                                                      143,000            --
     Common stock issued for assets not yet received                                   (106,000)       (230,000)
     Additional paid in capital                                                      12,336,629      12,419,638
     Treasury stock, at cost - 50,628 and 196,878 shares at September 30, 2003
         (unaudited) and December 31, 2002, respectively                                (31,001)       (120,652)
     Accumulated deficit                                                            (14,722,380)    (13,379,112)
                                                                                   ------------    ------------
          Total shareholders' deficit                                                (1,588,574)       (434,017)
                                                                                   ------------    ------------
          Total liabilities and shareholders' deficit                              $  2,061,776    $  2,362,875
                                                                                   ============    ============


           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               For the Three Months           For the Nine Months
                                                Ended September 30,           Ended September 30,
                                            --------------------------    --------------------------
                                                2003           2002           2003           2002
                                            -----------    -----------    -----------    -----------
 Revenue:
        Investment services                 $   366,928    $   421,376    $   815,131    $ 3,678,124

 Expenses:
        Investment services                     398,896        277,616        858,167      2,980,382
        General and administrative              197,084        316,197        832,425      1,686,019
        Depreciation and amortization           201,514        213,995        594,547        331,125
                                            -----------    -----------    -----------    -----------
                     Total expenses             797,494        807,808      2,285,139      4,997,526
                                            -----------    -----------    -----------    -----------

 Operating loss                                (430,566)      (386,432)    (1,470,008)    (1,319,402)

Other income (expense):
        Write off of impaired goodwill             --             --             --       (1,042,028)
        Gain from sale of certain assets        225,000           --          225,000           --
        Gain on settlement of liabilities        53,891           --           53,891           --
        Interest expense                        (61,534)       (12,719)      (152,151)       (36,189)
                                            -----------    -----------    -----------    -----------

 Net loss                                   $  (213,209)   $  (399,151)   $(1,343,268)   $(2,397,619)
                                            ===========    ===========    ===========    ===========


Basic and diluted net loss per share of
     common stock applicable to common
     shareholders                           $     (0.02)   $     (0.05)   $     (0.14)   $     (0.32)
                                            ===========    ===========    ===========    ===========

Weighted average common shares
     outstanding                              9,850,513      8,290,595      9,783,356      7,638,313
                                            ===========    ===========    ===========    ===========






           See accompanying notes to consolidated financial statements


                 RUSHMORE FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months ended September 30, 2003 and 2002
                                   (unaudited)

                                                                      2003           2002
                                                                  -----------    -----------
Cash flows from operating activities:
    Net loss                                                      $(1,343,268)   $(2,397,619)
    Adjustments to reconcile net loss to net cash used in
    operating activities:

         Common stock issued for compensation, services and
              expenses                                                 22,052         40,602
         Fair value of common stock options issued for services          --          167,491
         Write off of impaired goodwill                                  --        1,042,028
         Depreciation and amortization                                565,214        331,125
         Amortization of debt discount                                 10,201           --
         Amortization of intangible asset                              29,333           --
         Amortization of deferred financing fees                       10,392           --
         Gain on sale of certain assets                              (225,000)          --
         Gain on settlement of liabilities                            (53,891)          --
         Change in assets and liabilities:
             (Increase) decrease in assets:
                Accounts receivable                                    18,690        325,354
                Prepaid expenses and deposits                          44,130         88,510
              Increase (decrease) in liabilities:
                Accounts payable                                      (27,467)        67,611
                Accrued expenses and other liabilities                296,123         59,957
                                                                  -----------    -----------
Net cash used in operating activities                                (653,491)      (274,941)
                                                                  -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                                --          (25,011)
    Capitalization of software development costs                      (82,586)      (448,047)
    Proceeds from sale of certain assets                              150,000         79,464
                                                                  -----------    -----------
Net cash provided by (used in) investing activities                    67,414       (393,594)
                                                                  -----------    -----------

Cash flows from financing activities:
    Decrease in bank overdraft                                        (37,750)          --
    Proceeds from sale of common stock                                   --              390
    Proceeds from sale of preferred stock                                --          100,000
    Preferred stock dividends paid                                       --          (38,184)
    Payments on notes payable                                         (16,099)       (40,466)
    Proceeds from notes payable                                          --           35,000
    Net advances from related parties                                  80,000           --
    Proceeds from convertible notes payable (including $0 and
         $133,333 from a related party, at September 30, 2003
         and 2002, respectively)                                         --          300,000




    Proceeds from convertible bonds payable (including $5,500
         and $0 from a related party, at September 30, 2003 and
         2002, respectively)                                          645,000         65,000
                                                                  -----------    -----------
Net cash provided by financing activities                             671,151        421,740
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                              85,074       (246,775)
Cash and cash equivalents at beginning of period                       64,278        261,761
                                                                  -----------    -----------
Cash and cash equivalents at end of period                        $   149,352    $    14,986
                                                                  ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                        $      --      $      --
    Cash paid for income taxes                                    $      --      $      --

Supplemental Disclosure of Non-Cash Information:
    Warrants issued in connection with obtaining debt financing   $      --      $    41,569
    Preferred stock dividend accrued                              $    48,854    $    22,622
    Preferred stock converted into convertible bonds              $    85,000    $      --
    Common stock issued as dividends on preferred stock           $      --      $     2,126
    Common stock issued for assets not yet received               $      --      $   300,000
    Common stock issued in the GRO acqusition                     $    80,500
    Receipt of asset purchased with common stock                  $   124,000    $      --
    Conversion of convertible bonds to common stock (stock
         has not yet been issued at September 30, 2003)           $   143,000    $      --
    Convertible bonds issued as payment for accrued interest      $    13,930    $      --
    Convertible bonds issued as payment for accrued dividends     $    17,818    $      --
    Bonds issued with beneficial conversion feature recorded
         as debt discount                                         $    33,513    $      --
    Sale of certain assets in exchange for a receivable           $   225,000    $      --
    Conversion of advances to related parties to convertible
         bonds                                                    $    15,000    $      --







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

     Rushmore Financial Group, Inc., dba RushTrade(R)Group ("RFGI", "RushTrade" or "the Company") is a holding company for two primary subsidiaries: a real-time financial technology development company and a new generation direct-access online brokerage firm. The Company, a Texas corporation, was formed in September 1990 and commenced operations in March 1991.

     The Company was originally founded as a traditional financial services company that over the past decade grew from a start-up into a retail brokerage organization with a nationwide account base and network of agents and registered representatives for the sale of insurance and investment products. Management over the past three years has divested and redeployed assets in an aggressive re-positioning strategy, redirecting its emphasis away from the traditional retail brokerage business with its lower operating margins to capitalize on the rapidly expanding market for real-time financial services technologies and direct access online trading that is revolutionizing the online brokerage and institutional trading industry.

     In 2000, RushTrade launched a $5 million proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing the Company introduced its direct access technology platform in August 2002 under its RushTrade(R) brand. Currently, management expects RushTrade revenues, growth in new accounts and trade volumes to continue their month-to-month and quarter-to-quarter increases now that the RushTrade business unit has become the Company's primary source of revenue.

     The Company's common stock began trading on the Nasdaq SmallCap Market under the symbol "RFGI" following Rushmore's initial public offering in April 1998. On August 23, 2002 its stock was delisted by the Nasdaq SmallCap Market for failure to meet the $1.00 minimum price and other requirements and was moved to the Nasdaq OTC Bulletin Board Exchange.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2003, the Company had $3,650,350 in liabilities, and cash and accounts and other receivables of $237,478. Also, the Company incurred net losses from continuing operations of $2,203,896 in 2001, $3,131,636 in 2002, and $1,343,268 in the first nine months of 2003. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the issuance of debt and equity securities. Year to date, the Company raised $745,000 through a 12% Senior Secured Convertible Bond offering and other short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the average market price of the stock for the ten days preceding the date of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company has extended the bond offering and will attempt to raise additional capital through the ongoing sales of the bonds. The Company believes that it will be able to continue to raise the necessary funds by means of private placements of equity or debt securities until it reaches a sustainable level of profitability.

     The Company conducted an extensive internal reorganization and reduction of staff related to its repositioning and new business development activies and implemented steps to closely monitor expenses. Additional marketing efforts have been implemented to increase revenues since the release of the RushTrade software products in late 2002. Pending the release of the RushTrade Back Office Tool, the Company expects to pursue licensing agreements with other broker/dealers and other financial institutions which is expected to produce a new revenue stream that is expected to further increase revenue.

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

3.   Industry Segment Information

     The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities and RushTrade Securities offer broker/dealer services and their operations have been included in the Investment Services segment. Rushmore Insurance Service's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushGroup Technologies, Inc., formerly RushTrade Software Services, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has not received any revenue to date related to the Software Services segment. During the first six months of 2002 the Company did not incur any expenses from this source since all costs related to this activity were being capitalized.

     The assets of the parent company, Rushmore Financial Group, Inc., are used to support the operations of the two primary operating divisions: RushGroup Technologies, Inc., the Company's financial technology development subsidiary and RushTrade Securities, the Company's direct access online broker/dealer. The expenses of the parent company are included in general and administrative expenses.

     This segment allocation reflects the Company's repositioning to a direct access online financial services and a real time financial technology development company from its traditional financial services holding company with traditional insurance and broker/dealer services.

     The  following  summarizes  the  Company's   identifiable  assets,  capital
expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                  September 30,
                                         -----------------------------
              Identifiable Assets             2003            2002
           --------------------------    -------------   -------------
           Investment Services             $   356,024     $   379,281
           Software Services                 1,433,408       2,014,393
           Corporate                           272,344         639,892
                                         -------------   -------------
                     Total                 $ 2,061,776     $ 3,033,566
                                         =============   =============


                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------   --------------------------------
   Capital Expenditures            2003              2002             2003              2002
--------------------------    --------------    --------------   --------------    --------------
Investment Services             $          -      $     10,689     $          -      $     25,011
Software Services                     27,662           110,887           82,586           448,047
Corporate                                  -                 -                -                 -
                              --------------    --------------   --------------    --------------
          Total                 $     27,662      $    121,576     $     82,586      $    473,058
                              ==============    ==============   ==============    ==============

                              Three Months Ended September 30,    Nine Months Ended September 30,
     Depreciation and         --------------------------------   --------------------------------
       Amortization                 2003              2002             2003              2002
--------------------------    --------------    --------------   --------------    --------------
Investment Services             $     15,072      $     14,709     $     26,820      $     87,596
Software Services                    172,911           172,911          518,733           172,911
Corporate                             13,531            26,375           48,994            70,618
                              --------------    --------------   --------------    --------------
          Total                 $    201,514      $    213,995     $    594,547      $    331,125
                              ==============    ==============   ==============    ==============

     The following summarizes the Company's industry segment operating data for the periods indicated:

                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------   --------------------------------
         Revenue                    2003              2002             2003              2002
--------------------------    --------------    --------------   --------------    --------------
Investment Services             $    366,928      $    421,376     $    805,115      $  3,678,124
Software Services                          -                 -                -                 -
Corporate                                  -                 -           10,016                 -
                              --------------    --------------   --------------    --------------
          Total                 $    366,928      $    421,376     $    815,131      $  3,678,124
                              ==============    ==============   ==============    ==============

                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------   --------------------------------
         Expense                    2003              2002             2003              2002
--------------------------    --------------    --------------   --------------    --------------
Investment Services             $    415,418      $    448,204     $  1,178,886      $  3,741,585
Software Services                    172,911           172,911          524,566           172,911
Corporate                            270,699           199,412          733,838         2,161,247
                              --------------    --------------   --------------    --------------
          Total                 $    859,028      $    820,527     $  2,437,290      $  6,075,743
                              ==============    ==============   ==============    ==============


                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------   --------------------------------
     Net Income (Loss)              2003              2002             2003              2002
--------------------------    --------------    --------------   --------------    --------------
Investment Services*            $    230,401      $    (26,828)    $    (94,880)     $    (63,461)
Software Services                   (172,911)         (172,911)        (524,566)         (172,911)
Corporate                           (270,699)         (199,412)        (723,822)       (2,161,247)
                              --------------    --------------   --------------    --------------
          Total                 $   (213,209)     $   (399,151)    $ (1,343,268)     $ (2,397,619)
                              ==============    ==============   ==============    ==============


*The net income (loss) from investment services for the three and nine months ended September 30, 2003 includes other income of $278,891 resulting from a gain on the sale of certain assets and a gain on the settlement of liabilities.

4.   Capitalized Software Development Costs

     The Company capitalizes certain costs associated with the development of the RushTrade software products in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). During the first nine months of 2003, the Company capitalized $82,586 in cost versus $448,047 for the same period in 2002. As of September 30, 2003, the total of all capitalized software development costs was $2,297,963. Upon release of each of the RushTrade products or modules, additional costs related to that product or module, that do not represent significant improvements or modifications, are charged to operating expenses instead of being capitalized.  Additionally,  all presently capitalized costs  relating to a released  product or module are amortized by the greater of the revenue method or the straight-line method over a three-year period. For the nine months ended  September 30, 2003 and 2002, the Company  amortized  $518,733 and $172,911 of software costs, respectively,  using an estimated useful life of three  years.  At  September  30,  2003 and 2002,  accumulated  amortization  of
capitalized   software   development   costs  totaled   $864,555  and  $172,911,
respectively.

5.   Reclassifications

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

6.   Net Loss Per Share

     Basic and diluted loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding for the period. Stock options to purchase common stock outstanding for the three and nine months ended September 30, 2003 and 2002 were not included in the computation of diluted loss per share because they were antidilutive.

     Loss per share applicable to common shareholders for the periods indicated are computed using the following information:

                              Three months ended September 30,    Nine months ended September 30,
                              --------------------------------   --------------------------------
                                   2003              2002             2003              2002
                              --------------    --------------   --------------    --------------
Net loss                        $   (213,209)     $   (399,151)    $ (1,343,268)     $ (2,397,619)
Dividends on preferred
     stock                           (15,647)          (22,622)         (48,854)          (62,932)
                              --------------    --------------   --------------    --------------
Net loss applicable to
     common shareholders        $   (228,856)     $   (421,773)    $ (1,392,122)     $ (2,460,551)
                              ==============    ==============   ==============    ==============
Net loss per share
     applicable to common
     shareholders               $      (0.02)     $      (0.05)    $      (0.14)     $      (0.32)
                              ==============    ==============   ==============    ==============


7.   Intangibles

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA. ("OTA") to acquire a block of up to 150 active trader accounts which were to be referred or directed to RushTrade over six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the nine months ended September 30, 2003 62 trader accounts were certified and accordingly $124,000 has been reclassified to intangible assets. In total as of September 30, 2003, 97 trader accounts have been certified and $189,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the nine months ended September 30, 2003, was $29,333. At September 30, 2003, accumulated amortization of this intangible totaled $34,333. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but as of September 30, 2003 only 97 have been delivered and certified. OTA had originally projected training 50 traders per month but during the term of the agreement has only trained 20 or fewer traders per month. The Company has extended the agreement and expects OTA to fulfill the agreement. Through September 30, 2002 the undelivered trader accounts were carried as a prepaid asset; however, since the agreement was to be fulfilled by the end of September 2002 and the accounts have been slower in converting to the RushTrade platform than was originally anticipated, the asset was reclassified as a contra equity account during the fourth quarter of 2002.

8.   Convertible Bonds Payable

     During the nine months ended September 30, 2003, the Company issued forty 12% Senior Secured Convertible Bonds ("convertible bonds") for proceeds of
$645,000, had $85,000 of preferred stock convert into convertible bonds, had $143,000 of convertible bonds convert into common stock, issued $31,748 of convertible bonds as payment for accrued interest and accrued dividends on preferred stock that converted into convertible bonds, and issued $15,000 of convertible bonds as payment on advances to related parties. The convertible bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the average market price of the stock for the ten days preceding the conversion date, but not less than $0.15 per share.
Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion if the stock trades above
$2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets.
In accordance with EITF 00-27, the Company valued the beneficial conversion feature of these bonds at $33,513. The beneficial conversion feature is recorded as a debt discount and is being amortized as interest expense over the term of the bonds. Interest expense related to the amortization of the debt discount for the nine months ended September 30, 2003 and 2002 was $1,363 and $0, respectively. Convertible bonds with a principal balance of $1,173,748 are outstanding as of September 30, 2003.

9.   Convertible Notes Payable

     The Company has $185,000 in unsecured notes payable, convertible into the 12% Senior Secured Convertible Bonds, to a related party that are currently due.
These notes are payable on demand, but the Company has received a request from the note holder that the notes and accrued interest be converted into common stock. Convertible notes with a principal balance of $485,000 are outstanding as of September 30, 2003.

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

                                                       Three Months                   Nine Months
                                                    Ended September 30,           Ended September 30,
                                                --------------------------    --------------------------
                                                    2003           2002           2003           2002
                                                -----------    -----------    -----------    -----------
Net loss attributable to common stockholders,
   as reported                                  $  (228,856)   $  (421,773)   $(1,392,122)   $(2,460,551)
Add:  Stock-based employee compensation
   expense included in reported net loss               --             --             --             --
Deduct:  Stock-based employee compensation
   expense determined under fair value based
   method                                              --          (13,012)          --          (39,036)
                                                -----------    -----------    -----------    -----------
Pro forma net loss                              $  (228,856)   $  (434,785)   $(1,392,122)   $(2,499,587)
                                                ===========    ===========    ===========    ===========

Net loss per share
As reported                                     $     (0.02)   $     (0.05)   $     (0.14)   $     (0.32)
                                                ===========    ===========    ===========    ===========
Pro forma                                       $     (0.02)   $     (0.05)   $     (0.14)   $     (0.33)
                                                ===========    ===========    ===========    ===========


11.  Related Party Transactions

     During the nine months ended September 30, 2003, the Company received advances from related parties totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from relatives of the Chief Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors. During the third quarter of 2003 the Company repaid $20,000 of the advances and $15,000 were converted into the 12%

Senior Secured Convertible Bonds. The Board member has signed a subscription agreement to accept common stock for his $35,000 advance when shares become available after the stockholders meeting. Of the remaining outstanding advances of $65,000 at September 30, 2003, $35,000 will be settled through the issuance of common stock during the fourth quarter of 2003 and the balance is expected to be repaid in early 2004.

     During the second quarter of 2003, the Company issued convertible bonds to a relative of the Chief Executive Officer totaling $10,000.

12.  Shareholders' Deficit

     During the second quarter the Company issued 146,250 shares of common stock (valued at $20,162 based on the fair value of the Company's common stock on the date of issuance) to employees as additional compensation. Theses shares were issued from treasury stock held by the Company.

     During the second quarter of 2003, the Company granted 1,260,000 options to employees and directors. Theses options have an exercise price of $0.15, a term of 5 years and vest 50% after six months and 50% after one year.

     During the third quarter of 2003, the Company issued 2,000 shares of common stock for services and 5,000 shares of common stock as part of a settlement of certain liabilities. The common stock issued during the third quarter was valued at $1,890 based on the fair value of the Company's stock on the date of issuance.

     During the third quarter of 2003, holders of $143,000 of convertible bonds elected to convert their bonds into 918,366 shares of common stock. The Company did not have an adequate number of shares of common stock available to issue these shares and as a result has recorded pending stock issuances of $143,000 as a separate component of shareholders' deficit. Early in 2003, pending approval by the Company's stockholders, the Company's Board of Directors approved the increase in the number of authorized common shares of the Company from 10,000,000 to 50,000,000. This increase will allow the pending stock issuances that resulted from the conversion of the bonds to be issued.

13.  Payroll Tax Obligation

     The Company has an estimated federal and state payroll tax obligation of $144,565 at September 30, 2003. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and second quarter of 2003 in addition to an estimated accrual for interest and penalties. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

14.  Sale of Certain Assets

     During September 2003, the Company sold certain assets of Rushmore Securities Corporation for a purchase price of $225,000 to Brazos Holdings. The assets that were sold had been previously written down to zero. Accordingly, the entire consideration received was recorded as income and is presented in the accompanying consolidated statement of operations as "Gain on sale of certain assets". Per the sale agreement, the purchase price was to be received in three equal installments of $75,000. As of September 30, 2003, the Company has received $150,000 of the purchase price and has a receivable recorded for the remaining $75,000, which is expected to be received before the end of 2003.

15.  Gain on Settlement of Liabilities

     During the third quarter of 2003, the Company settled certain liabilities totaling approximately $99,000 for $45,000. As a result of the settlement the Company recorded a gain of approximately $54,000, which is presented in accompanying consolidated statement of operations as "Gain on settlement of liabilities".

16.  Legal Proceedings

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

     On January 16, 2003, eight former securities account customers of Rushmore Securities filed a complaint against the Company contending that they made numerous investments in securities that a former account representative of the Company sold outside and away from his representation of the Company. The claimants allege the investments were fraudulent, speculative, and unsuitable and that the Company failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. The Company denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint. However, should this complaint be settled in favor of the former customers, any liability to the Company would have an adverse effect on the Company's financial condition.

     In June 2002, a former securities account customer of Rushmore Securities filed for NASD arbitration against her former account representative and her successor brokerage firm. She has improperly named Rushmore Financial Group as respondent. The account representative settled this issue with the claimant for $11,000 on April 30,2003. The Company issued the account representative a $3,000 bond as an inducement to settle.

     In April 2003, a group of former securities representatives filed for NASD Dispute Resolution naming the Company, Rushmore Securities and Mr. Moore. The former representatives are claiming $178,288 in commissions. A date or location for the hearing has not been set. The Company has unsuccessfully attempted to negotiate a settlement with the representatives and intends to vigorously defend the claim. The Company has estimated the ultimate liability related to this claim to be approximately $43,000 and accordingly has recorded an accrual for this amount in the financial statements. This issue is pending with a preliminary hearing to take place on April 6, 2004.

     An employee consultant agency filed a claim in the Dallas County Court at Law, on December 17, 2002 claiming that the Company failed to pay for services rendered in placing temporary workers in the amount of $41,630. The suit was settled on July 24, 2003 for $15,000 and 5,000 shares of the Company's common stock valued at $1,450.

     In May 2003, a former securities account customer of Rushmore Securities filed for NASD arbitration against their former account representative, the account representative's account manager, their local office and their successor brokerage claiming the investments were unsuitable and speculative their accounts decreased in value by $125,000. A response was made On May 28, 2003 with a preliminary hearing scheduled for April 12, 2004. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

     In May 2003, a former securities account customer of Rushmore Securities filed for NASD arbitration against her former account representative and their successor brokerage firm claiming their investments were unsuitable, speculative, negligent, gross negligent and with negligent supervision and their accounts decreased in value by between $100,000 and $500,000. On June 23, 2003 the Company filed a response and is waiting for the notice for the preliminary hearing. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

     On June 30, 2003, a former vendor filed a claim in the Dallas County Court claiming that the Company failed to pay for services rendered on their copier in the amount of $39,710. The Company has filed a counter claim alleging over charges and the improper installation of a software product caused the Company incalculable harm. A non-jury trial is set for January 14, 2004. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

     On August 5, 2003, a financial daily business publication filed a claim in the Dallas County Court at Law claiming that the Company failed to pay for advertising in their publication in the amount of $4,513. On August 29, 2003, a response was filed with the court. This item is pending settlement for approximately $6,200.

     On November 10, 2003, a former securities account customer of Rushmore Securities filed for NASD arbitration against their former account representative, and their successor brokerage firm claiming his account decreased in value by $150,000 due to fraud, negligence, and breach of fiduciary duty. The Company must file a response by December 26, 2003. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

      On November 12, 2003, a former vendor filed a claim in the Dallas County Court that the Company failed to pay for services rendered on the publication of Company documents in the amount of $11,865. The Company has fully accrued the amount of this liability and will attempt to negotiate a settlement with the vendor.

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

     The second phase of the relationship is the formation of a joint venture to jointly build, offer and market a Knobias-RushTrade co-branded "top-line desk top" product to serve the institutional marketplace. Both RushTrade and Knobias believe that this co-branded product would compete effectively in the institutional market.

     On August 22, 2003 the Company's subsidiary, Rushmore Securities Corporation, entered into an agreement with Brazos Holdings, an affiliate of an NASD registered Broker/Dealer to sell certain assets of the subsidiary for $225,000 in cash. Of this amount $150,000 has been received and the remaining $75,000 is expected to be paid on or before December 31, 2003. The Company had previously written off the entire value of the assets and the $225,000 is accounted for as other income.

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

Growth Strategy

     RFGI's growth plan involves several key components including online trader education programs, strategic alliances, target marketing and software licensing. RFGI expects to use its status as a public company and its stock as publicly traded "currency" to pursue strategic acquisitions that would bolster revenues and cash flow. This strategy may be delayed due to the Company's current stock price

     RushTrade is pursuing two primary channels of distribution for its products and services. First, business-to-consumer, by acquiring direct retail customers through its broker/dealer subsidiary, RushTrade Securities, Inc., an NASD broker/dealer registered in all 50 states. RushTrade accounts are self-directed and customers meet strict suitability requirements. And second, business-to-business by licensing versions of the RushTrade software products and by providing real-time financial data to other broker/dealers and financial institutions through its technology development subsidiary, RushGroup Technologies, Inc.

     Strategic relationships with industry partners such as Knobias, Online Trading Academy and others are designed to source and secure online trading customers that have received training, are the most active participants in the active trader market and are expected to generate more revenue per trader.


Online Trading Academy is currently providing prime customers to RushTrade under an earlier  announced  agreement.  RushTrade and Knobias are  currently  jointly
developing  a  "top-line  desk  top"  product  for  future   deployment  in  the
Institutional marketplace.

     RushTrade is executing a low cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that is producing desired results.
RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic that generate most of its current sales leads. RushTrade believes that it can position itself as a low cost leader in the retail direct access "space" as it prepares to launch the co-branded RushTrade Direct Pro/Knobias Desk Top
Product in the Institutional marketplace.

     Since  the  release  of the  RushTrade  products  in late  2002,  RushTrade
Securities, Inc. has experienced substantial month over month increases in new accounts, shares traded volume and/or customer account assets.

     The number of RushTrade customer accounts and corresponding customer assets have grown as follows:

        Total       As of      Securities      Cash          Total        Margin         Total
      Accounts      Date         Value        Balance        Assets        Debt          Equity
     --------------------------------------------------------------------------------------------
         95       9/30/2002   $ 1,492,474   $ 1,671,317   $ 3,163,790   $  (27,652)   $ 3,136,139
         140     12/31/2002     4,335,121     1,984,429     6,319,549     (318,152)     6,001,397
         190      1/31/2003     5,608,639     4,501,291    10,109,930     (829,355)     9,280,575
         225      2/28/2003    10,415,611     5,188,474    15,604,084   (1,426,446)    14,177,639
         301      3/31/2003    11,552,613     4,803,235    16,355,847   (1,169,472)    15,186,375
         421      4/30/2003    14,054,217     6,765,568    20,820,086   (1,468,478)    19,351,607
         522      5/31/2003    15,434,623     8,304,606    23,739,229   (1,799,998)    21,939,231
         636      6/30/2003    18,794,159     9,141,242    27,935,402   (2,598,923)    25,336,479
         751      7/31/2003    20,419,951     9,993,480    30,413,430   (2,701,092)    27,712,338
         856      8/31/2003    22,312,506    10,612,005    32,924,511   (3,148,393)    29,776,118
        1,001     9/30/2003    20,740,815    10,992,947    31,733,762   (2,075,382)    29,658,380
        1,116    10/31/2003    21,590,111    11,396,924    32,987,035   (1,261,640)    31,725,395


     The following table shows the activity level for 2003 of the RushTrade Securities, Inc. customer base:

               For the         Number        Number         Number of
              Month of       of Trades      of Shares     New Accounts
             ----------     -----------   ------------   --------------
             January           3,414        3,596,532           50
             February          3,851        3,583,894           35
             March             4,521        3,039,325           76
             April             7,019        4,242,451          120
             May               8,178       10,029,062          101
             June             11,054        8,772,640          114
             July             10,839       11,632,790          115
             August           10,112       12,672,975          105
             September        13,315       32,177,054          145
             October          15,700       39,072,872          115

3.   Results of Continuing Operations


Three Months Ended September 30, 2003 and 2002

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                       Three Months Ended September 30,
                                      ----------------------------------
                 Revenue                    2003               2002
        --------------------------    ---------------    ---------------
        Investment Services             $     366,928      $     421,376
        Software Services                           -                  -
        Corporate                                   -                  -
                                      ---------------    ---------------
                  Total                 $     366,928      $     421,376
                                      ===============    ===============

     Total revenue for the third quarter decreased $54,448, or 13%, from 2002 to 2003. This decrease reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a traditional financial services holding company with traditional insurance and broker/dealer services.

     In the third quarter, Investment Services revenue decreased $54,448 or 13%, from 2002 to 2003. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on its RushTrade direct access on-line trading system. Revenue from the RushTrade business unit increased $283,895 from $42,587 in the third quarter of 2002 to $326,482 in the third quarter of 2003, an increase of 667%. Overall market conditions may have also contributed to the overall decline in the Investment Services revenue.

     RushGroup Technologies, Inc., the Company's financial technology development subsidiary, plans to license versions of the RushTrade direct access software and provide real-time financial data services to other broker/dealers and financial institutions which is expected to become a significant stream of revenue for the Company in the future. There is an ongoing development initiative on the software to modify and enhance versions of the RushTrade software for licensing to this market, however the Company has not received any revenue from this source. The Company expects to be able to market the software to outside entities in 2004.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                       Three Months Ended September 30,
                                      ----------------------------------
                 Expense                    2003               2002
        --------------------------    ---------------    ---------------
        Investment Services             $     415,418      $     448,204
        Software Services                     172,911            172,911
        Corporate                             270,699            199,412
                                      ---------------    ---------------
                  Total                 $     859,028      $     820,527
                                      ===============    ===============

     Total third quarter expenses increased $38,501 or 5%, from 2002 to 2003. Investment Services expenses decreased 7%, or $32,786 and Corporate expenses increased 36%, or $71,287. Software Services expenses are the amortization of software development cost and have remained constant since July 2002.

     Investment Services expenses in the third quarter decreased $32,786, or 7%, from 2002 to 2003. This decrease is primarily due to a reduction in commissions paid to independent sales representatives in 2002 offset by the additional marketing cost related to the Company's repositioning as a real time financial technology development and direct access online financial services company.

     Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities; however, the Company has not received any revenue from this source. Expenses in Software Services are the amortization of the capitalized software development costs. Amortization began in July 2002.

     Corporate expenses in the third quarter increased $71,287, or 36%, from 2002 to 2003. The Company was able to reduce the infrastructure necessary to support the retail brokerage operations; however, this was offset to a great extent from the new marketing efforts supporting RushTrade. Supporting the retail representatives required several support personnel. As the retail activity was lessened, the Company was able to release or redeploy the personnel to other activities along with other assets devoted to supporting the representatives. This resulted in some expenses that were allocated to Investment Services in 2002 being allocated to Corporate in 2003.

Net loss

The following table sets forth the components of the Company's net loss for the periods indicated:

                                       Three Months Ended September 30,
                                      ----------------------------------
            Net Income (Loss)               2003               2002
        --------------------------    ---------------    ---------------
        Investment Services*            $     230,401      $     (26,828)
        Software Services                    (172,911)          (172,911)
        Corporate                            (270,699)          (199,412)
                                      ---------------    ---------------
                  Total                 $    (213,209)     $    (399,151)
                                      ===============    ===============

*The net income from investment services for the three months ended September 30, 2003 includes other income of $278,891 resulting from a gain on the sale of certain assets and a gain on the settlement of liabilities of $53,891.

     Net losses in the third quarter decreased $185,942, or 47%, from 2002 to 2003. The income from Investment Services increased from a loss of $26,828 to income of $230,401 from 2002 to 2003. This is the result of a one-time gain of $225,000 on the sale of certain assets to Brazos Holdings and a one-time gain of $53,891 from the settlement of liabilities. Corporate operating losses increased from $199,412 to $270,699. The loss from Software Services remained the same and relates entirely to amortization expense of capitalized software development costs. The increase in Corporate operating loss is in part due to the reduction in business activity with the winding down of the former retail securities and insurance brokerage business offset somewhat by the higher gross margins relating to the new RushTrade business model which to some extent offset the Company's costs saving initiatives.

     The Company recorded earnings before interest, taxes, depreciation and amortization, (EBITDA), of $49,839 in the third quarter 2003 versus a loss of $172,437 in 2002. Expenses related to interest, depreciation and amortization amounted to $263,048 in the third quarter 2003 and $226,714 in the third quarter of 2002. The EBITA of $49,839 reflects the Company's repositioning, the growth in revenue from the RushTrade business unit and the one-time gain from the sale of assets to Brazos Holdings of $225,000 and a one-time gain from the settlement of liabilities of $53,891.


Nine Months Ended September 30, 2002 and 2001

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                        Nine Months Ended September 30,
                                      ----------------------------------
                Revenue                     2003               2002
        --------------------------    ---------------    ---------------
        Investment Services             $     805,115      $   3,678,124
        Software Services                           -                  -
        Corporate                              10,016                  -
                                      ---------------    ---------------
                  Total                 $     815,131      $   3,678,124
                                      ===============    ===============

     Total revenue for the first nine months decreased $2,862,993, or 78%, from 2002 to 2003. This decrease reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services. The decline of its traditional retail brokerage business from the winding down of the former retail securities and insurance brokerage business and the June 2002 sale and transfer of certain assets of Rushmore Securities Corporation to Empire Financial Holding company, Inc. is a significant cause for the decrease in revenue.

     Investment Services revenue decreased $2,873,009, or 78%, from 2002 to 2003. The decrease in revenue is primarily due to management's decision to reposition its retail securities brokerage and insurance marketing resources and efforts to concentrate on the continued development and launch of its RushTrade direct access on-line trading system. Overall market conditions may have also contributed to the overall decline in the Investment Services revenue. Revenue from the new RushTrade business unit increased $531,913, from $65,395 in the first nine months of 2002 to $597,308 in the first nine months of 2003, an increase of 813%.

     RushGroup Technologies, Inc., the Company's financial technology development subsidiary, plans to license versions of the RushTrade direct access software and provide real-time financial data services to other broker/dealers and financial institutions which is expected to become a significant stream of revenue for the Company in the future. There is an ongoing development initiative on the software to modify and enhance versions of the RushTrade software for licensing to this market, however the Company has not received any revenue from this source. The Company expects to be able to market the software to other entities in 2004.

     Corporate revenue increased from 2002 to 2003 primarily due to the sale of the URL www.gro.com for $10,000. This was a one-time event.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                        Nine Months Ended September 30,
                                      ----------------------------------
                  Expense                   2003               2002
        --------------------------    ---------------    ---------------
        Investment Services             $   1,178,886      $   3,741,585
        Software Services                     524,566            172,911
        Corporate                             733,838          2,161,247
                                      ---------------    ---------------
                  Total                 $   2,437,290      $   6,075,743
                                      ===============    ===============

     Total expenses decreased $3,638,453 or 60%, from 2002 to 2003. Investment Services expenses decreased 68%, or $2,562,699 and Corporate expenses decreased 66%, or $1,427,409. Software Services expenses increased $351,655.

     Investment Services expenses decreased $2,562,699, or 68%, from 2002 to 2003. This decrease is due to a reduction in commissions paid to independent sales representatives and reflects the Company's repositioning as a real time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services. Additionally, the decrease in Investment Services expenses is the result of a one-time write off of goodwill of $1,042,028 during 2002.

     Software Services has ongoing development activity on the software to enhance its use to outside entities; however the Company has not received any revenue from this source. In 2003 the Company had amortization for three quarters versus the one-quarter of amortization in 2002. The Company began amortization of the software development costs in July 2002.

     Corporate expenses decreased $1,427,409, or 66%, from 2002 to 2003, with the primary reason being the reduction of the infrastructure necessary to support the retail brokerage operations. Supporting the retail representatives required several support personnel. As the retail activity was lessened, the Company was able to release or redeploy the personnel to other activities along with other assets devoted to supporting the representatives; however, some expenses being allocated to Investment Services in 2002 were allocated to Corporate in 2003.

Net loss

     The following table sets forth the components of the Company's net loss for the periods indicated:

                                        Nine Months Ended September 30,
                                      ----------------------------------
                Net Loss                    2003               2002
        --------------------------    ---------------    ---------------
        Investment Services *           $     (94,880)     $     (63,461)
        Software Services                    (524,566)          (172,911)
        Corporate                            (723,822)        (2,161,247)
                                      ---------------    ---------------
                  Total                 $  (1,343,268)     $  (2,397,619)
                                      ===============    ===============

*The net loss from investment services for the nine months ended September 30, 2003 includes other income of $278,891 resulting from a gain on the sale of certain assets and a gain on the settlement of liabilities of $53,891.

     Net losses decreased $1,054,351 or 44%, from 2002 to 2003. The loss from Investment Services increased from $63,461 to $94,880 or 49% from 2002 to 2003. This in part is a reflection of the lower level of business activity due to the Company's repositioning. Corporate operating losses decreased from $2,161,247 to $723,822. The decrease in Corporate net loss is in part due to the Company's costs saving initiatives and in part due to the reduction in business activity and the requirements of managing a smaller level of business activity.

     The loss before interest, taxes, depreciation and amortization decreased from $2,030,305 in 2002 to $596,570 in 2003. This reflects the improved operating structure from the Company's repositioning.

Liquidity

     Cash Flows from Operating Activities - The Company incurred a net loss of $1,343,268 for the nine months ended September 30, 2003. This amount included non-cash expenses totaling $637,192. Cash flows from operating activities increased by an decrease in receivables of $18,690 and by a decrease in prepaids and deposits of $44,130 offset by a net increase in accounts payable and accrued expenses of $268,656 due to the Company's lack of available cash; thus yielding a net cash flow used in operating activities of $653,491. The Company incurred a net loss of $2,397,619 for the nine months ended September 30, 2002. This amount included non-cash expenses totaling $1,581,246. Cash flows from operating activities were increased by a decrease in receivables of $325,354 and by various other cash flow adjustments aggregating a net source of cash of $216,078; thus yielding a net cash flow used in operating activities of $274,941.

     Cash Flows From Investing Activities - Cash flow used in investing activities during the nine months ended September 30, 2003 was $82,586 from the capitalization of development costs related to the RushTrade direct access software RushTrade Back Office Tool. This outflow was offset by the receipt of $150,000 of proceeds from the sale of certain assets. The net cash provided by investing activities for the first nine months of 2003 was $67,414. Cash flow used in investing activities during the nine months ended September 30, 2002 was $393,594, due to capitalizing $448,047 in development costs related to the RushTrade direct access software and purchasing various fixed assets for $25,011. This outflow was offset by the receipt of $79,464 form the sale of certain assets.

     Cash  Flows  from  Financing  Activities  - During  the nine  months  ended
September  30, 2003,  the Company  raised  $645,000  from the sale of 12% Senior
Secured Convertible Bonds and received net advances from related parties totaling $80,000. These increases were off set by repayments of notes payable totaling $16,099 and a decrease in the Company's bank overdraft of $37,750 during the first quarter of 2003. During the nine months ended September 30, 2002, the Company raised $100,390 from the sale of common and preferred stock and $400,000 from borrowings. The Company paid $40,466 as payments on notes payable and $38,184 as preferred stock dividends.

     The Company's cash and cash equivalents at September 30, 2003 were $149,352, and the Company's liabilities exceeded its cash and receivables by $3,412,872. The Company's requirements for normal cash expenditures, as well as costs for the further development of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2003, the Company had $3,650,350 in liabilities, and cash and accounts and other receivables of $237,478. Also, the Company incurred net losses from continuing operations of $2,203,896 in 2001, $3,131,636 in 2002, and $1,343,268 in the first nine months of 2003. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the use of borrowings and equity. Year to date, the Company raised $745,000 through a 12% Senior Secured Convertible Bond offering and short term borrowings. These bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007 and are convertible into shares of common stock at a rate of 50% of the average market price of the stock for the ten days preceding the date of conversion, but not less than $0.15 per share. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. At September 30, 2003 the Company has outstanding bonds with a principal balance of $1,173,748 and will attempt to raise additional capital through the ongoing sale of the Bonds.

     The Company has outstanding convertible notes payable totaling $485,000 at September 30, 2003. Of this amount, $300,000 bear interest at 9%, are due April 1, 2005, and are unsecured. $185,000 of the convertible notes payable are currently due, convertible into the 12% Senior Secured Convertible Bond, and bear interest at 7%. The holder of the convertible note has submitted a request that the $185,000 be converted into RFGI Common Stock. This request will be submitted to the Board of Directors for its review and consideration at the next meeting. The Company also has outstanding notes payable of $36,301. Of this amount, $18,675 is currently due and $17,626 is a capital lease with a final payment in July 2004. Additionally, during the first quarter of 2003, the Company was advanced $100,000 from related parties. These advances are non interest bearing and do not have a stated maturity date. Of the $100,000, $30,000 has been repaid, $15,000 has been converted into the bonds and a subscription agreement has been signed to convert $35,000 into RFGI Common Stock.

     The Company anticipates that it will need approximately $800,000 to $1,000,000 to fund operations and repay maturing debt during the next 12 months. Although no assurances can be made, the Company believes that the continued increase in revenue of the RushTrade business unit in conjunction with the sales of the 12% Senior Secured Convertible Bonds or other private placements of equity or debt securities will provide sufficient funds necessary to reach a sustainable level of profitability.

     The Company conducted an extensive internal reorganization and reduction of staff related to its repositioning and new business development activies and implemented steps to closely monitor expenses. Additional marketing efforts have been implemented to increase revenues since the release of the RushTrade software products in late 2002. Pending the release of the RushTrade Back Office Tool, the Company expects to pursue licensing agreements with other broker/dealers and other financial institutions which is expected to produce a new revenue stream to further increase revenue.

     RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002 new sales representatives have been hired to generate additional sales leads. Additionally, the Company is using Internet advertising to provide leads for the sales representatives, at an average cost of approximately $100 per new account. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. There can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

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

Use of non-GAAP financial measures

Financial measures included in this Management's Discussion and Analysis of Financial condition and Results of Operations that are not in accordance with generally accepted accounting principles (GAAP) are referred to as non-GAAP financial measures. While management believes these measures contribute to an understanding of the Company's financial performance, they should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Management uses and presents non-GAAP financial measures, along with GAAP results, to evaluate and communicate the performance of the Company and its segments. Management believes the non-GAAP financial measures provide an additional analytic tool to understand the Company's results from core operations and underlying trends. Management believes that adjusted earnings calculations are helpful in making period-to-period comparisons because they eliminate the effect of certain accounting changes, as well as gains or losses on certain transactions.

Item 3.   Controls and Procedures

          (a) As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings. Both the Chief Executive Officer and Chief Financial Officer are directly involved with the accounting process.

          (b) The Chief Executive Officer and Chief Financial Officer concluded there have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

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

      On January 16, 2003, eight former securities account customers of Rushmore Securities filed a complaint against the Company contending that they made numerous investments in securities that a former account representative of the Company sold outside and away from his representation of the Company. The claimants allege the investments were fraudulent, speculative, and unsuitable and that the Company failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. The Company denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint. However, should this complaint be settled in favor of the former customers, any liability to the Company would have an adverse effect on the Company's financial condition.

      In June 2002, a former securities account customer of Rushmore Securities filed for NASD arbitration against her former account representative and her successor brokerage firm. She has improperly named Rushmore Financial Group as respondent. The account representative settled this issue with the claimant for $11,000 on April 30,2003. The Company issued the account representative a $3,000 bond as an inducement to settle.

      In April 2003, a group of former securities representatives filed for NASD Dispute Resolution naming the Company, Rushmore Securities and Mr. Moore. The former representatives are claiming $178,288 in commissions. A date or location for the hearing has not been set. The Company has unsuccessfully attempted to negotiate a settlement with the representatives and intends to vigorously defend the claim. The Company has estimated the ultimate liability related to this claim to be approximately $43,000 and accordingly has recorded an accrual for this amount in the financial statements. This issue is pending with a preliminary hearing to take place on April 6, 2004.

      An employee consultant agency filed a claim in the Dallas County Court at Law, on December 17, 2002 claiming that the Company failed to pay for services rendered in placing temporary workers in the amount of $41,630. The suit was settled on July 24, 2003 for $15,000 and 5,000 shares of the Company's common stock valued at $1,450.

      In May 2003, a former securities account customer of Rushmore Securities filed for NASD arbitration against their former account representative, the account representative's account manager, their local office and their successor brokerage claiming the investments were unsuitable and speculative their accounts decreased in value by $125,000. A response was made On May 28, 2003 with a preliminary hearing scheduled for April 12, 2004. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

     In May 2003, a former securities account customer of Rushmore Securities filed for NASD arbitration against her former account representative and their successor brokerage firm claiming their investments were unsuitable, speculative, negligent, gross negligent and with negligent supervision and their accounts decreased in value by between $100,000 and $500,000. On June 23, 2003 the Company filed a response and is waiting for the notice for the preliminary hearing. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

      On June 30, 2003, a former vendor filed a claim in the Dallas County Court claiming that the Company failed to pay for services rendered on their copier in the amount of $39,710. The Company has filed a counter claim alleging over charges and the improper installation of a software product caused the Company incalculable harm. A non-jury trial is set for January 14, 2004. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

      On August 5, 2003, a financial daily business publication filed a claim in the Dallas County Court at Law claiming that the Company failed to pay for advertising in their publication in the amount of $4,513. On August 29, 2003, a response was filed with the court. A successful settlement is being made for payment. This item is pending settlement for approximately $6,200.

      On November 10, 2003, a former securities account customer of Rushmore Securities filed for NASD arbitration against their former account representative, and their successor brokerage firm claiming his account decreased in value by $150,000 due to fraud, negligence, and breach of fiduciary duty. The Company must file a response by December 26, 2003. Currently, the Company is unable to estimate the ultimate liability, if any, related to this complaint.

      On November 12, 2003, a former vendor filed a claim in the Dallas County Court that the Company failed to pay for services rendered on the publication of Company documents in the amount of $11,865. The Company has fully accrued the amount of this liability and will attempt to negotiate a settlement with the vendor.

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

     During the second quarter the Company issued 146,250 shares of common stock to employees as additional compensation.

     During the current quarter the Company issued 7,000 shares of common stock to vendors to satisfy claims.

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

                                    Rushmore Financial Group, Inc.

Dated: November 14, 2003            By /s/ Dewey M. Moore, Jr.
                                    -------------------------------
                                    Dewey M. Moore, Jr.
                                    Chief Executive Officer

Dated: November 14, 2003            By /s/ Randy Rutledge
                                    -------------------------------
                                    Randy Rutledge
                                    Chief Financial Officer