Form 10KSB
period 2003-12-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2004-04-14
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934
                   For the fiscal year ended December 31, 2003

                                       or

    [ ]  Transition Report pursuant to Section 13 Or 15(d) of the Securities
                     Exchange Act of 1934 (No Fee Required)

                   For the transition period ______ to ______

                          Commission File No. 000-24057

                        RUSH FINANCIAL TECHNOLOGIES, INC.
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

                  Yes [X]                                    No [ ]

    The registrant's revenues for its most recent fiscal year were $1,248,722.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2004: $6,374,840.

    At March 30, 2004, the registrant had outstanding 16,318,987shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    None.

    Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                             No [X]

                                Table of Contents

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              8

Item 3.  Legal Proceedings                                                    8

Item 4.  Submission of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities                       10

Item 6.  Management's Discussion and Analysis or Plan of Operation            12

Item 7.  Financial Statements                                                 20

Item 8.  Change in and Disagreements with Accountants on Accounting and       21
         Financial Disclosure

Item 8A. Controls and Procedures                                              21

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant                   22

Item 10. Executive Compensation                                               25

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          27

Item 12. Certain Relationships and Related Transactions                       28

Item 13. Exhibits and Reports on Form 8-K                                     29

Item 14. Principal Accountant Fees and Services                               30

         Signatures                                                           32

Forward Looking Statements

         Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. The Company's forward-looking statements generally relate to the prospects for future sales of the Company's products, the success of the Company's marketing activities, and the success of the Company's strategic corporate relationships. These statements are based upon assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors the Company's management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: the Company's ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; the Company's ability to obtain financing, if required, on terms acceptable to it, if at all; the success of the Company's research and development activities; competitive developments affecting its current products; its ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; the Company's ability to protect the Company's intellectual property; governmental laws and regulations affecting operations; the Company's ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
Item 1.   Description of Business

         Rush Financial Technologies, Inc., dba RushTrade(R) Group ("RSHF," "RushTrade Group" or "the Company") is a holding company that operates through two primary subsidiaries. The Company, a Texas corporation, was formed in September 1990 and commenced operations in March 1991 as Rushmore Capital Corporation. In 1997 the Company changed its name to Rushmore Financial Group, Inc., and on January 26, 2004 to its current name.

         RushGroup Technologies, Inc. ("RushGroup"), the Company's wholly-owned financial technology development subsidiary, develops and operates proprietary real-time portfolio management software products, order management systems, direct-access trading software applications and data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART), RushGroup offers real-time market data platforms and direct access products to meet the needs of active online investors, semi-professional traders or institutional portfolio managers and traders.

         RushTrade Securities, Inc. ("RushTrade"), a wholly-owned subsidiary of the Company and a fully disclosed introducing broker/dealer and member of NASD and SIPC, offers securities and online brokerage services to its retail customers utilizing RushGroup's software products. RushTrade customer trades are cleared through, and customer accounts are held at, Penson Financial Services, Inc. RushTrade is registered in all 50 U.S. states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

         The Company was founded as a traditional financial services company, which grew from a start-up into a retail brokerage organization for the sale of insurance and investment products. Management completed numerous acquisitions and integrated them into a retail brokerage organization with a nationwide account base and network of agents and registered representatives. The Company's common stock began trading on the Nasdaq SmallCap Market under the symbol "RFGI" following its initial public offering in April 1998. On August 23, 2002 the stock moved to the Nasdaq OTC Bulletin Board Market.

         In 2000, RushTrade Group launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, the Company introduced its direct access technology platform in August 2002 under its RushTrade(R) brand. Currently, management expects RushTrade revenues, growth in new accounts and trade volumes to continue their month-to-month and quarter-to-quarter increases, now that the RushTrade business unit has become the Company's primary source of revenue.

         As part of the Company's repositioning as a real-time financial technology development and direct access online financial services company, the board of directors approved a name change to Rush Financial Technologies, Inc., which became effective upon stockholder approval and the filing of amended articles of incorporation with the Secretary of the State of Texas in January 2004. With the name change, the Company's ticker symbol on the OTC Bulletin Board Market was changed to "RSHF."

Products

         RushGroup has exclusively developed and supports various software applications and proprietary products to meet the needs of active online investors: RushTrade Direct Pro, a Level II software-based product, RushTrade Direct Plus, a Level I software-based product and RushTrade Direct, a Level I browser-based product. The products provide customers and licensees of the RushGroup software with real-time quotes and charts, fast and reliable access to various markets and other advanced decision support and portfolio management tools.

         Using the RushGroup products, customers purchasing or selling shares of stock in most cases receive the best possible price because orders are sent directly to the particular Exchange or Electronic Communications Network (ECN) offering the best price on any particular stock at any given time. In contrast, most of the traditional online brokerage firms process customer orders through standard browser-based software that routes the order through the firm's trading desk or to third-party wholesalers with "payment for order flow" arrangements that normally inhibit the customers' price, speed and quality of execution.

         RushTrade Direct Pro meets the demands of more sophisticated online investors and semi-professional traders by providing advanced trading technologies and portfolio management tools in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II stock quotes, news, advanced charting, time and sales, research and RushTrade's proprietary DART. Experienced registered representatives provide customer service.

         The technological advancements made in RushTrade Direct Pro constitute the third generation (3G) of trading software platforms. RushTrade Direct Pro provides a clean and intuitive user interface through the use of multiple methods of accessing each tool and performing each task, and the utilization of advanced Windows(TM) functionality. RushTrade's Level II product user interface is designed to be much more efficient and "user friendly" than that of the competition.

         RushTrade Direct Pro software can be downloaded with less than a 1.6-megabyte requirement versus 10 to 15 megabytes required for most of the other competitive software platforms. While other competitive platforms require broadband data connections such as ISDN, DSL or T-1 connections, the Company believes that RushTrade Direct Pro is one of the only Level II software applications that will operate effectively with as little as a 56K dial up connection.

         While improving upon the user interface, RushGroup simultaneously developed decision support tools that provide many of the latest advanced trading technologies. These technologies include multiple order entry methods, sophisticated basket trading capabilities, conditional orders, parametric alerts and a stock market screening tool. These advanced decision support tools enable traders and active investors to quickly make more informed decisions.

RushTrade Direct Pro features include:

o    User defined alarms and screen alerts
o    Streaming, real-time Level II quotes
o    Direct access order routing utilizing DART
o    Conditional Orders, i.e., Trailing Stops, Make Best, etc.
o Powerful charting package including intra-day charts with numerous advanced studies
o    3G Board View (Watch list)
o    Real-time news available
o    A listing of several market indices with quotes
o    Multiple Level II books
o    Customizable tickers
o    Basket trading and order management
o    Real-time portfolio and account balances
o    Multiple account and sub-account management
o    Advanced order management and automated trading features
o    Customizable hot key setup
o    Time and sales studies

         RushTrade Direct Plus is the newest member of the RushTrade family of products. It is a hybrid of the Direct Pro and Direct platforms, is available without a monthly software fee and was developed for the active trader that needs streaming Level I data, advanced charting, real-time news and other functions available on the Direct Pro platform. RushTrade Direct Plus clients have access to the same customer service support that RushTrade Direct Pro users receive.

RushTrade Direct Plus features include:

o    Streaming Level I data
o    Advanced order execution
o    User defined alarms and screen alerts
o Powerful charting package including intra-day charts with numerous advanced studies
o    3G Board View (a  customizable  watch list for up to 30  securities)
o    Real-time news

         RushTrade Direct fulfills the needs of online investors by delivering real-time quotes and aggregated information from third party providers combined with RushTrade's DART. RushTrade Direct clients have access to the same customer service support that RushTrade Direct Pro users receive. RushTrade Direct is delivered to customers via the Internet and can be accessed from virtually any computer with a web browser.

RushTrade Direct features include:

o    Intraday and historical charts
o    Most active, % losers, % gainers
o    News headlines by symbol and by industry
o    Company and symbol lookup
o    Market summary
o    Online direct access order execution
o    A listing of several market indices with quotes

Technology

         RushGroup's DART is a proprietary smart order routing technology that provides advanced direct access trading capabilities to online investors. DART is directly connected to multiple Exchanges and Electronic Communication Networks (ECNs), allowing customers, in most cases, to bypass the "middlemen," brokers or Market Makers that have traditionally executed customer orders. ECNs receive orders that are executed against other orders within the ECN's electronic order book.

These market participants include:

o    Nasdaq SuperMontage(TM)System
o    ISI with connection to the NYSE SuperDOT
o    ABN Amro
o    Archipelago ECN
o    Instinet/Island ECN
o    BRUT ECN
o    Globe NET ECN
o    Crown Financial
o    NITE Trading Group
o    TRAC ECN

         Utilizing these multiple direct connections, DART automatically and continuously searches the entire market for the best price available and automatically sends the order to that particular market participant in a fraction of a second. DART continues to send the order until it is completed.

         DART's smart order routing is accomplished by an innovative proprietary trading algorithm, along with other features developed by RushGroup's software development team in collaboration with experienced traders and professional portfolio managers. RushGroup currently has under development additional Advanced Order Management Systems and risk management tools for deployment in both the retail and institutional markets.

Market Opportunity

         Online  trading  remains  a  dynamic  force  today   representing  over
one-third  of total  trading  volume on the New York Stock  Exchange and Nasdaq.

According to Bear Stearns & Co., Inc. there were over 20.5 million online retail trading accounts in the U.S. at the beginning of 2003, up 8% from 19 million in 2002 which was up from 17.4 million, an increase of almost 20% from 2001. "Semi-professionals" accounted for 83% of this trading volume.

         In the institutional market, new technologies have begun to erode the dominance previously enjoyed by a few large players such as Bloomberg, ILX/Thompson and Reuters. These companies have profited for years from a product offering of expensive, proprietary technology platforms that are complicated, bulky and cumbersome to use. Technological and regulatory trends have opened up opportunities for new providers, like RushTrade Group, which can more efficiently and cost effectively deliver financial tools and information.

         Many industry experts expect "direct-access to become an increasingly large part of trading operations and hedge funds in the U.S. and abroad and continue to dominate retail day trading with order volumes to steadily increase the next few years." We believe that RushTrade Group's market opportunity can be maximized by its robust multi-product offering with its superior functionality and ease of use; a low cost operational infrastructure; and a highly motivated and highly effective customer service support team to address receptive markets in both retail direct access online space as well as the institutional market.

Growth Strategy

         RushTrade Group has two core businesses with two primary channels of distribution for its products and services. Currently driving its revenue growth is a new generation direct access broker/dealer subsidiary, RushTrade Securities, Inc., an NASD and SIPC member, which is registered in all 50 U.S. states and accepts new customers from most foreign countries. RushTrade does not provide advice or make trade recommendations, all accounts are self-directed and customers meet strict suitability requirements.

         RushTrade is executing a low cost "guerrilla" sales and internet marketing strategy in addition to its strategic alliances that is producing double digit, quarter-over-quarter growth rates. RushTrade has received the exclusive endorsement of Steve Crowley's nationally syndicated American Scene Business Talk Radio which has been heard live daily in over 75 major markets from over 250 radio stations across the USA. RushTrade is currently using a web-advertising program on Google, CBS Market Watch, Big Charts, Kiplinger, Yahoo Finance, and others that is generating most of its current sales leads. RushTrade Group believes that it can position itself as a low cost leader in the retail direct access "space" as it prepares to launch its products and services in the institutional marketplace.

         On a stand-alone basis, the RushTrade business unit, in its first full year of operation, is already a proven and profitable business model, which is currently driving the Company's revenue growth. Later in 2004, the Company expects RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing real-time financial data services to other brokerage firms and financial institutions. RushGroup is expected to eventually take the lead in the Company's consolidated revenue growth. RushGroup plans to offer to the Institutional market, a $14 billion industry, a new-age platform that is efficient, complete and extremely price competitive. As the industry consolidates both vendors and costs, we believe that RushTrade Group can position itself to chip away market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

Strategic Alliances

         RushTrade has established important strategic alliances with eSignal, Knobias, Trade-Ideas, Online Trading Academy ("OTA") and others.

         eSignal, a division of Interactive Data Corporation (NYSE: "IDC"), provides global, real-time market data and decision support tools to active investors worldwide. RushTrade plans to integrate its Advanced Order Execution ("OMS") platform into the eSignal product in connection with a joint marketing alliance with eSignal. The RushTrade/eSignal product offering to the "high end" segment of the long-term investor and active trader market is expected to expand RushTrade's order flow, trade volume and revenue by exposing RushTrade's OMS to eSignal's customer base.

         OTA is an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. OTA is a recognized leader in the unique educational niche of live Direct Access Trading education. Using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction. To make the education even more attractive to traders, RushTrade reimburses OTA's students' tuition by offering commission discounts at RushTrade.

         Knobias, www.knobias.com is a financial information and news service provider which creates, consolidates, maintains and delivers a complete database of historical and real-time news, research content, fundamental data and other information covering the U.S. equities market.

Acquisition

         Effective August 31, 2002 the Company purchased all of the outstanding stock of GRO Corporation, which was renamed RushTrade Securities, Inc., in exchange for 1,150,000 shares of the Company's restricted common stock. This acquisition provided the Company with a broker-dealer with a proven expertise in direct access online brokerage, licensed in all 50 U.S. states. The consideration for the purchase of GRO was valued at $80,500, based on the fair value of the stock issued on the date of the purchase. The results of operations of the acquired entity are included in the consolidated operations of the Company from the acquisition date.

Significant Events

         During September 2003, the Company sold certain assets of Rushmore Securities Corporation for a purchase price of $225,000 to Brazos Holdings. The assets that were sold had been previously written down to zero. Accordingly, the entire consideration received was recorded as income and is presented in the accompanying consolidated statement of operations as "Gain on sale of assets." As of December 31, 2003, the Company had received the entire purchase price of $225,000.

         The Company has an estimated federal and state payroll tax obligation of $178,636 at December 31, 2003. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003 in addition to an estimated accrual for interest and penalties. There is no obligation for the third quarter, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

         At the Annual Meeting of Stockholders held on January 26, 2004, the Company's stockholders approved an increase of the Company's authorized shares to 50,000,000 from 10,000,000.

         Effective March 1, 2004 the Company acquired LostView Development Corporation, ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. RushTrade Group expects to benefit from the addition of LostView in several significant ways. By utilizing LostView's resources, RushGroup's software development capabilities will nearly double, accelerating its options and futures trading development. RushGroup will also be better positioned to quickly add new product enhancements, including the ability to capture market data directly from the financial exchanges. Moreover, RushTrade will gain additional levels of redundancy and fault tolerance for its products and services. Under the terms of the acquisition agreement, up to 1,500,000 shares of RSHF's restricted common stock will be issued, depending on various contingencies, in exchange for 100% of LostView's outstanding common stock and intellectual property assets. LostView's existing and on going development contracts and business relationships will be evaluated in light of
RushGroup's own development plan. RushGroup will also retain key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

Websites

         The Company maintains several websites for general information about the Company and marketing of the various software products. The websites are www.rushtrade.com, www.rushgroup.com and www.daytrade.com.

SEC filings

         At present, the Company does not post SEC filings on its website. The Company is not an Accelerated Filer as defined in Code 12b-2 of the Act, but intends to make its filings available in the near future.

Employees

         RushTrade Group has a total of 23 employees located in the Company's offices in Dallas, Texas. Twenty of these are full time and three are part-time employees. There are four employees in the corporate area, nine full time and two part time employees in RushTrade, and one part time and seven full time employees in RushGroup.

Regulation

         The Company's business is subject to a high degree of regulation. The securities business is one of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on the Company's operations.

         RushTrade is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect RushTrade's books and records to determine compliance with laws applicable to securities dealers.

         RushTrade Group's Management is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on its officers and employees, review and approval of business methods, compensation structures, advisory agreements and advertising.

Environmental Matters

         None of the Company's activities result in any discharge of hazardous materials or other environmental risks.

Item 2.   Description of Property

         The Company leases 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. With the purchase of LostView the Company acquired an additional 2,200 square feet in an office complex near the Galleria. The Company believes these facilities are adequate to meet its requirements at its current level of business activity.

Item 3.   Legal Proceedings

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         On January 16, 2003, eight former securities account customers of RSC filed for NASD arbitration against RSC contending that they made numerous investments in securities that a former account representative of RSC sold outside and away from his representation of RSC. The claimants allege the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. RSC denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. Currently, RSC is unable to estimate the ultimate liability, if any, related to this complaint. However, should this complaint be settled in favor of the former customers, any liability to RSC would have an adverse effect on the Company's financial condition.

         In June 2002, a former securities account customer of RSC filed for NASD arbitration against her former account representative and her successor brokerage firm. She improperly named the Company as respondent. The account representative settled this issue with the claimant for $11,000 on April 30, 2003. The Company issued the account representative $3,000 of 12% Senior Secured Convertible Bonds as an inducement to settle during 2003.

         In April 2003, a group of former securities representatives filed for NASD Dispute Resolution naming the Company, RSC and Mr. Dewey M. Moore, Jr. The former representatives are claiming $178,288 in commissions. RSC has unsuccessfully attempted to negotiate a settlement with the representatives and intends to vigorously defend the claim. The Company has estimated the ultimate liability related to this claim to be approximately $43,000 and accordingly has recorded an accrual for this amount in the financial statements. This issue is pending with a preliminary hearing scheduled on April 6, 2004.

         An employee consultant agency filed a claim in the Dallas County Court at Law on December 17, 2002 claiming that the Company failed to pay for services rendered in placing temporary workers in the amount of $41,630. The suit was settled on July 24, 2003 for $15,000 and 5,000 shares of the Company's common stock valued at $1,450 based on the fair value of the Company's stock on the date of issuance.

         In May 2003, a former securities account customer of RSC filed for NASD arbitration against their former account representative, the account representative's account manager, their local office and their successor brokerage claiming the investments were unsuitable and speculative and that their accounts decreased in value by $125,000. A response was made on May 28,

2003 with a preliminary hearing scheduled for April 12, 2004. The Company is currently unable to estimate the ultimate liability, if any, related to this complaint.

         In May 2003, a former securities account customer of RSC filed for NASD arbitration against her former account representative and their successor brokerage firm claiming their investments were unsuitable, speculative, negligent, grossly negligent and with negligent supervision. The complaint was settled in March 2004 for $5,000.

         On June 30, 2003, a former vendor filed a claim in the Dallas County Court claiming that the Company failed to pay for services rendered on a copier in the amount of $39,710. The Company has filed a counter claim alleging overcharges and improper installation of a software product caused the Company incalculable harm. A jury trial is set for June 6, 2004. The Company is currently unable to estimate the ultimate liability, if any, related to this complaint.

         On August 5, 2003, a financial daily business publication filed a claim in the Dallas County Court at Law claiming that the Company failed to pay for advertising in their publication in the amount of $4,513. This item was settled in December 2003 for $5,291.

         On October 10, 2003, a former securities account customer of RSC filed for NASD arbitration against their former account representative and their successor brokerage firm claiming his account decreased in value by $150,000 due to fraud, negligence, and breach of fiduciary duty. RSC was dismissed from this arbitration in March 2004.

         On November 12, 2003, a former vendor filed a claim in the Dallas County Court that the Company failed to pay for services rendered on the publication of Company documents in the amount of $11,865. The Company negotiated a settlement with the vendor for $7,408 in February 2004.

         On November 14, 2003, a former securities account customer of RSC filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. RSC has filed a response, and at present is unable to estimate the ultimate liability, if any, related to this complaint.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination, the Company has accrued a liability of $25,000 to account for a possible NASD fine.

         On March 18, 2004, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. The Company has not had adequate time to evaluate the claims in this matter, but disputes the claims and plans to file a timely answer. The Company is currently unable to estimate the ultimate liability, if any, related to this complaint.

         On February 10, 2004, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim, and the Company is currently unable to estimate the ultimate liability, if any, related to this complaint.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market  for  Common  Equity,  Related  Stockholder  Matters  and  Small
         Business Issuer for Purchases of Equity Securities

Market Information

         The Company's Common Stock is traded in the over-the-counter market on the OTCBB under the Symbol "RSHF."

         The quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The following table shows the price range of the Company's Common Stock for the time periods indicated:

     From               To               High            Low
----------------  ---------------    -------------   -------------
       1/1/2002 -      3/31/2002             0.61            0.16
       4/1/2002 -      6/30/2002             0.33            0.12
       7/1/2002 -      9/30/2002             0.15            0.04
      10/1/2002 -     12/31/2002             0.13            0.04
       1/1/2003 -      3/31/2003             0.13            0.06
       4/1/2003 -      6/30/2003             0.40            0.06
       7/1/2003 -      9/30/2003             0.50            0.17
      10/1/2003 -     12/31/2003             0.45            0.18

Holders

         As of  December  31,  2003 there  were 158  holders of record and about
1,300  beneficial  holders of the  Company's  Common  Stock.  There were also 39 holders of the  Company's  Preferred  Stock and 18 holders of the  Company's 12%
Senior Secured Convertible Bonds ("the Bonds").

Equity Compensation Plan Information

         The following table sets forth the equity compensation plan information at December 31, 2003:

                            (a)                        (b)                     (c)
                                                                                Number of securities
                                                                                remaining for future
                            Numberof securities  to    Weighted-average         issuance under equity
                            be issued upon exercise    exercise price of        compensation plans
                            of outstanding options,    outstanding options,     (excluding securities
Plan Category               warrants and rights.       warrants and rights.     eflected in column (a))
-------------------------   -----------------------    --------------------     -----------------------
Equity compensation plans
approved by security
holders                                   1,944,559                 $  0.39                      60,026
Equity compensation plans
not approved by  security
holders                                           -                       -                           -
                            -----------------------    --------------------     -----------------------
Total                                     1,944,559                 $  0.39                      60,026
                            =======================    ====================     =======================


Dividends

         The Company does not anticipate declaring any stock or cash dividends on its common shares in the foreseeable future and has deferred paying cash dividends on all preferred stock since the second quarter of 2002.

Recent Sales of Unregistered Securities

         Common Stock - Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act.


                               Number of        Offering      Exemption
          Date                  Shares           Price         Claimed
    ---------------          ------------    ------------   ------------
      February 2000   (2)          16,802           $1.30        (1)
           May 2000   (3)         166,667            1.35        (1)
          June 2000   (4)           5,000            2.38        (1)
          July 2000   (5)          16,240            1.00        (1)
     September 2000   (6)         650,000            1.00        (1)
      February 2001   (7)         906,400            0.75        (1)
           May 2001   (8)       1,000,000            0.50        (1)
          July 2001   (9)           3,245            0.55        (1)
        August 2001  (10)         300,000            0.29        (1)
       October 2001  (11)           5,317            0.40        (1)
      November 2001  (12)         370,418            0.29        (1)
       January 2002  (13)          34,379            0.28        (1)
      February 2002  (14)         121,500            0.20        (1)
         March 2002  (15)       1,223,050            0.25        (1)
     September 2002  (16)       1,287,026            0.15        (1)
      November 2002  (17)         400,000            0.15        (1)
      December 2002  (18)          90,000            0.15        (1)
         April 2003  (19)         146,250            0.14        (1)
          July 2003  (20)           7,000            0.29        (1)
       October 2003  (21)         108,484            0.25        (1)

         Preferred Stock - Registrant has sold and issued the shares of Preferred Stock described below within the past three years that were not registered under the Act.

                         Number of       Offering      Exemption
          Date            Shares          Price         Claimed
    ---------------    ------------    ------------   ------------
      January 2000            8,000          $25.00       (1)
         June 2000            5,520           25.00       (1)
        April 2001            7,080           10.00       (1)
          May 2001           17,200           10.00       (1)
          Jun 2001           16,180           10.00       (1)
    September 2001            1,000           10.00       (1)
     December 2001           31,500           10.00       (1)
      January 2002            2,000           10.00       (1)
     February 2002            1,000           10.00       (1)
        March 2002            3,500           10.00       (1)
        April 2002            3,500           10.00       (1)

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

(2) Exercise of stock options at prices from $1.625 to $1.875 per share, and grants of 5,000 shares at an average price of $0.04 per share.

(3) Consists of 166,667 shares of common stock issued to a single investor for sales proceeds of $225,000.

(4) Settlement of litigation for issuance of 5,000 shares of common stock and warrants for 35,000 shares of stock at a price of $2.375 per share. Registrant recorded expense of $82,238 in connection with this transaction, but received or paid no cash.

(5) Exchange of preferred stock for common stock to a single investor.

(6) Issuance of 650,000 shares of common stock to a group of six investors.

(7) Acquisition of the Northstar companies for 906,400 shares of our common stock.

(8) Consists of 1,000,000 shares of common stock issued to three investors for sales proceeds of $500,000.

(9) Issuance of common stock for preferred stock dividends.

(10)Issuance  of  300,000  shares  of  restricted   common  stock  for  investor
    relations consulting.

(11) Issuance of common stock for preferred stock dividends.

(12)Issuance of 32,500 shares of common stock for stock-based compensation, 40,000 shares of stock in settlement of certain expenses, 75,004 shares of common stock in connection with the exchange of restricted common shares and unrestricted common shares, and 222,914 shares of stock at an average price of $0.16 per share.

(13)Issuance of 7,520 shares of restricted common stock in settlement of certain expenses, 6,859 shares of restricted common stock for preferred stock dividends and 20,000 shares of restricted common stock for services.

(14)Issuance  of 7,500  shares  of  restricted  common  stock in  settlement  of
    certain  expenses  and  114,000  shares  of  restricted   common  stock  for
    stock-based compensation.

(15)Issuance of 1,200,000 shares of restricted common stock to acquire online traders, 15,050 shares of restricted common stock in settlement of certain expenses and 8,000 shares of restricted common stock as stock-based compensation.

(16)Issuance of 1,150,001 shares of restricted common stock in acquisition of GRO Corporation, 32,500 shares of restricted common stock for directors fees, 27,000 shares of restricted common stock in settlement of certain expenses, 57,525 shares of restricted common stock as a commission in the purchase of the outstanding shares of GRO Corporation and 20,000 shares of restricted common stock as stock-based compensation.

(17)Issuance of 400,000 shares of common stock in settlement of certain expenses under an S-8 filing.

(18)Issuance of 90,000 shares of common stock in settlement of certain expenses under an S-8 filing.

(19)Issuance of 147,500 shares of restricted common stock for stock-based compensation.

(20)Issuance of 7,000 shares of restricted common stock to settle a legal claim and related expenses.

(21)Issuance of 108,484 shares of common stock for stock-based compensation relating to an employee incentive stock purchase plan.

Item 6.   Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Report. Certain statements contained in this Annual Report and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. The Company's forward-looking statements generally relate to the prospects for future sales of the Company's products, the success of the Company's marketing activities, and the success of the Company's strategic corporate relationships. These statements are based upon assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors the Company's management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: the Company's ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; the Company's ability to obtain financing, if required, on terms acceptable to it, if at all; the success of the Company's research and development activities; competitive developments affecting its current products; its ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; the Company's ability to protect the Company's intellectual property; governmental laws and regulations affecting operations; the Company's ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         Rush Financial Technologies, Inc., dba RushTrade Group ("RSHF," "RushTrade Group" or "the Company") is a holding company that operates through two primary subsidiaries. The Company, a Texas corporation, was formed in September 1990 and commenced operations in March 1991 as Rushmore Capital Corporation. In 1997 the Company changed its name to Rushmore Financial Group, Inc., and on January 26, 2004 to its current name.

         RushGroup Technologies, Inc. ("RushGroup"), the Company's financial technology development subsidiary, develops and operates proprietary real-time portfolio management software products, order management systems, direct access trading software applications and data services center. Utilizing a number of proprietary technologies and its exclusive DART, RushGroup offers real-time market data platforms and direct access products to meet the needs of active online investors, semi-professional traders or institutional portfolio managers and traders.

         RushTrade Securities, Inc. ("RushTrade"), a wholly-owned subsidiary of the Company and a fully disclosed introducing broker/dealer and member of NASD and SIPC, offers securities and online brokerage services to its retail customers utilizing RushGroup's software products. RushTrade customer trades are cleared through, and customer accounts are held at, Penson Financial Services, Inc. RushTrade is registered in all 50 U.S. states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

         Following more than a decade of experience in the traditional financial services industry, management over the past two years has divested or redeployed assets in an aggressive re-positioning strategy for RushTrade Group to capitalize on the rapidly expanding market for real-time financial services technologies and direct access online trading that is revolutionizing the online brokerage and institutional trading industry. In 2000, the Company launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing the Company introduced its direct access technology platform in August 2002 under its RushTrade brand. Management currently expects RushTrade revenues, growth in new accounts and trade volumes to continue their month-to-month and quarter-to-quarter increases now that the RushTrade business unit has become the Company's primary source of revenue. Management expects future revenues from licensing RushGroup's software trading platforms to other broker-dealers, institutional investors and financial institutions, but to date has received minimal revenue from this source.

         RushTrade's premier online trading platform utilizes RushGroup's exclusive, proprietary DART and offers various software applications and direct access trading products to meet the needs of active online investors. These technologies are designed to provide the fastest quotes and the highest quality trade executions in the U.S. equities markets, including multiple direct access trading routes, streaming real-time quotes, charts and other advanced decision support tools.

         The RushTrade business model integrates state-of-the-art technology and low cost operational infrastructure with a trader education program that serves to generate end-user customers. Management believes that RushTrade Group's marketing programs, strategic alliances and potential licensing arrangements give the Company the opportunity for significant revenue growth.


Plan of Operation

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003, the Company's current liabilities exceeded its current assets by $2,013,601 and the Company incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002.
Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has taken several steps to increase cash by the use of borrowings and equity. During 2003 the Company raised $837,500 through the sale of 12% Senior Secured Convertible Bonds (`the Bonds"). The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. As of December 31, 2003 the Bond offering was fully subscribed. The Company will attempt to raise additional funds through a similar debt or equity offering during 2004.

         RushTrade is executing a low-cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that are producing desired results. RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic that generate most of its current sales leads. RushTrade believes that it can position itself as a low-cost leader in the retail direct access
"space" as the Company prepares to launch RushGroup products and financial market data services in the institutional marketplace later in 2004.

         Since the release of the RushTrade products in late 2002, RushTrade has experienced substantial month over month increases in new accounts, shares traded volume and/or customer account assets.

The number of RushTrade customer accounts and corresponding customer assets have grown as follows:

    As of        Total      Securities       Cash          Total           Margin          Total
     Date       Accounts       Value        Balance        Assets           Debt          Equity
--------------------------------------------------------------------------------------------------
  9/30/2002        95      $ 1,492,474   $ 1,671,317    $ 3,163,791     $  (27,652)    $ 3,136,139
  12/31/2002      140        4,335,121     1,984,429      6,319,550       (318,152)      6,001,398
  1/31/2003       190        5,608,639     4,501,291     10,109,930       (829,355)      9,280,575
  2/28/2003       225       10,415,611     5,188,474     15,604,085     (1,426,446)     14,177,639
  3/31/2003       301       11,552,613     4,803,235     16,355,848     (1,169,472)     15,186,376
  4/30/2003       421       14,054,217     6,765,568     20,819,785     (1,468,478)     19,351,307
  5/31/2003       522       15,434,623     8,304,606     23,739,229     (1,799,998)     21,939,231
  6/30/2003       636       18,794,159     9,141,242     27,935,402     (2,598,923)     25,336,479
  7/31/2003       751       20,419,951     9,993,480     30,413,430     (2,701,092)     27,712,338
  8/31/2003       856       22,312,506    10,612,005     32,924,511     (3,148,393)     29,776,118
  9/30/2003      1,001      20,740,815    10,992,947     31,733,762     (2,075,382)     29,658,380
  10/31/2003     1,116      21,590,111    11,396,924     32,987,035     (1,261,640)     31,725,395
  11/30/2003     1,185      23,325,859    12,693,979     36,019,838     (1,467,801)     34,552,037
  12/31/2003     1,272      27,818,441    12,940,421     40,758,862     (1,811,751)     38,947,111


The following table shows the 2003 and through March 2004 activity level of the RushTrade Securities, Inc. customer base:

     For the           Number            Number         Number of
    Month of         of Trades         of Shares      New Accounts
------------------   ---------        -----------     ------------
January 2003             3,414          3,596,532           50
February 2003            3,851          3,583,894           35
March 2003               4,521          3,039,325           76
April 2003               7,019          4,242,451          120
May 2003                 8,178         10,029,062          101
June 2003               11,054          8,772,640          114
July 2003               10,839         11,632,790          115
August 2003             10,112         12,672,975          105

September 2003          13,315         32,177,054          145
October 2003            15,700         39,072,872          115
November 2003           14,746         54,738,776           69
December 2003           16,311         47,055,892           87

         RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate both subscription-based and transaction-based revenue. RushTrade believes it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002 new sales representatives have been hired to generate additional sales leads. Additionally, the Company is using Internet advertising to provide leads for its sales representatives. The Company believes it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. However, there can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due, or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

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

Capitalization of Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, the total of all capitalized software development costs was $2,326,383 and $2,215,377, respectively. During 2003 and 2002, the Company amortized $692,316 and $345,822 of software cost, respectively, using an estimated useful life of three years.

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

Recognition of Commission Revenue and Fees

         Commission revenue on securities transactions (and related expense) is recorded on a trade date basis.

Results of Continuing Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RSC and RushTrade offer broker/dealer services and their operations have been included in the Investment Services segment. Rushmore Insurance Service's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushGroup Technologies, Inc., formerly RushTrade Software Services, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to generate a significant stream of revenue for the Company. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has received only minimal revenue to date related to the Software Services segment. During the first six months of 2002 the Company did not incur any expenses related to this source since all direct costs related to this activity were being capitalized.

Revenues

         Total revenues decreased $2,682,594, or 68% from $3,931,316 in 2002 to $1,248,722 in 2003, reflecting the decrease in revenue from Investment Services from $3,915,346 in 2002, to $1,236,086 in the year ended 2003. The decrease in revenues is primarily due to the Company's decision to reposition itself into a direct access brokerage firm and a real-time technology development company. To facilitate this transition the Company divested most of its retail brokerage operations. As a result of this divestiture, a majority of retail brokers were terminated resulting in a rapid decline in the Company's revenues. This decrease was partially offset by increases in RushTrade revenue. Future revenues for Investment Services is expected to be derived almost entirely from the RushTrade direct access brokerage operations with only residual revenues from the retail securities and insurance areas.

         While total revenues from Investment Services decreased, one division of our Investment Services group, the RushTrade online brokerage, showed a dramatic increase in revenues from $114,131 in 2002 to $1,056,479 in 2003, a 926% increase. The Company expects revenues from the RushTrade business unit to continue to increase in 2004. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

         At present, the Company has received only minimal revenue from Software Services. RushGroup released the RushTrade platforms in late 2002 with a marketing effort beginning in December 2002. The Company has had contact with several institutions and brokerages about the licensing of various software components or applications of the RushTrade platforms, but at present none have been consummated. Management expects this source of revenue to be an important part of the Company's future. With the March 2004 purchase of LostView and its proven stream of revenue, the Company expects to see significant growth in this segment during the coming year. Once the Back Office Management ("BOM") tool is completed and the service bureau agreement with the NASD is approved, both of which are expected to occur in 2004, RushGroup's real-time market data services and software trading platforms will be ready for deployment in the marketplace.

Expenses

         Total expenses decreased $3,675,693, or 53%, from $6,989,051 in 2002 to $3,313,358 in 2003. This decrease is consistent with the Company's decrease in revenues. Commission expenses in Investment Services decreased from $2,451,348 in 2002 to $103,476 in 2003, a decrease of $2,347,872 or 96% from 2002 to 2003.
The decrease is generally attributable to the reduction in commission revenue due to the release or sale of virtually all the customer accounts related to the outside independent sales representatives of RSC acquired in February and March 2001. Management expects commission expenses will be a minor component of overall expenses in the future.

         Other Investment Service expenses increased from $620,291 in 2002 to $933,142 in 2003, an increase of $312,851, amounting to a 51% increase from 2002 to 2003. In general this is attributable to the increase in marketing related cost associated with the new RushTrade business model. In 2002 advertising cost related to the acquisition of new RushTrade customer accounts was approximately $32,000 compared to over $144,000 in 2003, an increase of $112,000.
Additionally, salaries paid for marketing increased over $237,000 from 2002 to 2003. As RushTrade revenues increase, the infrastructure necessary to support the expansion of the customer base will further increase. RushTrade will need to add customer support personnel and additional software sales representatives in order to continue to increase revenue and support the acquisition of additional customer accounts.

         General and administrative expenses decreased by $609,829, from $2,086,817 in the year ended 2002, to $1,476,988 in 2003, a 29% reduction, as a result of management's efforts to reduce overall expenses. Primarily this is due to the reduction in consulting fees from $565,139 in 2002 to $70,132 in 2003 and the reduction in health care cost from $210,604 in 2002 to $58,515 in 2003.

Management continues to identify areas to reduce expenses and very aggressively pursues renegotiation of existing contracts and services when appropriate. With the expected increase in RushTrade revenues, the infrastructure necessary to support the additional business activity will increase.

         The decreases in expenses were offset by an increase in depreciation and amortization of $255,693 from 2002 to 2003. The increase in depreciation and amortization is the result of amortizing the capitalized software development costs over the full year in 2003 versus six months in 2002.

         Further contributing to the decrease in expenses are two non-cash expenses the Company realized in 2002. First, during June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of RSC. Remaining goodwill associated with this business totaled $1,253,933 at the time of the sale. As a result of this transaction, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state goodwill at its estimated net realizable value of $211,905, which represented the total expected amounts to be received in connection with the sale. Empire failed to make the required remaining payments, thus the Company wrote off the remaining goodwill totaling $132,441, which was considered to be impaired in 2002.

         Second, during 2002, the Company wrote off certain property and equipment no longer in use, and recognized an impairment loss during 2002 of $112,067.

         During September 2003, the Company sold certain assets of RSC for a purchase price of $225,000 to Brazos Holdings. Primarily the assets sold were mutual fund trailing commissions. Accordingly, the entire consideration received was recorded as income and is presented in the consolidated statement of operations as "Gain on sale of assets." As of December 31, 2003, the Company had received the entire purchase price of $225,000.

         During 2003, the Company settled, for $45,000, certain liabilities totaling approximately $112,000, for a gain of approximately $67,000. Additionally, during 2003 holders of the convertible bonds elected to convert their bonds into the Company's common stock. To settle accrued interest and dividends totaling $95,338, the Company issued the holders common stock at a rate equal to their conversion price. Since the fair value of the Company's common stock was greater than the conversion price on the date of issuance, a loss was recorded for the difference totaling $126,981. The Company's net loss on settlement of liabilities during 2003 was $59,893.

         Interest expense increased $502,517 from $73,901 in 2002 to $576,418 in 2003. Primarily, the increase is due to the amortization of debt discount and deferred financing fees of $403,166. This primarily relates to the beneficial conversion of the bonds more fully described in Note 17 of the Financial Statements.

         Management believes its recent transition away from retail brokerage operations and into a direct access brokerage firm and a real-time technology development company is succeeding, as evidenced by our improved bottom line. Our net loss improved to $2,475,497, or $0.25 per share, for the year ended 2003, from a net loss for 2002 of $3,131,636, or $0.40 per share, because our reduced expenses exceeded our reduced revenue. Our net loss per share from 2002 to 2003 improved by 38%, while our total net loss improved by 21%. Management believes that the Company's current operational structure will allow us to reduce our net loss and achieve a level of profitability by year-end 2004.

Liquidity

         Cash Flows from Operating Activities. The Company's net loss of $2,475,947 for the year ended December 31, 2003 included non-cash expenses consisting of depreciation and amortization of $799,752, the issuance of common stock for services, expenses and compensation at fair value of $49,172, the loss on settlement of liabilities of $59,895, and amortization of deferred financing fees and debt discount of $403,166. Cash flows from operating activities were increased by a gain on the sale of an asset of $225,000, increased by a decrease in receivables of $14,808, an increase in accounts payable and accrued liabilities of $489,766, and by a decrease in prepaid expenses of $80,804, offset by an increase in other receivables of $43,000, yielding a net cash flow used by operating activities in the amount of $846,584. The changes in operating assets and liabilities were primarily caused by the Company's negative cash flow.

         The Company had a loss of $3,131,636 for the year ended December 31, 2002. This amount was adjusted for non-cash expenses consisting of depreciation and amortization of $544,059, the issuance of common stock for expenses and compensation at fair value of $107,976, common stock options issued for services of $167,491, the write off of impaired goodwill of $1,174,469, the write off of property and equipment of $112,067, and amortization of deferred financing fees and debt discount of $15,787. Cash flows from operating activities were increased by a decrease in receivables of $325,156, an increase in accounts payable and accrued liabilities of $124,922, and by a decrease in prepaid expenses of $144,703, yielding a net cash flow used by operating activities in the amount of $415,006.

         Cash Flows From Investing Activities. Cash flow provided by investing activities during the year ended December 31, 2003 was $104,592, due to capitalizing $111,006 in development costs related to the RushTrade direct access software and fixed asset purchases totaling $9,402, offset by $225,000 in cash received from the sale of assets.

         Cash flow used by investing activities during the year ended December 31, 2002 was $425,130, primarily due to capitalizing $476,120 in development costs related to the RushTrade direct access software and asset purchases totaling $28,474, offset by $79,464 in cash received from the sale of assets.

         Cash Flows from Financing Activities. During the year ended December 31, 2003, the Company had cash flows from financing activities of $848,802 from the following sources: $70,000 from advances from related parties, and $837,500 from borrowings. The Company paid $20,948 as payments on notes payable and reduced a bank overdraft of $37,750 during 2003.

         During the year ended December 31, 2002, the Company had cash flows from financing activities of $642,653 from the following sources: $100,000 from the sale of preferred stock, and $590,000 from borrowings. The Company paid $47,754 on notes payable and $38,184 as preferred stock dividends.

         Credit Facilities and Resources. The Company's cash and cash equivalents available for operations at December 31, 2003 were $171,088, compared to $64,278 at December 31, 2002. The Company's requirements for normal cash expenditures, as well as costs for the further development and marketing of the proprietary online RushTrade business unit and RushGroup ongoing software developments, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

         On March 26, 2002 and March 28, 2002, the Company issued two convertible notes, each for $100,000. The note issued on March 28, 2002 was issued to a related party. These notes bear interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest are due and payable in a single installment on April 1, 2005. The holders of the notes have the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater. The Company calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and determined that the conversion feature of these notes is not beneficial.

         On May 10, 2002, the Company issued two convertible notes, one for $66,667 and one to a related party for $33,333. These notes bear interest at 9% per annum that is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest are due and payable on April 1, 2005. The holder of the notes has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share. The Company has calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 and recorded approximately $14,000 as debt discount. This debt discount is being amortized as interest expense over the three-year term of the notes. At December 31, 2003 and 2002, the Company has recorded approximately $4,545 and $2,000, respectively, of interest expense related to the amortization of the debt discount.

         On  October  16,  2002  and  November  11,  2002  the  Company   issued
convertible notes to a related party for $120,000 and $65,000, respectively, that bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least $2,000,000 from a debt offering. The notes were convertible into the Bonds; however, the holder failed to exercise his conversion feature and the Bond issue is complete. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. Both of these notes are past due and the Company is in discussions with the holder on repayment or conversion into an equity instrument. The Company has recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF 98-5, the Company is amortizing the debt discount as interest expense over the six-month term of the note. For the years ended December 31, 2003 and 2002, the Company recorded approximately $17,000 and $5,000, respectively, of interest expense related to the amortization of the debt discount.


         During 2002, the Company issued 10,000 shares Series 2002A  Convertible
Preferred Stock for proceeds of $100,000 paying quarterly dividends at 9% on its par value of $10 per share each year if funds are  lawfully  available,  and, if not,  will be  accumulated  and paid on the  next  dividend  date if  funds  are available,  plus interest at the 9% dividend  rate. No dividends will be payable on Common  Stock if any payment of a Preferred  Stock  dividend has been unpaid.
Shares of Preferred  Stock carry no voting rights except as are provided by law,
including  the  right  to  vote  as  a  class  to  approve   certain   corporate
transactions, such as charter amendments and mergers. Holders of Preferred Stock are  entitled  to  receive a  payment  in the  amount of $10 per share  plus any accumulated but unpaid dividends in the event the Company is liquidated,  before the Company  makes any payment to the  holders of Common  Stock with  respect to their shares.  The Series 2002A Convertible  Preferred Stock is convertible into
Common Stock at a rate of $1.00 per share.

         During 2003, the Company issued the Bonds for proceeds of $837,500, had $95,000 of preferred stock convert into the Bonds, issued $12,500 of the Bonds as payment for accounts payable, compensation and legal settlement, and issued
$15,000 of the Bonds as repayment of an advance from a related party. The Bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The
Company may force conversion of the Bonds if the stock trades above $2.00 per share on 10 consecutive trading days. The Bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the years ended December
31, 2003 and 2002 was $377,526 and $0, respectively.

         During 2002, the Company issued Bonds for proceeds of $105,000, had one related party note payable in the amount of $50,000 convert into Bonds and had $385,000 of preferred stock convert into the Bonds. In accordance with EITF
98-5, the Company determined that the conversion feature of these Bonds is not beneficial.

         During 2003, holders of $828,000 of the Bonds elected to convert into 5,509,583 shares of the Company's common stock. The Company did not have an adequate number of shares available to issue these shares to the holders of the Bonds and as a result has recorded pending stock issuances of $828,000 as a separate component of stockholder deficit. During 2004 the stockholders approved an increase in the number of outstanding shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued the common stock related to the conversion of the Bonds.

         Going Concern. At December 31, 2003 the Company's current liabilities exceeded its current assets by $2,013,601. Further, the Company has experienced cumulative net losses of $5,607,583 over the past two years. A discussion of these items, and Management's operating plans for the future, are more fully described in the section "Plan of Operation" beginning on page 13 of this document.

Payment Due by Period

         The following table illustrates the Company's outstanding debts and the terms of that debt:

                                                            LESS                                MORE
                                                           THAN 1                               THAN
CONTRACTUAL OBLIGATIONS                       TOTAL         YEAR     1-3 YEARS    3-5 YEARS    5 YEARS
-------------------------------------------------------------------------------------------------------

Long-Term Debt, net of debt discount of
$123,521                                  $ 1,033,479    $ 185,000   $ 284,128    $ 564,351     $    -
Capital Lease Obligations                      31,452       31,452           -            -          -
Operating Leases                              150,208       73,624      76,584            -          -
Purchase Obligations                                -            -           -            -          -
                                         --------------------------------------------------------------
Total                                     $ 1,215,139    $ 290,076   $ 360,712    $ 564,351     $    -
                                         ==============================================================

Market Risk

         The Company markets investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.

Item 7.  Financial Statements

Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                            Page
                                                                            ----
Report of Independent Auditors                                               F-1
Consolidated  Balance Sheets at December 31, 2003 and 2002                   F-2
Consolidated  Statements  of  Operations  for the Years Ended
December 31, 2003 and 2002                                                   F-3
Consolidated  Statements of Shareholders' Equity (Deficit) for the
Years Ended December 31, 2003 and 2002                                       F-4
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003 and 2002                                                   F-5
Notes to Consolidated Financial Statements                                   F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Rush Financial Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Rush Financial Technologies, Inc., (formerly Rushmore Financial Group, Inc.) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the Company's audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Financial Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003, the Company's current liabilities exceeded its current assets by $2,013,601 and the Company incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002. These conditions, among others described in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KBA GROUP LLP
Dallas, Texas
April 1, 2004







               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                              ASSETS                                            2003             2002
                                                                            ------------    ------------
Current assets
     Cash and cash equivalents                                              $    171,088    $     64,278
     Accounts receivable                                                          17,008          31,816
     Other receivables                                                            43,000            --
     Prepaid expenses and deposits                                                84,043         164,847
                                                                            ------------    ------------
          Total current assets                                                   315,139         260,941
                                                                            ------------    ------------
Capitalized software development costs, net of
     accumulated amortization                                                  1,288,245       1,869,555
Property and equipment, net of accumulated depreciation                           81,359         133,893
Intangibles, net                                                                 213,500          65,000
Deferred financing fees, net                                                      19,630          33,486
                                                                            ------------    ------------
          Total assets                                                      $  1,917,873    $  2,362,875
                                                                            ============    ============

               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Bank overdraft                                                         $       --      $     37,750
     Accounts payable                                                            788,826         757,134
     Accrued expenses and other liabilities                                      967,817         620,166
     Liabilities acquired in 2001 acquisition                                    332,098         332,098
     Convertible notes payable to related parties                                185,000         185,000
     Advances from related parties                                                55,000            --
                                                                            ------------    ------------
          Total current liabilities                                            2,328,741       1,932,148
                                                                            ------------    ------------

Long-term notes payable                                                           31,452          52,400
Convertible notes payable (including $122,007 and $113,252 due to related parties), net of unamortized debt discount of $15,872
     and $27,656 at December 31, 2003 and 2002, respectively                     284,128         272,344
Convertible bonds payable (including $0 and $300,000 due to related parties) net of unamortized debt discount of $107,649 and $0
     at December 31, 2003 and 2002, respectively                                 564,351         540,000

Commitment and contingencies

Shareholders' deficit
     Preferred stock - cumulative; $10 par value; 14,063 shares
          issued and outstanding; liquidation preference of $10 per share        140,630         140,630
     Preferred stock - convertible cumulative; $10 par value; 54,480
          and 2002, respectively; liquidation preference of $10 per share        544,800         639,800
     Common stock - $0.01 par value, 10,000,000 shares authorized;
          9,960,444 and 9,895,588 shares issued at December 31, 2003
          and 2002, respectively                                                  99,604          98,956
     Common stock subscriptions receivable                                        (3,277)         (3,277)
     Common stock pending issuance                                             1,050,319            --
     Common stock issued for assets not yet received                             (36,000)       (230,000)
     Additional paid in capital                                               12,768,184      12,419,638
     Treasury stock, at cost - 0 and 196,878 shares issued at
          December 31, 2003 and 2002, respectively                                  --          (120,652)
     Accumulated deficit                                                     (15,855,059)    (13,379,112)
                                                                            ------------    ------------
          Total shareholders' deficit                                         (1,290,799)       (434,017)
                                                                            ------------    ------------
          Total liabilities and shareholders' deficit                       $  1,917,873    $  2,362,875
                                                                            ============    ============


       See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002

                                                                    2003            2002
                                                                ------------    ------------
 Revenue:
         Investment services                                    $  1,236,086    $  3,915,346
         Other revenue                                                12,636          15,970
                                                                ------------    ------------
                  Total revenue                                    1,248,722       3,931,316
                                                                ------------    ------------

 Expenses:
         Investment services                                       1,036,618       3,071,639
         General and administrative                                1,476,988       2,086,817
         Write off of impaired goodwill                                 --         1,174,469
         Write off of property and equipment                            --           112,067
         Depreciation and amortization                               799,752         544,059
                                                                ------------    ------------
                   Total expenses                                  3,313,358       6,989,051
                                                                ------------    ------------

 Operating loss                                                   (2,064,636)     (3,073,735)

 Other income (expense):
         Gain from sale of assets                                    225,000            --
         Loss on settlement of liabilities                           (59,893)           --
         Interest expense                                           (576,418)        (73,901)
                                                                ------------    ------------

 Net loss                                                       $ (2,475,947)   $ (3,131,636)
                                                                ============    ============


Basic and diluted net loss per share attributable
         to common shareholders                                 $      (0.25)   $      (0.40)
                                                                ============    ============

Weighted average common shares outstanding, basic and diluted     10,159,906       8,080,019
                                                                ============    ============


     See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2003 and 2002


                                                                                                               Additional
                                               Preferred             Common Stock            Subscription       Paid In
                                                Stock          Shares           Amount        Receivable        Capital
                                             ------------    ------------    ------------    ------------    ------------
Balances, January 1, 2002                    $  1,005,430       7,229,633    $     72,296    $     (4,118)   $ 12,154,388

    Issuance of 10,000 shares of
       preferred stock for cash                   100,000            --              --              --              --
    Common stock issued for
       preferred stock dividends                     --             6,859              69            --               (69)
    Common stock issued for
       prepaid asset                                 --         1,200,000          12,000            --           288,000
    Receipt of asset purchased
       with common stock                             --              --              --              --              --
    Common stock issued for
       acquisition of GRO                            --         1,150,001          11,500            --            69,000
    Common stock issued
       for services                                  --           799,095           7,991            --            99,985
    Issuance of stock options
       recorded as consulting expense                --              --              --              --           167,491
    Preferred stock dividends
       paid in cash                                  --              --              --              --           (38,184)
    Preferred stock dividends
       accrued                                       --              --              --              --           (42,432)
    Fair value of warrants issued
       recorded as deferred financing fees           --              --              --              --            41,569
    Debt issued with beneficial
       conversion feature recorded as debt
       discount                                      --              --              --              --            35,360
    Preferred stock converted
       into convertible                          (325,000)           --              --              --           (60,000)
    Cancellation of treasury stock                   --          (490,000)         (4,900)           --          (295,470)
    Cash received on common
       stock subscriptions                           --              --              --               841            --
    Net loss                                         --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2002                       780,430       9,895,588          98,956          (3,277)     12,419,638
    Preferred stock dividends
       accrued                                       --              --              --              --           (64,501)
    Common stock issued for
       services                                      --             2,000              20            --               520
    Common stock issued as
       compensation                                  --           254,734           2,547            --            44,735
    Common stock issued as
       payment of accrued interest
       and dividends                                 --              --              --              --              --
    Common stock issued for
       legal settlement                              --             5,000              50            --             1,300
    Receipt of asset purchased
       with common stock                             --              --              --              --              --
    Preferred stock converted into
       convertible bonds                          (95,000)           --              --              --              --
    Conversion of bonds into
       common stock                                  --              --              --              --              --
    Beneficial conversion feature
       of convertible bonds                          --              --              --              --           485,175
    Cancellation of treasury stock                   --          (196,878)         (1,969)           --          (118,683)
    Net loss                                         --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2003                  $    685,430       9,960,444    $     99,604    $     (3,277)   $ 12,768,184
                                             ============    ============    ============    ============    ============

                                                                Common          Common
                                                             Stock Issued       Stock
                                              Accumulated    For Asset Not     Pending        Treasury
                                                Deficit      Yet Received      Issuance         Stock           Total
                                             ------------    ------------    ------------   ------------    ------------
Balances, January 1, 2002                    $(10,247,476)   $       --      $       --     $   (421,022)   $  2,559,498

    Issuance of 10,000 shares of
       preferred stock for cash                      --              --              --             --           100,000
    Common stock issued for
       preferred stock dividends                     --              --              --             --              --
    Common stock issued for
       prepaid asset                                 --          (300,000)           --             --              --
    Receipt of asset purchased
       with common stock                             --            70,000            --             --            70,000
    Common stock issued for
       acquisition of GRO                            --              --              --             --            80,500
    Common stock issued
       for services                                  --              --              --             --           107,976
    Issuance of stock options
       recorded as consulting expense                --              --              --             --           167,491
    Preferred stock dividends
       paid in cash                                  --              --              --             --           (38,184)
    Preferred stock dividends
       accrued                                       --              --              --             --           (42,432)
    Fair value of warrants issued
       recorded as deferred financing fees           --              --              --             --            41,569
    Debt issued with beneficial
       conversion feature recorded as debt
       discount                                      --              --              --             --            35,360
    Preferred stock converted
       into convertible                              --              --              --             --          (385,000)
    Cancellation of treasury stock                   --              --              --          300,370            --
    Cash received on common
       stock subscriptions                           --              --              --             --               841
    Net loss                                   (3,131,636)           --              --             --        (3,131,636)
                                             ------------    ------------    ------------   ------------    ------------
Balances, December 31, 2002                   (13,379,112)       (230,000)           --         (120,652)       (434,017)
    Preferred stock dividends
       accrued                                       --              --              --             --           (64,501)
    Common stock issued for
       services                                      --              --              --             --               540
    Common stock issued as
       compensation                                  --              --              --             --            47,282
    Common stock issued as
       payment of accrued interest
       and dividends                                 --              --           222,319           --           222,319
    Common stock issued for
       legal settlement                              --              --              --             --             1,350
    Receipt of asset purchased
       with common stock                             --           194,000            --             --           194,000
    Preferred stock converted into
       convertible bonds                             --              --              --             --           (95,000)
    Conversion of bonds into
       common stock                                  --              --           828,000           --           828,000
    Beneficial conversion feature
       of convertible bonds                          --              --              --             --           485,175
    Cancellation of treasury stock                   --              --              --          120,652            --
    Net loss                                   (2,475,947)           --              --             --        (2,475,947)
                                             ------------    ------------    ------------   ------------    ------------
Balances, December 31, 2003                  $(15,855,059)   $    (36,000)   $  1,050,319   $       --      $ (1,290,799)
                                             ============    ============    ============   ============    ============

          See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

            CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years ended
                           December 31, 2003 and 2002

                                                                                    2003           2002
                                                                                -----------    -----------
Cash flows from operating activities:
     Net loss                                                                   $(2,475,947)   $(3,131,636)
     Adjustments to reconcile net loss to net cash used
         in operating activities
              Common stock issued for compensation, services and expenses            49,172        107,976
              Fair value of common stock options issued for services                   --          167,491
              Write off of impaired goodwill                                           --        1,174,469
              Write off of property and equipment                                      --          112,067
              Depreciation and amortization                                         799,752        544,059
              Loss on settlement of liabilities                                      59,893           --
              Gain on sale of certain assets                                       (225,000)          --
              Amortization of deferred financing fees                                13,856          8,083
              Amortization of debt discount                                         389,310          7,704
              Change in assets and liabilities, net of effect of acquisition:
              (Increase) decrease in assets:
                   Accounts receivable                                               14,808        325,156
                   Other receivables                                                (43,000)          --
                   Prepaid expenses and deposits                                     80,804        144,703
              Increase (decrease) in liabilities:
                  Accounts payable                                                   37,192        273,390
                  Accrued expenses and other liabilities                            452,576       (148,468)
                                                                                -----------    -----------
Net cash used in operating activities                                              (846,584)      (415,006)
                                                                                -----------    -----------

Cash flows from investing activities:
         Purchase of equipment                                                       (9,402)       (28,474)
         Capitalization of software development costs                              (111,006)      (476,120)
         Cash received from sale of assets                                          225,000         79,464
                                                                                -----------    -----------
Net cash provided by (used in) investing activities                                 104,592       (425,130)
                                                                                -----------    -----------

Cash flows from financing activities:
         Bank overdraft                                                             (37,750)        37,750
         Proceeds from sale of common stock                                            --              841
         Proceeds from sale of preferred stock                                         --          100,000
         Preferred stock dividends paid                                                --          (38,184)
         Payments on notes payable                                                  (20,948)       (47,754)
         Net advances from related parties                                           70,000           --
         Proceeds from convertible notes payable, including $318,333
              from related parties                                                     --          485,000
         Proceeds from convertible bonds, including $12,500 and $0
              from related parties                                                  837,500        105,000
                                                                                -----------    -----------
Net cash provided by financing activities                                           848,802        642,653
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                106,810       (197,483)
Cash and cash equivalents at beginning of year                                       64,278        261,761
                                                                                -----------    -----------
Cash and cash equivalents at end of year                                        $   171,088    $    64,278
                                                                                ===========    ===========


         See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                 For the Years ended December 31, 2003 and 2002

Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                                $       --     $       --
         Cash paid for income taxes                                            $       --     $       --

Supplemental Disclosure of Non-Cash Information:
         Preferred stock dividend accrued                                      $     64,501   $     42,432
         Fair value of warrants issued in connection with debt
              financing recorded as deferred financing fees                    $       --     $     41,569
         Debt issued with beneficial conversion feature
              recorded as debt discount                                        $       --     $     35,360
         Preferred stock converted into convertible bonds                      $     95,000   $    385,000
         Common stock issued as payment for accrued interest and
              dividends (stock has not yet been issued at December 31, 2003)   $    222,319   $       --
         Common stock issued in the GRO acquisition                            $       --     $     80,500
         Common stock issued for prepaid asset                                 $       --     $    300,000
         Notes payable exchanged for convertible bond                          $       --     $     50,000
         Receipt of asset purchased with common stock                          $    194,000   $       --
         Conversion of bonds into common stock (stock has not yet been
              issued at December 31, 2003)                                     $    828,000   $       --
         Convertible bonds issued as payment for legal settlement,
              compensation and accounts payable                                $     12,500   $       --
         Bonds issued with beneficial conversion feature
              recorded as debt discount                                        $    485,175   $       --
         Conversion of related party advances to convertible bonds             $     15,000   $       --






         See accompanying notes to consolidated financial statements

               Rush Financial Technologies, Inc. and Subsidiaries
                    (formerly Rushmore Financial Group, Inc.)

                   Notes To Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Nature of Operations

Rush Financial Technologies, Inc., (formerly Rushmore Financial Group, Inc.) dba RushTrade Group and Subsidiaries (the "Company"), is a holding company of the financial services and software development companies described below. Rushmore Financial Group, Inc. changed its name to Rush Financial Technologies, Inc. effective January 26, 2004.

RushTrade Securities, Inc. ("RushTrade"), a wholly-owned subsidiary of the Company, is registered under federal and state securities laws as a broker-dealer and is a member of the National Association of Securities Dealers ("NASD"). RushTrade does not offer advice or trade recommendations. All customer accounts are self-directed and strict suitability requirements along with other disclosures must be met and agreed to before the firm accepts a new account. RushTrade is a "fully disclosed introducing broker-dealer," meaning that it does not hold any customer funds or securities nor have a seat on any stock exchange. RushTrade "clears" its securities trades through a third party, which holds customer funds and securities and executes trades for such transactions.

RushGroup  Technologies,   Inc.  formerly  RushTrade  Software  Services,  Inc.,
("RushGroup"), a wholly-owned subsidiary of the Company, is the primary technology development unit of the Company, and is expected to become a Service Bureau and a licensor of real-time market data services and various software applications of the RushTrade platform to broker-dealers and other financial institutions. Through December 31, 2003, RushGroup had generated only minimal revenue.

Rushmore  Securities  Corporation  ("RSC"),  a  wholly-owned  subsidiary  of the
Company, was also registered under federal and state securities laws as a broker-dealer and was a member of the National Association of Securities Dealers ("NASD") during the years prior to and including 2003. It is largely inactive due to the Company's decision to transition away from the traditional retail brokerage business with its lower operation margins and the inherent risks of outside independent registered representatives offering advice and recommendations. RSC filed a broker-dealer withdrawal of membership ("Form BD/W") with the NASD in December 2003. RSC has no substantial revenue-producing assets and no longer has any outside independent registered representatives.

Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency formerly offered life, health, and disability insurance and annuities through a network of agents, most of which were terminated during 2002 and 2003 in accordance with the Company's repositioning plan. Rushmore Agency is 100% owned by D. M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. Rushmore Agency is largely inactive due to the Company's decision to transition away from the traditional financial service businesses.

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

    The accompanying consolidated financial statements include the accounts of Rush Financial Technologies, Inc. and its subsidiaries, RSC, RushTrade, RushGroup, and Rushmore Agency. All significant inter-company transactions have been eliminated in consolidation.

(b) Capitalization of Software Development Costs

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities.

    Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, the gross total of all capitalized software development costs was $2,326,383 and $2,215,377, respectively. During 2003 and 2002, the Company amortized $692,316 and $345,822 of software cost, respectively, using an estimated useful life of three years.

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

    During June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of RSC, primarily the registered representatives discussed above. Remaining goodwill associated with this business totaled $1,253,933 at the time of the sale. The transaction was completed on August 9, 2002, with the transfer of $79,463 from Empire to the Company. The total consideration for the sale of these assets was to be 25% of the gross revenues generated by these assets for a 12-month period, estimated at $211,905. As a result of this transaction, during the second quarter of 2002, the Company wrote off $1,042,028 of goodwill to state goodwill at its estimated net realizable value of $211,905, which represented the total expected amounts to be received in connection with the sale. Empire failed to make the required remaining payments, and accordingly during 2002 the Company wrote off the remaining goodwill totaling $132,441, which was considered to be impaired.

(d) Intangibles

    In March 2002, the Company entered into an agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of OTA to acquire a block of up to 150 active trader accounts that were to be referred or directed to RushTrade over six months in exchange for 1,200,000 shares of the Company's common stock. These shares were issued during March 2002, and the Company recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the year ended December 31, 2003, 97 trader accounts were certified, and accordingly $194,000 has been reclassified to intangible assets. In total as of December 31, 2003, 132 trader accounts were certified and $264,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the year ended December 31, 2003 and 2002 was $45,500 and $5,000, respectively. At December 31, 2003 and 2002, accumulated amortization of this intangible totaled $50,500 and $5,000, respectively. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but as of December 31, 2003 only 132 had been delivered and certified. OTA had originally projected training 50 traders per month, but during the term of the agreement has only trained 20 or fewer traders per month. The Company has extended the agreement and expects OTA to fulfill the agreement. Through September 30, 2002 the undelivered trader accounts were carried as a prepaid asset; however, since the agreement was to be fulfilled by the end of September 2002 and the accounts have been slower in converting to the RushTrade platform than was originally anticipated, the asset was reclassified as a contra equity account during the fourth quarter of 2002.

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

(h) Advertising

    Costs associated with advertising and promoting products are expensed as incurred. Advertising expense was approximately $144,000 and $32,000 in 2003 and 2002, respectively.

(i) Property and Equipment

    Property and equipment is recorded at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets ranging from one to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for maintenance and repairs are charged against income as incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income.

(j) Income Taxes

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

(k) Net Loss per Share

    Basic and diluted net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Included in the weighted average number of common shares outstanding for the year ended December 31, 2003 are the 6,138,501 shares discussed in Note 10 that would have been issued had the Company had the ability to issue these shares. These pending shares have been included in the computation from the date that they would have been issued. Common stock equivalents representing convertible bonds, convertible notes, convertible preferred stock, options and warrants totaling 10,304,052 and 8,360,121 at December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as they were antidilutive.

    The following table reconciles the net loss applicable to common stockholders and weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the years ended December 31, 2003 and 2002:

                                                       Year ended December 31,
                                                     --------------------------
                        Net Loss                         2003           2002
        ------------------------------------------   -----------    -----------
        Net loss                                     $(2,475,947)   $(3,131,636)
        Dividends on preferred stock                     (64,501)       (80,616)
                                                     -----------    -----------
        Net loss applicable to common stockholders   $(2,540,448)   $(3,212,252)
                                                     ===========    ===========

        Net loss per share attributable to common    $     (0.25)   $     (0.40)
              stockholders, basic and diluted        ===========    ===========


    (l) Stock Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2003 and

    2002 because all options were issued at or above fair market value. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based
    Compensation,"  as  amended by SFAS No.  148,  "Accounting  for  Stock-Based
    Compensation-Transition  and  Disclosure-an  amendment of FASB Statement No.
    123," net loss and net loss per share would have been increased as indicated below:

                                                            Year Ended            Year Ended
                                                         December 31, 2003    December 31, 2002
                                                         -----------------    -----------------
Net loss attributable to
     common stockholders,
     as reported                                         $      (2,540,448)   $      (3,212,252)
Add:  Stock-based employee
     compensation expense included
     in reported net loss
                                                         -----------------    -----------------
Deduct:  Stock-based employee
     compensation expense
     determined under fair value
     based method                                                 (106,976)             (57,910)
                                                         -----------------    -----------------
Pro forma net loss attributable to common stockholders   $      (2,647,424)   $      (3,270,162)
                                                         =================    =================
Net  loss per share Basic and diluted:
     As reported                                         $           (0.25)   $           (0.40)
                                                         =================    =================
     Pro forma                                           $           (0.27)   $           (0.40)
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

(m) Fair Value of Financial Instruments

    The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, receivables, trade accounts payable and accrued expenses, approximate their fair value due to their short term nature. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003, the Company's current liabilities exceeded its current assets by $2,013,601 and it incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken several steps to increase cash through the use of borrowings and equity. During 2003, the Company raised $837,500 through a 12% Senior Secured Convertible Bond Offering ("the Bonds"). These Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and the bonds are convertible into shares of common stock. The Bonds

                                   Page F-10
are secured by the RushTrade software, trade name, websites, customer accounts and other assets. As of December 31, 2003 the Bonds offering was fully subscribed. The Company will attempt to raise additional funds through a similar debt or equity offering during 2004.

RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002 new sales representatives have been hired to generate additional sales leads. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. There can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due, or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

Note 4 - Gain on Sale of Assets

During September 2003, the Company sold certain assets of RSC for a purchase price of $225,000. Primarily the assets sold were mutual fund trailing commissions and other revenue streams. Accordingly, the entire consideration received was recorded as income and is presented in the accompanying consolidated statement of operations as "Gain on sale of assets." As of December 31, 2003, the Company had received the entire purchase price of $225,000.

Note 5 - Related Party Transactions

During 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan was secured by a pledge of intellectual property rights on the Company's RushTrade online trading software. Further, the loan was accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. In December 2001, the Company repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore Sr. acquired 142,304 shares of the Company's common stock for $23,907, and 25,000 shares of the Company's Series 2002A preferred stock for $250,000. During 2002, Mr. Moore Sr. converted the $250,000 of Series 2002A preferred stock into the Bonds. The remaining balance of the loan of $50,000 was also converted into the Bonds during 2002. On December 31, 2003, Mr. Moore Sr. converted the $300,000 of Bonds, the accrued and unpaid interest from the Bonds and the accrued and unpaid dividends on the 2002A preferred stock into 2,469,753 shares of the Company's common stock. At December 31, 2003, the Company did not have a liability due to Mr. Moore, Sr., except a $20,000 loan.

A relative of the Chief Executive Officer purchased a Bond totaling $15,000 during 2003. The relative also converted $10,000 of preferred stock into the Bonds. On December 31, 2003 the relative elected to convert the $25,000 of Bonds, accrued and unpaid dividends and interest into 187,914 shares of common stock. At December 31, 2003 the Company did not have a liability due to the relative of Mr. Moore.

During 2003, the Chief Financial Officer and relatives of the Chief Financial Officer purchased $12,500 in the Bonds, and elected to convert the Bonds and accrued and unpaid interest into 85,597 shares of common stock on December 31, 2003.

During 2002, the Company issued convertible notes to two directors of the Company totaling $298,252, net of debt discount of $20,081. See additional discussion in Note 16. These notes remained unpaid at December 31, 2003.

During the year ended December 31, 2003, the Company received advances from related parties totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from relatives of the Chief Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors. During 2003 the Company repaid $30,000 of the advances and $15,000 was converted into the Bonds. The board member has signed a subscription agreement to accept common stock for his $35,000 advance when the number of authorized shares is increased. Of the remaining outstanding advances of $55,000 at December 31, 2003, $35,000 will be settled through the issuance of common stock during the first quarter of 2004, and the balance is expected to be repaid in 2004.

At December 31, 2003 and 2002, the Bonds due to related parties were $0 and $300,000. At December 31, 2003 and 2002, total convertible notes due to related parties were $307,007and $298,252, respectively.

Note 6 - Industry Segment Information

The Company's segments have been identified based on products and services offered, as well as risks assumed, in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RSC and RushTrade offer broker/dealer services, and their operations have been included in the Investment Services segment. Rushmore Agency's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushGroup, which offers licensing of the RushTrade direct access software and other arrangements and is expected to become the significant focus for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has received minimal revenue to date related to the Software Services segment. During the first six months of 2002 the Company did not incur any expenses from this segment as all costs related to this activity were being capitalized.

The assets of the parent company, Rush Financial Technologies, Inc., are used to support the operations of the two primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

The current segment classification represents a change in the Company's segments from previous reporting periods and reflects the Company's repositioning as a real-time financial technology development and direct access online financial services company from a more traditional financial services holding company with traditional insurance and broker/dealer services.

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization:

                                                   Year Ended December 31,
                                    -------------------------------------------------
  Identifiable Assets                      2003                          2002
-------------------------           -------------------           -------------------
Investment Services                       $    199,538                   $    296,795
Software Services                            1,296,687                      1,869,555
Corporate                                      421,648                        196,525
                                    -------------------           -------------------
         Total                            $  1,917,873                   $  2,362,875
                                    ===================           ===================

                                                   Year Ended December 31,
                                    -------------------------------------------------
  Capital Expenditures                     2003                          2002
-------------------------           -------------------           -------------------
Investment Services                       $          -                   $     18,382
Software Services                              111,006                        476,120
Corporate                                        9,402                         10,092
                                    -------------------
                                                                  -------------------
         Total                            $    120,408                   $    504,594
                                    ===================           ===================

                                                   Year Ended December 31,
    Depreciation and                -------------------------------------------------
      Amortization                         2003                          2002
-------------------------           -------------------           -------------------
Investment Services                       $     83,161                   $    125,258
Software Services                              692,316                        345,822
Corporate                                       24,275                         72,979
                                    -------------------           -------------------
         Total                            $    799,752                   $    544,059
                                    ===================           ===================

The following summarizes the Company's industry segment operating data for the periods indicated:


                                                  Year Ended December 31,
                                    -------------------------------------------------
        Revenue                            2003                          2002
------------------------            -------------------           -------------------
Investment Services                       $  1,236,086                  $   3,915,346
Software Services                                2,620                              -
Corporate                                       10,016                         15,970
                                    -------------------           -------------------
         Total                            $  1,248,722                  $   3,931,316
                                    ===================           ===================

                                                  Year Ended December 31,
                                    -------------------------------------------------
   Interest Expense                        2003                            2002
------------------------            -------------------           -------------------
Investment Services                       $      3,027                  $       2,791
Software Services                                    -                              -
Corporate                                      573,391                         71,110
                                    -------------------           -------------------
         Total                            $    576,418                  $      73,901
                                    ===================           ===================


                                                 Year Ended December 31,
                                    -------------------------------------------------
       Net Loss                            2003                            2002
------------------------            -------------------           -------------------
Investment Services                       $    (704,770)               $  (1,151,482)
Software Services                            (1,351,642)                  (1,007,311)
Corporate                                      (419,535)                    (972,843)
                                    --------------------          -------------------
         Total                           $   (2,475,947)               $  (3,131,636)
                                    ====================          ===================


Note 7 - Acquisition

Effective August 31, 2002 the Company purchased all of the outstanding stock of GRO Corporation in exchange for 1,150,000 shares of the Company's restricted common stock. This acquisition provided the Company an additional broker-dealer with a proven expertise in direct access brokerage, licensed in fifty states. The consideration for the purchase of GRO has been valued at $80,500, based on the fair value of the stock issued on the date of the purchase. The results of operations of the acquired entity are included in the consolidated operations of the Company from the acquisition date.

The fair value of assets and liabilities acquired consisted of:

                 Cash                         $   30,793
                 Accounts receivable              16,710
                 Intangibles and others           47,804
                 Accounts payable and other      (14,807)
                                              ----------
                 Total                        $   80,500
                                              ==========

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2002 assumes that the acquisition had occurred on January 1, 2002:

                                                                Unaudited Year
                                                                     Ended
                                                                 December 31,
                                                                     2002
                                                                 -----------
Revenues                                                         $ 4,349,951
                                                                 ===========

Net loss                                                         $(3,739,914)
                                                                 ===========

Net loss per share (basic and diluted)                           $     (0.47)
                                                                 ===========

Weighted average common shares outstanding (basic and diluted)     8,080,019
                                                                 ===========

Note 8 - Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, RushTrade is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis.

At December 31, 2003 and 2002, RushTrade had net capital of $75,628 and $34,787, respectively, with a net capital requirement of $5,000. The Company's ratio of aggregate indebtedness to net capital was .33 to 1 and .73 to 1 at December 31, 2003 and 2002, respectively. The Securities and Exchange Commission ("SEC") permits a ratio of no greater than 15 to 1.

In December 2003, RSC filed Form BD/W with the National Association of Securities Dealers ("NASD") and is no longer subject to the net capital requirement. RSC is prohibited from soliciting or accepting new customer accounts or unsolicited orders from customers and no longer operates as a broker/dealer. At December 31, 2003, RSC has minimal assets.

The NASD commenced an examination of RSC in February 2000. In conjunction with this examination in March 2002, RSC received a Letter of Caution from the NASD regarding a number of compliance issues, and was informed that certain of the compliance matters had been referred to the Enforcement Division of the NASD. In

May 2002, the NASD along with the SEC commenced a joint examination. RSC has submitted its response to the SEC and to the NASD. Management has, as a result of these examinations, accrued a $25,000 liability to account for a possible fine against RSC.

Note 9 - Property and Equipment

The principal categories of property and equipment at December 31, 2003 and 2002 are summarized as follows:

                  Description                          2003         2002
   ----------------------------------------------   ----------   ----------
   Purchased software                               $   66,954   $   66,954
   Computer equipment                                  142,356      136,367
   Office furniture and fixtures                       120,139      117,081
   Leasehold improvements                               46,728       46,728
                                                    ----------   ----------
                                                       376,177      367,130
   Less accumulated depreciation and amortization      294,818      233,237
                                                    ----------   ----------
         Total                                      $   81,359   $  133,893
                                                    ==========   ==========

Total depreciation of property and equipment amounted to $61,581 and $198,237 in 2003 and 2002, respectively. During 2002, the Company wrote off certain property and equipment used in the Corporate segment that was no longer in use, and recognized an impairment loss during 2002 of $112,067, which is shown as a separate line item in the accompanying consolidated statement of operations.

Note 10 - Common Stock

During 2003 the Company issued 254,734 shares of restricted common stock for compensation valued at $47,282 based on the fair value of the Company's common stock on the date of issuance. Additionally, the Company issued 2,000 shares of common stock for services and 5,000 shares of common stock as part of a settlement of certain liabilities. The common stock was valued at $1,890 based on the fair value of the Company's stock on the date of issuance.

Also during 2003, holders of $828,000 of the Bonds elected to convert their Bonds into 5,509,583 shares of the Company's common stock. $83,599 of accrued interest on the Bonds elected to convert into 550,660 shares of common stock valued at $193,363 using the fair value of the Company's stock on the date of issuance. $11,739 of accrued preferred dividends elected to convert into 78,258 shares of the Company's common stock valued at $28,956 using the fair value of the Company's common stock on the date of issuance. Since the fair value of the common stock issued for accrued interest and dividends was greater than the amount owed, a loss was recorded during 2003 for the difference, which totaled $126,986. The Company did not have an adequate number of shares available to issue the 6,138,501 shares to the holders of the Bonds, accrued interest and dividends and as a result has recorded pending stock issuances of $1,050,319 as a separate component of stockholder deficit.

During 2004 the stockholders approved an increase in the number of authorized shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued 6,138,501 shares of common stock related to the conversion of the Bonds, accrued interest and dividends.

Note 11 - Preferred Stock

The Company has authorized 838,792 shares of Preferred Stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are five classes of Preferred Stock outstanding at December 31, 2003 and 2002 totaling 68,543 and 78,043 shares, respectively. The classes of preferred stock are as follows:

    9% Cumulative Preferred Stock - authorized 25,000 shares,  outstanding 2,000 shares at December 31, 2003 and 2002
    Series A Cumulative Preferred Stock - authorized 13,792 shares,  outstanding
        12,063 shares at December 31, 2003 and 2002
    Series  B  Convertible   Preferred   Stock  -  authorized   400,000  shares,
        outstanding 9,520 shares at December 31, 2003 and 2002
    Series  C  Convertible   Preferred   Stock  -  authorized   300,000  shares,
        outstanding 40,460 shares at December 31, 2003 and 2002
    Series 2002A Convertible Preferred Stock - authorized 100,000 shares, outstanding 4,500 and 14,000 hares at December 31, 2003 and 2002, respectively


Preferred stock has the following rights and preferences:

    Dividends. The Company will declare and pay quarterly dividends at 9% on its par value each year. Dividends will be paid if funds are lawfully available, and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of a Preferred Stock dividend has been unpaid. $95,194 and $42,432 in preferred stock dividends were in arrears at December 31, 2003 and 2002, respectively.

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

    Sinking Fund. The 9% Cumulative Preferred Stock calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Stockholders of 9% Cumulative Preferred have entered into an agreement with the Company to waive this requirement.

During the years ended December 31, 2003 and 2002 $95,000 and $385,000 of Preferred Stock, respectively, was converted into the Bonds.

Note 12 - Commitments and Contingencies

(a) Leases

    The Company leases its office under an operating lease that expires in 2006. The Company also leases furniture and office equipment under operating leases that expire at various dates through 2004. Future minimum lease payments are as follows:

                         Year Ending       Future Minimum
                         December 31,      Lease Payments
                       ---------------    ---------------
                             2004           $     73,624
                             2005                 70,767
                             2006                  5,817

    Rent expense under these operating leases was approximately $92,000 and $169,000 in 2003 and 2002, respectively, and is included in general and administrative expenses.

(b) Litigation

    The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

    On January 16, 2003, eight former securities account customers of RSC filed for NASD arbitration against RSC contending that they made numerous investments in securities that a former account representative of RSC sold outside and away from his representation of RSC. The claimants allege the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. RSC denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. Currently, RSC is unable to estimate the ultimate liability, if any, related to this complaint, and therefore the Company has not recorded a liability for the claim at December 31, 2003. However, should this complaint be settled in favor of the former customers, any liability to RSC would have an adverse effect on the Company's financial condition.


    In June 2002, a former securities account customer of RSC filed for NASD arbitration against her former account representative and her successor brokerage firm. She improperly named Rushmore Financial Group as respondent. The account representative settled this issue with the claimant for $11,000 on April 30, 2003. The Company issued the account representative a $3,000 Bond payable as an inducement to settle during 2003.

    In April 2003, a group of former securities representatives filed for NASD Dispute Resolution naming the Company, RSC and Mr. Moore. The former representatives are claiming $178,288 in commissions is due to them. RSC has unsuccessfully attempted to negotiate a settlement with the representatives and intends to vigorously defend the claim. The Company has estimated the ultimate liability related to this claim to be approximately $43,000, and accordingly recorded an accrual for this amount in the financial statements during 2002. This issue is pending with a preliminary hearing to take place on April 6, 2004.

    An employee consultant agency filed a claim in the Dallas County Court at Law on December 17, 2002 claiming that the Company failed to pay for services rendered in placing temporary workers in the amount of $41,630. The suit was settled on July 24, 2003 for $15,000 and 5,000 shares of the Company's common stock valued at $1,450 based on the fair value of the Company's stock on the date of issuance.

    In May 2003,  a former  securities  account  customer  of RSC filed for NASD arbitration against his former account representative, the account representative's account manager, their local office and their successor brokerage, claiming the investments were unsuitable and speculative and that their accounts decreased in value by $125,000. A response was made on May 28, 2003, with a preliminary hearing scheduled for April 12, 2004. The Company is currently unable to estimate the ultimate liability, if any, related to this complaint and therefore has not recorded a liability for this claim at December 31, 2003.

    In May 2003, a former securities account customer of RSC filed for NASD arbitration against her former account representative and their successor brokerage firm, claiming their investments were unsuitable, speculative, grossly negligent and made with negligent supervision. She claims her accounts decreased in value by between $100,000 and $500,000. The complaint was settled in March 2004 for $5,000.

    On June 30, 2003, a former vendor filed a claim in the Dallas County Court claiming that the Company failed to pay for services rendered on a copier in the amount of $39,710. The Company filed a counter claim alleging over charges and improper installation of a software product causing the Company incalculable harm. A jury trial is set for June 6, 2004. The Company is currently unable to estimate the ultimate liability, if any, related to this complaint and therefore has not recorded a liability for this claim at December 31, 2003.

    On August 5, 2003, a financial daily business publication filed a claim in the Dallas County Court at Law claiming that the Company failed to pay for advertising in their publication in the amount of $4,513. This item was settled in December 2003 for $5,291. At December 31, 2003, $5,291 was accrued for this liability.

    On October 10, 2003, a former securities account customer of RSC filed for NASD arbitration against their former account representative, and their successor brokerage firm, claiming his account decreased in value by $150,000 due to fraud, negligence, and breach of fiduciary duty. RSC was dismissed from this arbitration in March 2004.

    On November 12, 2003, a former vendor filed a claim in the Dallas County Court that the Company failed to pay for services rendered on the publication of Company documents in the amount of $11,865. The Company negotiated a settlement with the vendor for $7,408 in February 2004. At December 31, 2003, $11,865 was accrued for this liability.

    On November 14, 2003, a former securities account customer of RSC filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. RSC has filed a response and at present is unable to estimate the ultimate liability, if any, related to this complaint and therefore has not recorded a liability for the claim at December 31, 2003.

    RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

    On March 18, 2004, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest, attorney's fees, and return of equipment. The Company has not had adequate time to evaluate the claims in this matter, but disputes the claim and plans to file a timely answer. At December 31, 2003 the Company estimated its liability for this claim to be approximately $16,000, and accordingly has recorded a liability for this amount.

    On February 10, 2004, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim, and the Company is currently unable to estimate the ultimate liability, if any, related to this complaint.

Note 13 - Income Taxes

Deferred income taxes are comprised of the following at December 31, 2003 and 2002:

Deferred income tax assets:                        2003           2002
                                               -----------    -----------
        Accounts receivable                    $    25,844    $    25,844
        Deferred rent                               10,098         12,524
        Insurance claim reserve                     82,720         80,003
        Accrued expenses                            13,175         11,321
        Property and equipment                      38,103         39,803
        Goodwill                                      --          399,319
        Net operating loss carryforward          3,248,540      2,231,952
                                               -----------    -----------
           Gross deferred income tax assets      3,418,480      2,800,766
        Valuation allowance                     (3,418,480)    (2,800,766)
                                               -----------    -----------
                  Deferred income tax assets   $      --      $      --
                                               ===========    ===========

The income tax expense differs from the statutory expense as follows:

                                                        2003           2002
                                                    -----------    -----------
      Computed "expected" income tax benefits and
      penalties                                     $  (841,822)   $(1,064,756)
              Meals & entertainment                       9,970            531
              Stock compensation                         16,719         92,804
              Non-cash interest expense                 137,077           --
              Other permanent differences                58,642        (34,214)
              Change in prior year estimate               1,700           --
              Change in valuation allowance             617,714      1,005,635
                                                    -----------    -----------
      Reported income tax expense                   $      --      $      --
                                                    ===========    ===========

The Company has net operating losses of approximately $9,555,000, which may be used to offset future taxable income. A portion of the Company's net operating losses may be subject to limitations due to changes in stock ownership. These loss carryforwards expire at various dates through 2023. The Company has recorded a valuation allowance to offset all deferred tax assets, as the ultimate realization of such assets is uncertain.

Note 14 - Stock Option Plans

The Company has an Incentive Stock Option Plan (the "1993 Option Plan") available to certain key employees and agents. The Company has authorized a maximum of 250,000 shares to be purchased under this plan. 31,666 and 11,666 options remain outstanding at December 31, 2003 and 2002, respectively. Of the 250,000 shares originally available under the plan, options for 212,500 shares have been exercised and 5,834 remain available for issue. Under the 1993 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option.

The Company also has a 1997 Stock Option Plan (the "1997 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2003 and 2002, there were a total of 460,933 and 131,933 options, respectively, outstanding under the 1997 Stock Option Plan. Of the original 500,000 shares available under the plan, options for 32,915 shares have been exercised and 6,152 remain available for issue.

The Company also has a 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2003 and 2002, there were a total of 481,960 and 291,960 options, respectively, outstanding under the 2000 Stock
Option Plan and 18,040 remain available for issue.

The Company also has a 2002 Stock Option Plan (the "2002 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2002 Option Plan covers, in the aggregate, a maximum of 1,000,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue
Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2002 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2003 and 2002, there were a total of 970,000 and 0 options, respectively, outstanding under the 2002 Stock Option
Plan and 30,000 remain available for issue.

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

Stock option activity during the periods indicated is as follows:

                                   Employee Stock Option Plans        Other Compensatory      Combined Total
                                   ----------------------------   -------------------------  ---------------
                                                   Weighted                       Weighted
                                                    Average                        Average
                                                   Exercise         Options/      Exercise       Options/
                                      Options        Price          Warrants        Price        Warrants
------------------------------------------------ -------------   -------------- ------------ ---------------
Balance at January 1, 2002              613,011       $   1.44           50,000      $  0.50        663,011
Granted                                 151,000           0.18        1,640,000         0.29      1,791,000

Exercised                                     -              -                -            -              -
Expired                                (328,452)          0.83                -            -       (328,452)
                                   -------------                  -------------                -------------
Balance at December 31, 2002            435,559           1.30        1,640,000         0.29       2,125,559
                                   -------------
Granted                               1,560,000           0.15                -            -       1,560,000
Exercised                                     -              -                -            -               -
Expired                                 (51,000)             -                -            -        (51,000)
                                   -------------                  -------------                -------------
Balance at December 31, 2003
                                      1,944,559       $   0.39        1,640,000      $  0.29       3,634,559
                                   =============                  ==============               =============




The following table summarizes information about employee/director stock options outstanding at December 31, 2003:

                                          Options Outstanding              Options Exercisable
                               --------------------------------------  ---------------------------
                                                 Weighted
                                                 Average
                                                Remaining   Weighted                    Weighted
                                                 Contract   Average                      Average
                                    Number         Life     Exercise      Number        Exercise
   Range of Exercise Prices      Outstanding     (Years)    Price       Exercisable      Price
------------------------------ --------------- ---------- -----------  -------------  ------------
    $0.05     -        $ 0.15       1,590,000       4.41    $  0.15         810,000      $  0.15
     0.22     -          0.56          51,960       3.28       0.23          51,960         0.23
     1.00     -          1.92         228,629       2.05       1.23         228,629         1.23
     2.47     -          2.50          23,970       4.18       2.50          23,970         2.50
     3.25                              50,000       4.00       3.25          50,000         3.25
                               ---------------                         -------------
            Total                   1,944,559       4.09    $  0.39       1,164,559      $  0.54
                               ===============                         =============

The following table summarizes information about other compensatory stock options/warrants outstanding at December 31, 2003:

                                                                             Options/Warrants
                                    Options/Warrants Outstanding                Exercisable
                               --------------------------------------  ---------------------------
                                                 Weighted
                                                 Average
                                                Remaining   Weighted                    Weighted
                                                 Contract   Average                      Average
                                    Number         Life     Exercise      Number        Exercise
      Exercise Prices            Outstanding     (Years)    Price       Exercisable      Price
------------------------------ --------------- ---------- -----------  -------------  ------------
         $   0.15                     560,000       2.58     $  0.15        560,000      $  0.15
             0.25                     200,000       3.39        0.25        200,000         0.25
             0.26                     880,000       3.42        0.26        880,000         0.26
             0.50                      50,000       2.67        0.50         50,000         0.50
                               ---------------                         -------------
            Total                   1,080,000       3.12     $  0.22      1,080,000      $  0.26
                               ===============                         =============


The per-share weighted-average grant date fair value of all stock options granted to employees during 2003 and 2002 was $0.14 and $0.18, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 2003 - expected volatility of 241%, no dividend yield, risk-free interest rate of 3.25% and an expected life of five years; 2002 - expected volatility of 119%-150%, no dividend yield, risk-free interest rate of 4.7% and an expected life of five years.

Note 15 - Federal Payroll Tax Obligation

The Company has an estimated federal and state payroll tax obligation of $178,636 at December 31, 2003. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the third quarter, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Note 16 - Convertible Notes Payable

On March 26, 2002 and March 28, 2002, the Company issued two convertible notes, each for $100,000. The note issued on March 28, 2002 was issued to a related party. These notes bear interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest are due and payable in a single installment on April 1, 2005. The holders of the notes have the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater. The Company calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable
Conversion Ratios" ("EITF 98-5") and determined that the conversion feature of these notes is not beneficial.

On May 10, 2002, the Company issued two convertible notes, one for $66,667 and one to a related party for $33,333. These notes bear interest at 9% per annum that is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest are due and payable on April 1, 2005. The holder of the notes has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share. The Company has calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 and recorded approximately $14,000 as debt discount. This debt discount is being amortized as interest expense over the three-year term of the notes. At December 31, 2003 and 2002, the Company has recorded approximately $4,545 and $2,000, respectively, of interest expense related to the amortization of the debt discount.

On October 16, 2002 and November 11, 2002 the Company issued convertible notes to a related party for $120,000 and $65,000, respectively, that bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least $2,000,000 from a debt offering. The notes were convertible into the Bonds; however, the holder failed to exercise his conversion feature and the Bond issue is complete. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. Both of these notes are past due and the Company is in discussions with the holder on repayment or conversion into an equity instrument. The Company has recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF 98-5, the Company is amortizing the debt discount as interest expense over the six-month term of the note. For the years ended December 31, 2003 and 2002, the Company recorded approximately $17,000 and $5,000, respectively, of interest expense related to the amortization of the debt discount.

Note 17 - Convertible Bonds Payable

During 2003, the Company issued the Bonds for proceeds of $837,500, had $95,000 of preferred stock convert into the Bonds, issued $12,500 of the Bonds as payment for accounts payable, compensation and legal settlement, and issued $15,000 of the Bonds as repayment of an advance from a related party. The Bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion of the Bonds if the stock trades above $2.00 per share on 10 consecutive trading days. The Bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the years ended December 31, 2003 and 2002 was $377,526 and $0, respectively.

During 2002, the Company issued Bonds for proceeds of $105,000, had one related party note payable in the amount of $50,000 convert into Bonds and had $385,000 of preferred stock convert into the Bonds. In accordance with EITF 98-5, the Company determined that the conversion feature of these Bonds is not beneficial.

During 2003, holders of $828,000 of the Bonds elected to convert into 5,509,583 shares of the Company's common stock. The Company did not have an adequate number of shares available to issue these shares to the holders of the Bonds and as a result has recorded pending stock issuances of $828,000 as a separate component of stockholder deficit. During 2004 the stockholders approved an increase in the number of outstanding shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued the common stock related to the conversion of the Bonds.

Note 18 - Notes Payable

At December 31, 2003 notes payable consist of a note for $18,675 for insurance premiums and $12,777 for a capital lease with a final payment due in July 2004. At December 31, 2002 notes payable consisted of $33,725 for a capital lease and a note totaling $18,675 for insurance premiums.

Note 19 - Liabilities Acquired in 2001 Acquisition

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. As part of this acquisition, the Company acquired certain assets and liabilities of Dominion Institutional Services Corporation. The liabilities, consisting of mostly trade accounts

                                   Page F-20
payable, due when the Company assumed the liabilities, totaled $332,098 at December 31, 2003 and 2002.

Note 20 - Loss on Settlement of Liability

During 2003, the Company settled, for $45,000, certain liabilities totaling approximately $112,000, for a gain of approximately $67,000. Additionally, during 2003 holders of the Bonds elected to convert their Bonds into the Company's common stock. To settle accrued interest and dividends totaling $95,338 relating to the Bonds, the Company issued the holders common stock at a rate equal to their conversion price. Since the fair value of the Company's common stock was greater than the conversion price on the date of issuance, a loss was recorded for the difference totaling $126,981. The Company's net loss on settlement of liabilities during 2003 was $59,893, which is presented in the accompanying consolidated statement of operations as "Loss on settlement of liabilities."

Note 21 - Subsequent Events

At the Annual Meeting of Stockholders held on January 26, 2004, the Company's stockholders approved an increase of the Company's authorized common shares to 50,000,000 from 10,000,000.

Effective March 1, 2004 the Company acquired LostView Development Corporation, ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. Under the terms of the acquisition agreement, up to 1,500,000 shares of the Company's restricted common stock will be issued, depending on various contingencies, in exchange for 100% of LostView's outstanding common stock.









Item 8. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

         On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Registrant has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity, KBA Group LLP, to be engaged as the Company's independent public accountants.

Item 8A. Controls and Procedures

         The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2003, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

         The following table provides information as of March 15, 2004 with respect to each of the Company's directors, officers, and certain key employees:

                                                                               Served as Executive
                                                                                Officer, Director,
                                                                                 or Key Employee
        Name              Age               Position                                 Since
------------------------ ----- ---------------------------------------------- -------------------
D. M. (Rusty) Moore, Jr.  54    Chairman, Chief Executive Officer, Director,          1990
                                 and President
Gayle C. Tinsley          74    Vice Chairman and Director                            1998
Randy Rutledge            54    Chief Financial Officer and Director                  2001
Charles B. Brewer         55    Director                                              2004
David C. Demas            38    Director                                              2000
James E. Keller           64    Director                                              2004
Ernest J. Laginess        61    Director                                              2001
Daniel "Bo" Ritz, Jr.     42    Director                                              2002
Stephen B. Watson         56    Director                                              2004
Richard K. Rainbolt       39    Chief Technology Officer                              2000
Bruce Zucker              53    President, RushTrade Securities                       2003
Shawn McConnell           29    Director of Marketing                                 2002
Jonathan Handy            37    Chief Compliance & Risk Management Officer            2002
Geoffrey St. Leger        34    Director of Operations, RushTrade                     2002
Danny Bordelon            34    Senior Software Engineer                              2000
Hailiang Fu               49    Senior Software Engineer                              2001
Sharron Y. DeLancey       51    Director of Corporate Governance                      2004
Tony Benton               37    Senior Software Engineer                              2004
Jeff Nivin                31    Senior Software Engineer                              2004


         D. M. (Rusty) Moore, Jr., 54, is the primary founder and Chief Executive Officer of Rushmore Financial Group, Inc. and has been President since its formation in 1990. Mr. Moore is a 25-year veteran of the insurance and investment industry. He formerly served as Branch Manager, Regional Vice President, Senior Vice President and National Sales Director, and received numerous awards for outstanding sales management performance with Primerica
Financial Services, now a division of CitiGroup. He is a 1971 graduate from Southern Methodist University with a B.B.A. in Marketing.

         Gayle C. Tinsley, 74, has served as a Director since April 1998 and Vice Chairman, Chief Operations Officer and Executive Director of RushTrade until September 2001. He currently serves as Chief Operating Officer of CW Dalcan Management Services, Ltd., a real estate management company that owns and operates multiple commercial buildings in Texas and Louisiana. Mr. Tinsley has more than 30 years of senior management experience with high tech companies ranging in size from startup to Fortune 500 Corporations. Among his most prominent achievements is the development of the Automated Teller Machine now widely used around the world as an indispensable standard in the banking industry. Mr. Tinsley has also served as a consultant to small businesses in the areas of business and marketing plan development and capital funding. He has held the positions of Vice President of Sales, Marketing and Technical Services of VMX Corporation, former President and Chief Executive Officer of Docutel/Olivetti Corporation, and various management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation, where he began his business career. He received both his B.S. and Master's Degrees from East Texas State University, now Texas A & M University, Commerce.

         Randy Rutledge, 54, has served as a Director since January 2001 and as a consultant to the company since January 2002, and Chief Financial Officer since May 2002. He was the founder and President of Skyhawk Transportation Services, a freight-forwarding firm since 1981 and until 2001. He became a CPA in 1978 and holds a B.B.A. from Southern Methodist University and a M.B.A. from the University of North Texas.

         Charles B. Brewer, 55, was elected as a Director in January 2004. Mr. Brewer serves as President and Chairman of a non-profit corporation that operates a retirement and assisted living community in Dallas and is developing one in Houston. Mr. Brewer has served as a director of a number of publicly traded companies and has been principally employed for the last 10 years in restructuring financially troubled companies on behalf of various creditor groups. Mr. Brewer holds B.A. and J.D. degrees from SMU.

         David C. Demas, 38, has served as a Director of the Company since June 2000. Mr. Demas is a Founding Partner and currently serves as a Managing Partner for First Midwest Insurance Group, Inc., a property and casualty, life and health insurance agency in the Chicago area. Mr. Demas has a B.S. in Finance from Indiana University.

         James E. Keller, 64, was elected as a Director in January 2004. Mr. Keller is a Certified Public Accountant in private practice since 1968. Prior to opening his firm he worked in public accounting and industry in various capacities. He holds a B.B.A. from Austin College.

         Ernest J. Laginess, 61, has served as a Director of the Company since May 2001. Mr. Laginess spent more than 35 years in various executive positions with DaimlerChrysler. He retired in August 2000 as Director of Body Engineering for DaimlerChrysler. He is a founding partner and a Director of S&L Holdings LTD, the parent company of Investscape, Inc., an online brokerage firm started in 1996 marketing to active investors by providing non-proprietary software trading platforms. Mr. Laginess holds a B.S. in Engineering from the University of Detroit and an M.B.A. from Michigan State University.

         Daniel Lee "Bo" Ritz, Jr., 42, was appointed to the Board to fill a vacancy upon leading an investment group to invest in the Company in October 2002. Mr. Ritz is the founder and President of Institutional Capital Management, Inc., (ICM), founded in 1997, an NASD member broker/dealer, specializing in institutional bond and fixed-income securities. ICM also provides corporate finance support smaller public company issuers seeking to raise investment capital. Mr. Ritz graduated from Texas A&M University in 1984 with a degree in Petroleum Engineering. After a two-year stint with Texas Oil & Gas Corp., he joined the investment firm Marcus, Stowell & Beye where he spent five years as a fixed-income salesman and trader. Prior to founding ICM, he also served as a fixed-income salesman for WestCap & Co. Mr. Ritz is a General Securities, Municipal and Financial & Operations Principal and a Certified Financial Planner, (CFP). He also serves on the advisory board of the Texas A & M Center for New Ventures and Entrepreneurial Studies.

         Stephen B. Watson, 56, was elected as a Director in January 2004. Mr. Watson is Managing Director of the Dallas office of Stanton Chase International, an executive search firm. Prior to Stanton Chase, Mr. Watson was a senior partner at Heidrick & Struggles and the technology practice leader and Board member of Ray & Berndtson. Mr. Watson previously served as President and CEO, and Chairman, of Micronyx, a leading supplier of security products, spent nine years at Tandem Computers as a regional director, and over 12 years at Burroughs Corporation, where he held various management positions. Mr. Watson received his B.S. degree in electrical engineering from the University of Wisconsin, and his M.B.A. from Southern Methodist University. Mr. Watson currently serves on the Associate Board of the Cox School of Business at SMU, as a board member of the Dallas Summer Musicals, and the North Texas Alumni Association for the University of Wisconsin.

         Richard K. Rainbolt, 40, has served as Director of Software Development of Rushtrade.com since September 1999. With a total of over 20 years experience with personal computers and hardware design, he has seen the personal computer revolution from its early development to present. In that time period he has designed several products, for both the consumer and commercial markets. Mr. Rainbolt's presence in product development has been "end-to-end," that is, from the beginning concept stages through to product release and support. He has worked on a diverse range of products and technologies, ranging from new Internet technologies and Windows applications to point-of-sales terminals, consumer satellite receivers and Space Station science payload controllers. Mr. Rainbolt has also served as an engineering consultant to: NASA, Schlumberger, TEC, Ensoniq, Southwest Energy Controls, Union Pacific Railroad, Weathermatic Controls, Pande Resources and others.

         Bruce E. Zucker, 53, serves as President of RushTrade Securities, Inc. Mr. Zucker joined RushTrade in January 2003 with 30 years of experience in the securities industry. He previously served as President, Chief Executive Officer of MyDiscountBroker, a nationally recognized and highly rated online brokerage firm recently acquired by Ameritrade. Under his leadership, MyDiscountBroker opened more than 50,000 accounts with assets exceeding $500 million within five years of launch and was ranked as high as 4th by Kiplinger's and 7th by Gomez Advisors. He has been featured in articles in leading publications such as The Wall Street Journal, USA Today, Barron's and Fortune, and has been interviewed by CNBC television. Prior to MyDiscountBroker, Mr. Zucker served as Branch Manager for Southwest Securities, Inc. Mr. Zucker received a B.A. in Political Science from The University of Texas at Austin in 1972.

         Geoffrey St. Leger, 35, joined the Company as Director of Operations in June 2002. Mr. St. Leger has been in the securities brokerage industry for almost eight years and has been working with self-directed orders since 1998. He joined Summit Trading in March 1999, where he was the Options Principal and was responsible for Trading and Margins. Prior to Summit he was a Branch Manager with Momentum Securities and began his securities industry experience with Block Trading. He is a NASD registered principle and holds the following series: 7, 4, 24, 55 and 63. Mr. St. Leger has a B.S. in Finance from the University of Houston - Clear Lake.

         Shawn D. McConnell, 30, has served as the Director of Marketing since March of 2002. Mr. McConnell has over five years experience in the direct access online trading Industry. Prior to joining RushTrade, Mr. McConnell was a Vice President with Brookstone Trading, a direct access-trading firm in Westwood California. He currently holds a B.S. in Finance from the University of Massachusetts.

         Jonathan Handy, 38, joined the Company in September 2002 upon the acquisition of GRO Corporation. He began his brokerage career in 1996 at GRO where he worked his way up through the ranks to become a Trading Desk Supervisor, Principle and Risk Manager. In the fall of 2002 Mr. Handy assumed the responsibilities of Chief Compliance Officer, Risk Management and Trading Desk Director for RushTrade Securities, Inc. He is an NASD registered principle with the Series 7, 24, 63 and 55 designations.

         Sharron Y. DeLancey, 51, joined the Company in March 2004 as Director of Corporate Governance. Ms. DeLancey was formerly the Assistant Corporate Secretary of Pioneer Natural Resources Company, where she worked for 13 years in the Legal Department reporting directly to the General Counsel, and eventually became head of the Corporate Secretary Department. She brings with her the specialized experience in Corporate Governance and Corporate Secretary matters that are critical to today's publicly traded company. Ms. DeLancey is a member of the American Society of Corporate Secretaries and the National Association of Stock Plan Professionals.

         Danny Bordelon, 35, has served as Senior Software Engineer and Communications Specialist since March of 2000. Mr. Bordelon has over 14 years experience in the Communications Programming Industry. Prior to joining
RushTrade, he was a Consultant Developer with Sabre in Flight Information Display Systems. He has designed and/or developed communications systems for Texas Department of Criminal Justice, Texas Guarantee Student Loan, Lawyers Title and Insurance Corporation, Medstar Corporation, and BondComm Data Systems. He holds a Bachelor of Science degree in Computer Science from the McNeese State University.

         Hailiang Fu, Ph.D., 50, has served as Senior Software Engineer since June of 2001. Dr. Fu has over 10 years experience in the computer and software programming industry. Prior to joining RushTrade, he was a computer programmer/analyst with USDA-ARS at Purdue University and a Senior Software Consultant with IBM. He holds a B.S. in Applied Sciences from Nanjing Institute of Meteorology, Nanjing, China, an M.S. in Forest Meteorology from West Virginia University, and a Ph.D. in Crop Sciences, specializing in computer simulations, from the University of Illinois.

         Tony Benton, 37, joined RushGroup in March 2004 via the acquisition of LostView Development Corp. with over 14 years of experience in the software development industry. Mr. Benton founded Reliance Technologies, a company that provided contract-programming staff to organizations such as Lockheed-Martin, Fourth Shift, SAP, ARCO, Litton, Hilton Hotels and United Media. After selling Reliance Technologies to CyberQuest, Inc., Mr. Benton joined Market Power, Inc. and developed the company's stock market quantitative analysis decision enhancement system, The Wave on Wall Street, now known as WizeTrade. Market Power was acquired by AccessBroker.com, where Mr. Benton was responsible for assembling the complete technology team and the development of one of the first Java-based stock market direct execution systems. Mr. Benton founded LostView Development Corp., an early stage technology company that has developed parsers to capture, aggregate and distribute quotations directly from the exchanges. Mr. Benton received a B.S. in Computer Engineering from Texas A&M University in 1991.

         Jeff Nivin, 31, joined RushGroup in March 2004 via the acquisition of LostView Development Corp. with over 10 years experience in the software development industry. He has worked for Coopers & Lybrand (now PriceWaterhouseCoopers) where he was involved with the design and development for the full life cycle of the products. For the last three years, he has worked on the design and implementation of Java-based trading applications for the U.S. equities markets. Mr. Nivin was responsible for the design and implementation of the FIX 4.0 data engines. Mr. Nivin received a B.S. degree in Computer Science from Texas Christian University in 1994.

         The Board of Directors has the following committees with members for the ensuing years:

               Committee            Members
               ---------            -------

               Executive            D. M. (Rusty) Moore, Jr. - Chairman
                                    Gayle C. Tinsley
                                    Randy Rutledge

               Audit                James E. Keller  - Chairman
                                    Charles Brewer
                                    Stephen B. Watson

               Compensation         Stephen B. Watson - Chairman
                                    James E. Keller
                                    Ernest J. Laginess

         The Executive Committee conducts the normal business operations of the Company except for certain matters reserved to the Board of Directors. It reviews and makes recommendations to the Board of Directors regarding the size, organization, membership requirements, compensation and other practices and policies of the Board. And reviews and makes recommendations to the Board of Directors regarding the Company's public affairs policies and practices, including its policies with respect to environmental compliance, employee safety and health and equal employment opportunities.

         The Audit Committee recommends to the Board of Directors the firm of certified public accountants that will be appointed to serve as the independent auditors of the Company's annual financial statements. The Committee meets with representatives of that accounting firm to review the plan, scope and results of the annual audit and the recommendations of the independent accountants regarding the Company's internal accounting systems and controls. All members of the Audit Committee are "independent," as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For the year ending December 31, 2002 the Audit Committee did not have a charter and the Board of Directors served as the Audit Committee.

         The Compensation Committee makes recommendations to the Board of Directors with regard to the Company's compensation and benefits policies and practices. The Committee reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's principal executive officers and also administers the Company's Stock Incentive Plans.

         During 2002, there were two regular meetings and six special telephonic meetings of the Board of Directors, and one meeting each of the Audit, Compensation and Executive Committees. Each director attended at least 75% of the meetings of the Board and those committees of which he was a member.

         A majority of Company's Board of Directors adopted a Code of Business Conduct and Ethics for all of its directors, officers and employees, including its CEO and senior financial officers, in March 2004. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

                            Rush Financial Technologies, Inc.
                            Attention:  Investor Relations
                            13355 Noel Road, Suite 300
                            Dallas, Texas 75240

To date, there have been no waivers under the Code of Business Conduct and Ethics.

Item 10.  Executive Compensation

Compensation of Directors

         The Company does not provide additional compensation to Directors who are employed by RSHF, but pays each non-employee, independent director a fee of $500 for each Board meeting attended, and automatically grants to each non-employee director non-qualified stock options for 10,000 shares of common stock per year.

Executive Compensation

         The following table sets forth the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2003, 2002, and 2001, and the number of options granted, to the Chief Executive Officer of the Company and each other executive officer of the Company whose total cash compensation for the fiscal year ended December 31, 2003 exceeded $100,000:


                           Summary Compensation Table
--------------------------------------------------------------------------------------------
                                                                           Long-Term
                                                                         Compensation-
                                                         Sales       Securities Underlying
  Name and Principal Position    Year     Salary      Commissions     Options or Warrants
------------------------------- ------ ------------ --------------- ------------------------
D. M. (Rusty) Moore, Jr.         2003    $  97,396    $    38,483             300,000
Chief Executive Officer,         2002      128,475          5,500                   -
President and Director           2001      175,000            426             100,000


Bruce E. Zucker                  2003      100,000          3,432             200,000
President of RushTrade           2002            -              -                   -
Securities, Inc.                 2001            -              -                   -



                             OPTIONS/SAR GRANT TABLE
                 (OPTION/WARRANT/SAR GRANTS IN LAST FISCAL YEAR)

                               Number of
                              Securities
                              Underlying      Percent of Total    Exercise or     Market
                              Options or       Option/Warrant     Base Price     rice on
                               Warrants     Granted to Employees    ($/Sh)       Date of     Expiration
NAME                           Granted         in Fiscal Year                  Grant ($/Sh)      Date
-------------------------------------------------------------------------------------------------------
D. M. (Rusty) Moore, Jr.        300,000              22             $  0.15      $  0.13      5/28/2008
Bruce Zucker                    200,000              15             $  0.15      $  0.13      4/29/2008



 AGGREGATED OPTION/WARRANT/GRANT/SAR EXERCISES IN LAST FISCAL YEAR AND FY-ENDED
                         OPTION/WARRANT/GRANT/SAR VALUE
------------------------------------------------------------------------------------------------------------------
                                                         Number of Securities            Value of Unexercised
                                                        Underlying Unexercised               In-The-Money
                                                      Options/Warrants/Grants/SARs    Options/Warrants/Grants/SARs
                                                             at 2003 FYE #                   at 2003 FYE $
                                                      ------------------------------------------------------------
                             Shares
                            Acquired      Value
Name                       on Exercise  Realized $     Exercisable/ Unexercisable     Exercisable/ Unexercisable
--------------------------------------  ----------    ------------------------------------------------------------
D. M. (Rusty) Moore, Jr.        -        $    -              252,055/195,000                      $-/$-
Bruce E. Zucker                 -             -               80,000/120,000                       -/-


Employment Agreements

         The Company has entered into an Employment Agreement with D. M. (Rusty) Moore, Jr. for a three-year period that is renewed monthly. The agreement is terminable only upon death, disability or for good cause, including resignation. Upon termination for any other reason, the executive is entitled to receive three year's severance pay, a total of $525,000. The Employment Agreement also provides for an automobile expense allowance, expense account and private club membership. Currently, Mr. Moore's base salary is $175,000 annually, of which Mr. Moore has agreed to defer $46,525 in 2002 and $85,000 for 2003. The contract does not call for any bonus, stock grants or options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 2004 for (1) each person known by the Company to own beneficially 5% or more of the Common Stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.

                     BENEFICIAL OWNERSHIP OF COMMON STOCK
                             AS OF MARCH 30, 2004

                                                              Percentage
  Name                                    Note      Shares     of Class
  -----------------------------------    ------  ----------- ------------
  D. M. (Rusty) Moore, Jr.                (1)     1,456,141     7.2%
  Gayle C. Tinsley                        (2)       247,816     1.2%
  Randy Rutledge                          (3)       375,167     1.9%
  Charles B. Brewer                       (4)       477,983     2.4%
  David Demas                             (5)       215,483     1.1%
  James E. Keller                         (6)       309,303     1.5%
  Ernest Laginess                         (7)       367,650     1.8%
  Daniel "Bo" Ritz, Jr.                   (8)       566,616     2.8%
  Stephen B. Watson                       (9)       277,983     1.4%
  Tony Benton                                       400,000     2.0%
  Richard Rainbolt                        (10)      572,230     2.8%
  Bruce Zucker                            (11)      350,000     1.7%
  Shawn McConnell                         (12)       97,000     0.5%
  Jeff Nivin                                        350,000     1.7%
  Jonathan Handy                          (13)       80,000     0.4%
  Geoffrey St. Leger                      (14)       40,000     0.2%
  Dewey M. Moore                          (15)    2,741,271    13.5%
  Eyal Shachar                            (16)    2,344,565    11.6%
  All executive officers and directors
      as a group                          (17)   11,269,208    55.6%

     (1) Includes options to purchase 447,055 shares of Common Stock, 100,000 shares held as joint tenants with Mr. Moore's father, and 7,629 shares held of record by Mr. Moore's spouse.
     (2)  Includes options to purchase 220,000 shares of Common Stock
     (3)  Includes options to purchase 320,000 shares of Common Stock
     (4) Includes options to purchase 10,000 shares of Common Stock and $70,000 in 12% Senior Secured Convertible Bonds owned by a corporation controlled by Mr. Brewer convertible into a maximum of 466,667 shares of Common Stock.
     (5) Includes options to purchase 30,000 shares of Common Stock, and 166,667 shares owned by a corporation controlled by Mr. Demas.
     (6) Includes options to purchase 10,000 shares of Common Stock and 59,703 shares held of record by Mr. Keller's spouse.
     (7)  Includes options to purchase 20,000 shares of Common Stock

     (8) Includes 55,300 shares owned by a corporation controlled by Mr. Ritz, 1,500 shares of 2002A Convertible Preferred convertible into a maximum of 60,000 shares of Common Stock, 1000 shares of 2002A Convertible
          Preferred owned by a corporation controlled by Mr. Ritz convertible into a maximum of 40,000 shares of Common Stock, warrants to purchase 500,000 shares of common stock granted to a corporation controlled by Mr. Ritz and options to purchase 10,000 shares of Common Stock.
     (9) Includes options to purchase 10,000 shares of Common Stock and $40,000 in 12% Senior Secured Convertible Bonds convertible into a maximum of 233,337 shares of Common Stock.
     (10) Includes options to purchase 185,000 shares of Common Stock.
     (11) Includes options to purchase 200,000 shares of Common Stock.
     (12) Includes options to purchase 75,000 shares of Common Stock.
     (13) Includes options to purchase 30,000 shares of Common Stock.
     (14) Includes options to purchase 30,000 shares of Common Stock.
     (15) Includes 62,214 shares of Common Stock owned by Mr. Moore's spouse and warrants to purchase 50,000 shares of Common Stock.
     (16) Includes warrants to purchase 880,000 shares of Common Stock, options to purchase 200,000 shares of Common Stock, 1,262,565 shares of common Stock owned by a corporation controlled by Mr. Shachar, and a maximum of 590,474 shares from Convertible Debentures.
     (17) Includes options, warrants and convertible instruments to purchase 3,627,055 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions

         The Company believes that all of the transactions set forth below were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         During 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore, Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan was secured by a pledge of intellectual property rights on the Company's RushTrade online trading software. Further, the loan was accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. In December 2001, the Company repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore, Sr. acquired 142,304 shares of the Company's common stock for $23,907, and 25,000 shares of the Company's Series 2002A preferred stock for $250,000. During 2002, Mr. Moore, Sr. converted the $250,000 of Series 2002A preferred stock into 12% Senior Secured Convertible Bonds ("the Bonds"). The remaining balance of the loan of $50,000 was also converted into the Bonds during 2002. On December 31, 2003, Mr. Moore, Sr. converted the $300,000 of the Bonds, the accrued and unpaid interest from the Bonds and the accrued and unpaid dividends on the 2002A preferred stock into 2,469,753 shares of the Company's common stock. At December 31, 2003, the Company did not have a liability due to Mr. Moore, Sr.

         During 2003, the Company issued convertible bonds to a relative of the Chief Executive Officer totaling $15,000. The relative also converted $10,000 of preferred stock into the convertible bonds. On December 31, 2003 the relative elected to convert the $25,000 of convertible bonds, accrued and unpaid dividends and interest into 187,914 shares of common stock. At December 31, 2003 the Company did not have a liability due to the relative of Mr. Moore.

         During 2003, the Chief Financial Officer and relatives of the Chief Financial Officer purchased $12,500 in convertible bonds, and elected to convert the bonds and accrued and unpaid interest into 85,597 shares of common stock on December 31, 2003.


         On March 28, 2002, the Company issued a convertible note for $100,000 to a related party. The note bears interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest are due and payable in a single installment on April 1, 2005. The holder of the note has the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater.

         On May 10, 2002, the Company issued a convertible note to a related party for $33,333. The note bears interest at 9% per annum payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest are due and payable on April 1, 2005. The holder of the note has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

         On  October  16,  2002  and  November  11,  2002  the  Company   issued
convertible  notes to a related  party for $120,000  and $65,000,  respectively, that bear interest at 7% per annum.  Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's  receipt of proceeds of at least $2,000,000 from a debt offering. The notes were convertible into the Bonds;  however,  the holder failed to exercise his conversion  feature and the Bond issue is complete.  Additionally,  in connection  with the November
11, 2002 note,  the Company issued to the holder of the note warrants to acquire
500,000  shares of common stock at an exercise  price of $0.15 per share,  which expire on November 11, 2007. Both of these notes are past due and the Company is in  discussions  with the  holder  on  repayment  or  conversion  into an equity instrument.  The Company has recorded a debt discount of  approximately  $22,000 relating to the issuance of the warrants.  This amount represents the fair value of the warrants,  which was determined by using the Black-Scholes pricing model.
In accordance  with EITF 98-5,  the Company is  amortizing  the debt discount as interest  expense  over the  six-month  term of the note.  For the  years  ended
December  31, 2003 and 2002,  the  Company  recorded  approximately  $17,000 and
$5,000,  respectively,  of interest  expense related to the  amortization of the debt discount.

         During the year ended December 31, 2003, the Company received advances from related parties totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from relatives of the Chief
Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors. During 2003 the Company repaid $30,000 of the advances and $15,000 was converted into the Bonds. The board member has signed a subscription agreement to accept common stock for his $35,000 advance when shares become available. Of the remaining outstanding advances of $55,000 at December 31, 2003, $35,000 will be settled through the issuance of common stock during the first quarter of 2004, and the balance is expected to be repaid in the third quarter of 2004.

         At December 31, 2003 and 2002, total convertible bonds due to related parties were $0 and $300,000. At December 31, 2003 and 2002, total convertible notes due to related parties were $307,007and $298,252, respectively.



Item 13.  Exhibits and Reports on Form 8-K

(b)      Exhibits
      **         2.1         Plan and Agreement of Merger with First Financial Life Companies, Inc.
      #          2.2         Plan and Agreement of Merger with The John Vann Company
      ##         2.3         Asset Purchase Agreement - Block Trading, Inc.
      ##         2.4         Asset Purchase Agreement - Millennium Daqcom/Dallas LP
      ##         2.5         Asset Purchase Agreement - Daqcom International, LLC
      **         3.1         Articles of Incorporation, as amended
      **         3.2         Bylaws
      **         4.1         Specimen certificate for shares of Common Stock of the Company
      **         4.2         Specimen certificate for shares of Preferred Stock of the Company
      **         10.1.1      Employment Agreement with D. M. Moore, Jr.
      **         10.1.2      Employment Agreement with Jim W. Clark


      #          10.1.3      Employment Agreement with John A. Vann
      **         10.2.1      Modified Coinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.2      Administrative Service Agreement with Massachusetts General Life Insurance Company
      **         10.2.3      Reinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.4      National Marketing Agreement with Massachusetts General Life Insurance Company
      **         10.3.1      Modified Coinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.2      Reinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.3      Administrative Service Agreement with Southwestern Life Insurance Company
      **         10.4.1      National Marketing Contract with Legion Insurance Company
      **         10.5        Administrative Services Agreement between Registrant and Rushmore Life
      **         10.6.1      Option Agreement regarding Rushmore Insurance Services, Inc.
      **         10.6.2      Overhead Services Agreement
      **         10.7        Form of registered Representative Agreement
      **         10.8        Form of Investment Advisory Agreement
      **         10.9        Form of Affiliation Agreement with Agents
      **         10.10.1     Full Disclosed Clearing Agreement with Southwest Securities, Inc.
      **         10.10.2     Fully Disclosed Clearing Agreement with First Southwest Company
      **         10.11       Form of Indemnification Agreement signed with all officers and directors
      #          10.12       Voting Agreement between John A. Vann and D.M. Moore, Jr.
      ***        10.13       Letter of Agreement - Kohler-Stephens, Ltd.
      @          10.14       Loan Agreement - John A. Vann
      @          10.15       Promissory Note - John A. Vann
      @          10.16       Collateral Transfer and Security Agreement - John A. Vann
      $          10.17       Settlement Agreement with John A. Vann
      &          10.19       Indemnity Agreement with Andover Brokerage
      &          10.20       Software Sale Agreement with Andover Brokerage
      &          10.21       Software Assignment and License Agreement with MV Technologies
      +          10.22       LostView Purchase Agreement
      +          14.1        Code of Business Conduct and Ethics
      +          21.1        Subsidiaries of the Registrant
      +          31(i)       Certification of Chief Executive Officer
      +          31(ii)      Certification of Chief Financial Officer
      +          32(i)       Section 906 Certification of Chief Executive Officer
      +          32(ii)      Section 906 Certification of Chief Financial Officer


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

(b)      Reports on Form 8-K

    None.

Item 14.  Principal Accountant Fees and Services

         On January 26, 2004, the Company's stockholders ratified the Board of Directors" appointment of KBA Group LLP to serve as the Company's independent auditors for the years ending December 31, 2002 and 2003.

         On March 1, 2003, King Griffin & Adamson PC changed their name to KBA Group LLP. The name change made it necessary for King Griffin & Adamson PC to resign as the independent auditors for the Company. The Board of Directors then appointed the new entity, KBA Group LLP, to serve as independent auditors. There were no material disagreements with King Griffin & Adamson during their engagement.

         The following table sets forth the fees billed to the Company by KBA for the years ending December 31, 2002 and 2003. Fees for audit services provided by KBA Group LLP include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and review of the registration statements.

                                                   2003       2002
                                                ---------   --------
                                                   KBA         KBA
                                                Group LLP   Group LLP
                                                ---------   ---------

           Audit fees                           $  86,050   $  73,935
           Audit related fees                        --           850
                                                ---------   ---------
           Total audit and audit related fees      86,050      74,785
           Tax fees                                  --          --
           All other fees                            --          --
                                                ---------   ---------
           Total                                $  86,050   $  74,785
                                                =========   =========

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rush Financial Technologies, Inc.



April 13, 2004                            By: /s/ D.M. (Rusty) Moore, Jr.
                                          --------------------------------------
                                          D.M. (Rusty) Moore, Jr., President and
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 13, 2004                            /s/ Randy Rutledge
                                          --------------------------------------
                                          Randy Rutledge, Chief Financial
                                          Officer and Secretary and Director
                                          (Principal Financial and Accounting
                                          Officer)


April 13, 2004                            /s/ Charles B. Brewer
                                          --------------------------------------
                                          Charles B. Brewer, Director


April 13, 2004                            /s/ David C. Demas
                                          --------------------------------------
                                          David C. Demas, Director


April 13, 2004                            /s/ James E. Keller
                                          --------------------------------------
                                          James E. Keller, Director


April 13, 2004                            /s/ Ernest J. Laginess
                                          --------------------------------------
                                          Ernest J. Laginess, Director


April 13, 2004                            /s/ Daniel L. (Bo) Ritz
                                          --------------------------------------
                                          Daniel L. (Bo) Ritz, Director


April 13, 2004                            /s/ Gayle C. Tinsley
                                          --------------------------------------
                                          Gayle C. Tinsley, Director


April 13, 2004                            /s/ Stephen B. Watson
                                          --------------------------------------
                                          Stephen B. Watson, Director


Exhibit Index
      **         2.1         Plan and Agreement of Merger with First Financial Life Companies, Inc.
      #          2.2         Plan and Agreement of Merger with The John Vann Company
      ##         2.3         Asset Purchase Agreement - Block Trading, Inc.
      ##         2.4         Asset Purchase Agreement - Millennium Daqcom/Dallas LP
      ##         2.5         Asset Purchase Agreement - Daqcom International, LLC
      **         3.1         Articles of Incorporation, as amended
      **         3.2         Bylaws
      **         4.1         Specimen certificate for shares of Common Stock of the Company
      **         4.2         Specimen certificate for shares of Preferred Stock of the Company
      **         10.1.1      Employment Agreement with D. M. Moore, Jr.
      **         10.1.2      Employment Agreement with Jim W. Clark
      #          10.1.3      Employment Agreement with John A. Vann
      **         10.2.1      Modified Coinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.2      Administrative Service Agreement with Massachusetts General Life Insurance Company
      **         10.2.3.     Reinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.4      National Marketing Agreement with Massachusetts General Life Insurance Company
      **         10.3.1      Modified Coinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.2      Reinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.3      Administrative Service Agreement with Southwestern Life Insurance Company
      **         10.4.1      National Marketing Contract with Legion Insurance Company
      **         10.5        Administrative Services Agreement between Registrant and Rushmore Life
      **         10.6.1      Option Agreement regarding Rushmore Insurance Services, Inc.
      **         10.6.2      Overhead Services Agreement
      **         10.7        Form of registered Representative Agreement
      **         10.8        Form of Investment Advisory Agreement
      **         10.9        Form of Affiliation Agreement with Agents
      **         10.10.1     Full Disclosed Clearing Agreement with Southwest Securities, Inc.
      **         10.10.2     Fully Disclosed Clearing Agreement with First Southwest Company
      **         10.11       Form of Indemnification Agreement signed with all officers and directors
      #          10.12       Voting Agreement between John A. Vann and D.M. Moore, Jr.
      ***        10.13       Letter of Agreement - Kohler-Stephens, Ltd.
      @          10.14       Loan Agreement - John A. Vann
      @          10.15       Promissory Note - John A. Vann
      @          10.16       Collateral Transfer and Security Agreement - John A. Vann
      $          10.17       Settlement Agreement with John A. Vann
      &          10.19       Indemnity Agreement with Andover Brokerage
      &          10.20       Software Sale Agreement with Andover Brokerage
      &          10.21       Software Assignment and License Agreement with MV Technologies
      +          10.22       LostView Purchase Agreement
      +          14.1        Code of Business Conduct and Ethics
      +          21.1        Subsidiaries of the Registrant
      +          31(i)       Certification of Chief Executive Officer
      +          31(ii)      Certification of Chief Financial Officer
      +          32(i)       Section 906 Certification of Chief Executive Officer
      +          32(ii)      Section 906 Certification of Chief Financial Officer



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