Form 10QSB
period 2004-03-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2004-05-20
CIK 884892

UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                        Rush Financial Technologies, Inc.
                        ---------------------------------
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

                                 Yes XXX  No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004: 18,261,934 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


                    RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,     December 31,
                                        ASSETS                                    2004            2003
                                                                              ------------    ------------
Current assets
      Cash and cash equivalents                                               $    148,951    $    171,088
      Accounts receivable                                                           43,154          17,008
      Other receivables                                                               --            43,000
      Prepaid expenses and deposits                                                 93,337          84,043
                                                                              ------------    ------------
            Total current assets                                                   285,442         315,139
                                                                              ------------    ------------
Capitalized software development costs, net of
      accumulated amortization                                                   1,145,184       1,288,245
Property and equipment, net of accumulated depreciation                             82,457          81,359
Intangibles, net                                                                   340,953         213,500
Deferred financing fees, net                                                        16,166          19,630
Goodwill                                                                           200,247            --
                                                                              ------------    ------------
            Total assets                                                      $  2,070,449    $  1,917,873
                                                                              ============    ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                                        $    804,271    $    788,826
      Accrued expenses and other liabilities                                     1,187,580         967,817
      Liabilities acquired in 2001 acquisition                                     332,098         332,098
      Convertible notes payable to related parties                                 185,000         185,000
      Notes payable                                                                 26,387          31,452
      Advances from related parties                                                 55,000          55,000
                                                                              ------------    ------------
            Total current liabilities                                            2,590,336       2,360,192
                                                                              ------------    ------------

Convertible notes payable (including $130,867 and $122,007 due to related parties),  net of unamortized debt discount of $5,683 and $15,872 at March 31, 2004 (unaudited) and December 31, 2003,
      respectively                                                                 294,317         284,128
Convertible bonds payable, net of unamortized debt discount of
      $49,884 and $107,649 at March 31, 2004 (unaudited) and
       December 31, 2003, respectively                                             462,116         564,351

Commitments and contingencies

Shareholders' deficit
      Preferred stock - cumulative; $10 par value; 14,063 shares
            issued and outstanding; liquidation preference of $10 per share        140,630         140,630
      Preferred stock - convertible cumulative; $10 par value; 54,480 shares issued and outstanding; liquidation preference of $10
            per share                                                              544,800         544,800
      Common stock - $0.01 par value, 50,000,000, and 10,000,000 shares authorized  at March 31, 2004 and December  31, 2003,
            respectively; 18,261,934 and 9,960,444  shares issued and
            outstanding at March 31, 2004 and December 31, 2003,
            respectively                                                           182,619          99,604
      Common stock subscriptions receivable                                         (3,277)         (3,277)
      Common stock pending issuance                                                   --         1,050,319
      Common stock issued for assets not yet received                                 --           (36,000)
      Additional paid in capital                                                14,465,122      12,768,184
      Accumulated deficit                                                      (16,606,214)    (15,855,059)
                                                                              ------------    ------------
            Total shareholders' deficit                                         (1,276,320)     (1,290,799)
                                                                              ------------    ------------
            Total liabilities and shareholders' deficit                       $  2,070,449    $  1,917,873
                                                                              ============    ============


                See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2004 and 2003
                                   (unaudited)

                                                                    2004            2003
                                                                ------------    ------------
 Revenue:
         Investment services                                    $    528,991    $    173,798
         Software services                                            44,790            --
                                                                ------------    ------------
                      Total revenue                                  573,781         173,798

 Expenses:
         Investment services                                         464,378         116,996
         Software services                                           268,876            --
         General and administrative                                  254,897         382,053
         Depreciation and amortization                               208,392         194,271
                                                                ------------    ------------
                      Total expenses                               1,196,543         693,320
                                                                ------------    ------------

 Operating loss                                                     (622,762)       (519,522)

Other expenses:
         Interest expense                                           (103,363)        (36,084)
         Loss on settlement of liabilities                           (25,030)           --
                                                                ------------    ------------

 Net loss                                                       $   (751,155)   $   (555,606)
                                                                ============    ============


Basic and diluted net loss per share attributable to common
         shareholders                                           $      (0.05)   $      (0.06)
                                                                ============    ============

Weighted average common shares outstanding, basic and diluted     16,833,181       9,698,710
                                                                ============    ============



     See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2004 and 2003
                                   (unaudited)

                                                                                2004           2003
                                                                            -----------    -----------
Cash flows from operating activities:
     Net loss                                                               $  (751,155)   $  (555,606)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Common stock issued for compensation and services                      25,245           --
          Depreciation and amortization                                         186,392        188,438
          Loss on settlement of liabilities                                      25,030           --
          Amortization of deferred financing fees                                 3,464          3,464
          Amortization of debt discount                                          67,954          2,946
          Amortization of intangible                                             22,000          5,833
          Change in assets and liabilities, net of effect of acquisition:
              (Increase) decrease in assets:
                  Accounts receivable                                           (13,533)        (5,092)
                  Other receivable                                               43,000           --
                  Prepaid expenses and deposits                                  (9,294)        52,817
               Increase (decrease) in liabilities:
                 Accounts payable                                                13,454         49,427
                 Accrued expenses and other liabilities                         226,621         67,510
                                                                            -----------    -----------
Net cash used in operating activities                                          (160,822)      (190,263)
                                                                            -----------    -----------

Cash flows from investing activities:
     Cash acquired in acquisition                                                 4,446           --
     Purchase of equipment                                                       (5,678)          --
     Capitalization of software development costs                               (30,018)       (26,814)
                                                                            -----------    -----------
Net cash used in investing activities                                           (31,250)       (26,814)
                                                                            -----------    -----------

Cash flows from financing activities:
     Bank overdraft                                                                --            6,327
     Proceeds from sale of common stock                                         175,000           --
     Payments on notes payable                                                   (5,065)        (7,375)
     Advances from related parties                                                 --           95,000
     Proceeds from convertible bonds                                               --           65,000
                                                                            -----------    -----------
Net cash provided by financing activities                                       169,935        158,952
                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                       (22,137)       (58,125)
Cash and cash equivalents at beginning of period                                171,088         64,278
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   148,951    $     6,153
                                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $      --      $      --
     Cash paid for income taxes                                             $      --      $      --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividend accrued                                       $    15,422    $    17,560
     Preferred stock converted into convertible bonds                       $      --      $    85,000
     Common stock issued as payment for accrued interest and accrued
          dividends                                                         $    47,310    $      --
     Common stock issued in the Lostview acquisition                        $   337,500    $      --
     Receipt of asset purchased with common stock                           $    36,000    $      --
     Conversion of bonds into common stock                                  $   160,000    $      --
     Common stock issued for pending issuances                              $ 1,050,319    $      --


        See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Information

     The  financial  statements  included  herein  have  been  prepared  by Rush
Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of and for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

     Rush Financial Technologies, Inc., dba RushTrade(R) Group ("RSHF," "RushTrade Group," "we," "our" or "the Company"), is a holding company that operates through two primary subsidiaries. We were formed in September 1990 and commenced operations in March 1991 as Rushmore Capital Corporation. In 1997, we changed our name to Rushmore Financial Group, Inc., and on January 26, 2004 to our current name.

     RushGroup Technologies, Inc. ("RushGroup"), our financial technology development subsidiary, develops and operates proprietary real-time portfolio management software products, order management systems, direct-access trading software applications and data services center. Utilizing a number of proprietary  technologies  and its exclusive  Direct Access  Routing  Technology
(DART), RushGroup offers real-time market data platforms and direct access products to meet the needs of active online investors, semi-professional traders or institutional portfolio managers and traders.

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

     In 2000, RushTrade Group launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, the Company introduced its direct access technology platform in August 2002 under its RushTrade(R) brand. Currently, management expects RushTrade revenues, growth in new accounts and trade volumes to continue its quarter-to-quarter increases, now that the RushTrade business unit has become the Company's primary source of revenue.

     As part of our repositioning as a real-time financial technology development and direct access online financial services company, our board of directors approved a name change to Rush Financial Technologies, Inc., which became effective upon stockholder approval and the filing of amended articles of incorporation with the Secretary of the State of Texas in January 2004. With the name change, the Company's ticker symbol on the OTC Bulletin Board Market was changed to "RSHF."

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2004, the Company's current liabilities exceeded its current assets by $2,304,894. Also, the Company had net losses from continuing operations of $2,475,947 in 2003 and $3,131,636 in 2002, and $751,155 in the first quarter of 2004. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash by the use of borrowings and equity. In February 2004, the Company commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and the Company sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000.

     On May 4, 2004, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. The Company retained the services of Invest Linc Securities, LLC and RushTrade Securities, Inc., a wholly-owned subsidiary of the Company (together the "Placement Agents"), to offer and sell the common stock of the Company on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,660,000 shares of common stock. Assuming the minimum offering is attained, net proceeds of $400,000, Management believes the Company can fund execution of the RushTrade business plan during 2004, but will be unable to meet any contingent liability obligations or enhance and market the RushGroup software products. If the Company is able to raise the maximum amount of the offering, net proceeds of approximately $5,000,000, and is able to successfully execute the business plan, Management believes the Company will not need additional financing in the foreseeable future.

     RushTrade is executing a low-cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that are producing desired results. RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic that generates most of its current sales leads. RushTrade believes that it can position itself as a low-cost leader in the retail direct access "space" as the Company prepares to launch RushGroup products and financial market data services in the institutional marketplace later in 2004.

2.   Use of Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.

3.   Industry Segment Information

     The Company's segments have been identified based on products and services offered, as well as risks assumed, in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. Rushmore Securities Corporation ("RSC") and RushTrade offer broker/dealer services, and their operations have been included in the Investment Services segment. RSC's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushGroup, which offers licensing of the RushTrade direct access software and other arrangements and is expected to become the significant focus for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has received minimal revenue to date related to the Software Services segment.

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

     The  following  summarizes  the  Company's   identifiable  assets,  capital
expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                  March 31,
                                --------------------------------------------
    Identifiable Assets                2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $         181,043       $         345,626
Software Services                         1,764,375               1,723,458
Corporate                                   125,031                  71,020
                                --------------------    --------------------
           Total                  $       2,070,449       $       2,140,104
                                ====================    ====================

                                        Three Months Ended March 31,
                                --------------------------------------------
   Capital Expenditures                2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $               -       $               -
Software Services                            30,018                  26,814
Corporate                                     5,678                       -
                                --------------------    --------------------
           Total                  $          35,696       $          26,814
                                ====================    ====================

     Depreciation and                   Three Months Ended March 31,
                                --------------------------------------------
       Amortization                    2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $           7,632       $           9,782
Software Services                           173,672                 172,911
Corporate                                    27,088                  11,578
                                --------------------    --------------------
           Total                  $         208,392       $         194,271
                                ====================    ====================


     The following summarizes the Company's industry segment operating data for the periods indicated:

                                        Three Months Ended March 31,
                                --------------------------------------------
          Revenue                      2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $         528,991       $         173,798
Software Services                            44,790                       -
Corporate                                         -                       -
                                --------------------    --------------------
           Total                  $         573,781       $         173,798
                                ====================    ====================

                                        Three Months Ended March 31,
                                --------------------------------------------
     Interest Expense                  2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $               -       $             379
Software Services                                 -                       -
Corporate                                   103,363                  35,705
                                --------------------    --------------------
           Total                  $         103,363       $          36,084
                                ====================    ====================

                                        Three Months Ended March 31,
                                --------------------------------------------
     Net Income (Loss)                 2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $          56,981       $        (149,975)
Software Services                          (397,758)               (172,911)
Corporate                                  (410,378)               (232,720)
                                --------------------    --------------------
           Total                  $        (751,155)      $        (555,606)
                                ====================    ====================

4.   Capitalized Software Development Costs

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2003 and 2002. For the three months ended March 31, 2004 and 2003, the Company amortized $173,672 and $172,911 of software costs, respectively, using an estimated useful life of three years. As of March 31, 2004 the total of all capitalized software development costs was $2,356,401. At March 31, 2004 and 2003, accumulated amortization of capitalized software development costs totaled $1,211,217 and $518,733, respectively.

5.   Reclassification

     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

6.   Net Loss Per Share

     Loss per share applicable to common shareholders for the periods indicated are computed using the following information:

                                                 Three months ended March 31,
                                               --------------------------------
                                                     2004              2003
                                               --------------    --------------
Net loss                                          $ (751,155)       $ (555,606)
Dividends on preferred stock                         (15,422)          (17,560)
                                               --------------    --------------
Net loss applicable to common shareholders        $ (766,577)       $ (573,166)
                                               ==============    ==============
Net loss per share applicable to common
         shareholders                             $    (0.05)       $    (0.06)
                                               ==============    ==============

     7.  Acquisition

     The Company acquired LostView Development Corporation ("LostView") through a stock purchase agreement effective February 27, 2004, where the Company purchased all of the outstanding stock of LostView in exchange for 750,000 shares of the Company's restricted common stock at closing and an additional 750,000 shares to be issued all or in part on December 31, 2004, to the extent that LostView's primary employees fulfill the terms of their employment agreements. LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. RushTrade Group expects to benefit from the addition of LostView in several significant ways. By utilizing LostView's resources, RushGroup's software development capabilities will increase, accelerating its options and futures trading development. RushGroup will also be better positioned to quickly add new product enhancements, including the ability to capture market data directly from the financial exchanges. Moreover, RushTrade will gain additional levels of redundancy and fault tolerance for its products and services. RushGroup will also retain key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

     The consideration for the purchase of LostView has been valued at $337,500, based on the fair value of the stock issued on February 27, 2004. The contingent consideration will be recorded when the contingency is resolved and the consideration is transferred. This will result in an additional element of the cost of the acquired entity and will be valued using the current fair value of the stock issued.

     The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of LostView have been recorded at their estimated fair value and the results of operations have been included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $200,247 and was allocated to goodwill.

Allocation of Purchase Price

     Following is a summary of the amounts assigned to the assets and liabilities of LostView:

      Cash                                                    $     4,446
      Accounts receivable                                          12,612
      Property and equipment                                        8,733
      Goodwill                                                    200,247
      Intellectual Property and Other Intangibles                 113,453
      Accounts payable                                              1,991
                                                              -----------

      Total purchase price                                       $337,500
                                                              ===========

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions discussed above had occurred at January 1, 2003:

                                                        For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   ------------    ------------
  Revenues                                         $    605,668    $    177,890
  Net loss attributed to common shareholders       $   (751,155)   $   (555,606)
  Net loss per share attributed to common
          shareholders, basic and diluted          $      (0.03)   $      (0.05)
  Weighted average shares outstanding, basic and
          diluted                                    17,311,203      10,448,710


8.   Intangibles

     In March 2002, the Company entered into an Agreement, as an amendment to an earlier revenue-sharing agreement, with NewportX.com, an affiliate of Online Trading Academy of Irvine, CA ("OTA") to acquire a block of up to 150 active trader accounts which were to be referred or directed to RushTrade over six months in exchange for 1,200,000 shares of RFGI common stock. These shares were issued during March 2002 and the Company recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the first quarter of 2004, 25 trader accounts were certified and accordingly $36,000 has been reclassified to intangible assets. In total as of March 31, 2004, 150 trader accounts have been certified and $300,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible in the first quarter of 2004 and 2003 was $22,000 and $5,833, respectively. At March 31, 2004 accumulated amortization of this intangible totaled $72,500 and $10,833, respectively. As of March 31, 2004 OTA has fulfilled the agreement and no additional trader accounts are due.

9.   Convertible Bonds

     As of December 31, 2003 the $1,500,000 offering of 12% Senior Secured Convertible Bonds ("Bonds") was fully subscribed. The Bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the average market price of the stock for the ten days preceding conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. The Company calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the three months ended March 31, 2004 and 2003 was $57,765 and $0, respectively.

     During the three months ended March 31, 2004, $160,000 of Bonds converted into 702,996 shares of common stock and at March 31, 2004 Bonds payable totaled $462,116 net of unamortized debt discount of $49,884.

10.  Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense in the quarters ended March 31, 2004 and 2003 as the exercise prices of the options issued equaled or exceeded the fair market value of the stock on the date of issuance. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting
Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have been increased as indicated below:

                                                         Three Months
                                                        Ended March 31,
                                                    ----------------------
                                                      2004          2003
                                                    ---------    ---------
   Net loss attributable to common shareholders,
        as reported                                 $(766,577)   $(573,166)
   Add:  Stock-based employee compensation
        expense included in reported net loss               -            -
   Deduct:  Stock-based employee compensation
        expense determined under fair value based
        method                                        (26,368)      (1,915)
                                                    ---------    ---------
   Pro forma net loss                               $(792,945)   $(575,081)
                                                    =========    =========

   Net loss per share
   As reported                                      $   (0.05)   $   (0.06)
                                                    =========    =========
   Pro forma                                        $   (0.05)   $   (0.06)
                                                    =========    =========

11.   Shareholders' Deficit

     During the first quarter of 2004 the Company issued 63,458 shares of common stock (valued at $21,744 based on the fair value of the Company's common stock on the date of issuance) to employees as compensation, holders of $160,000 of convertible bonds elected to convert their bonds into 702,996 shares of common stock, 750,000 shares of common stock were issued for the purchase of LostView Development Corporation, 9,212 shares of common stock were issued as directors fees (valued at $3,501 based on the fair value of the Company's stock on the date of issuance) and $22,280 of accrued interest and accrued dividends were converted into 99,195 shares of common stock valued at $47,310 on the date of issuance. Since the fair value of common stock issued for accrued interest accrued dividends was greater than the amount owed, a loss was recorded during the three months ended March 31, 2004 for the difference which totaled $25,030. Additionally, 538,178 shares of common stock were issued for proceeds of approximately $175,000.

     During the first quarter of 2004, the Company also issued 6,138,501 shares of common stock to settle pending issuances from 2003.

     During the first quarter of 2004, the Company granted 70,000 options to employees and directors. The options have an exercise price of $0.38, a term of 10 years and vest immediately.

12.  Payroll Tax Obligation

     The Company has an estimated federal and state payroll tax obligation of $255,589 at March 31, 2004. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003 and the first quarter of 2004 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the third quarter 2003, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

13.  Legal Proceedings

     The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

     Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. A jury trial is set for June 6, 2004. We are currently unable to estimate the ultimate liability, if any, related to this complaint.

     On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim, and we are currently unable to estimate the ultimate liability, if any, related to this complaint.

     On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. We dispute the claims and plan to vigorously defend ourselves in this matter. At March 31, 2004 and December 31, 2003 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount.

     RSC Proceedings. On January 16, 2002, in Eichof, et al. v. Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677, eight former customers of a former registered representative of RSC filed a complaint contending that they made numerous investments in securities which the former account representative sold outside and away from RSC. The claimants allege the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and virtually the entire amount was lost through such investments. RSC denies the allegations, contends they are barred by the applicable statutes of limitations, that RSC owed no legal duty to three of the claimants who never had an account with RSC, that RSC did not fail to properly supervise its former registered representative, and intends to vigorously pursue our defense. The matter is being defended by RSC's former errors and omissions insurance carrier under a reservation of rights. Currently, we are unable to estimate the ultimate liability, if any, related to this complaint. However, should this complaint be resolved in favor of the claimants, any liability to RSC not covered by our insurance may have an adverse effect on our financial condition.

     On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. During the first quarter of 2004 we successfully negotiated a settlement with the representatives in the amount of $98,750. This amount has been recorded as a liability at March 31, 2004.

     On  November  14,  2003,  in William  E.  McMahon  v.  Rushmore  Securities
Corporation, Chicago Investment Group, LLC, et al; NASD Dispute Resolution Arbitration No. 03-07986, a former securities account customer filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. We have filed a response, and at present are unable to estimate the ultimate liability, if any, related to this complaint.

     In May 2003, in Watson, et al. v. Rushmore Securities, et al., a former securities account customer of RSC filed for NASD arbitration against his former account representative, the account representative's account manager, their local office and their successor brokerage, claiming the investments were unsuitable and speculative and that their accounts decreased in value by $125,000. This matter was settled in the first quarter of 2004 for $5,000.

      In May 2003, in Jaffy v. Rushmore Securities, et al. a former securities account customer of RSC filed for NASD arbitration against her former account representative and their successor brokerage firm claiming their investments were unsuitable, speculative, negligent, grossly negligent and with negligent supervision. The complaint was settled in March 2004 for $1,500.

     RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at March 31, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

     The Company has taken several steps to increase cash by the use of borrowings and equity. In February 2004, the Company commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and the Company sold 538,178 shares at an average price of $0.32 per share for proceeds of approximately $175,000. Subsequent to the end of the quarter, funds were received under this placement for 401,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

     On May 4, 2004, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. The Company retained the services of Invest Linc Securities, LLC, and of RushTrade Securities, Inc., a wholly-owned subsidiary of the Company (together the "Placement Agents"), to offer and sell the common stock of the Company on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,660,000 shares of common stock. Assuming the minimum offering is attained, net proceeds of $400,000, Management believes the Company can fund execution of the RushTrade business plan during 2004, but will be unable to meet any contingent liability obligations or enhance and market the RushGroup software products. If the Company is able to raise the maximum amount of the offering, net proceeds of approximately $5,000,000 and are able to successfully execute the business plan, Management believes the Company will not need additional financing in the foreseeable future.

     The Company and LostView Development Corporation ("LostView") finalized a stock purchase agreement effective February 27, 2004, where the Company purchased all of the outstanding stock of LostView in exchange for 750,000 shares of the Company's restricted common stock at closing and an additional 750,000 shares to be issued all or in part on December 31, 2004, to the extent that LostView's primary employees complete their employment agreements. LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. RushTrade Group expects to benefit from the addition of LostView in several significant ways. By utilizing LostView's resources, RushGroup's software development capabilities will increase, accelerating its options and futures trading development. RushGroup will also be better positioned to quickly add new product enhancements, including the ability to capture market data directly from the financial exchanges. Moreover, RushTrade will gain additional levels of redundancy and fault tolerance for its products and services.
RushGroup will also retain key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

     The consideration for the purchase of LostView has been valued at $337,500, based on the fair value of the stock issued on the date of the purchase. The contingent consideration will be recorded when the contingency is resolved and the consideration is transferred. This will result in an additional element of the cost of the acquired entity and will be valued using the current fair value of the stock issued. The results of operations of the acquired entity are included in the consolidated operations of the Company from the acquisition date.

2.   RushTrade and RushGroup Business Summary

Overview

     Rush Financial Technologies, Inc. is a holding company that operates through two primary subsidiaries:

     RushGroup Technologies, Inc. ("RushGroup"), our financial technology development subsidiary, develops and operates proprietary real-time portfolio management software products, order management systems, direct-access trading software applications and data services center. Utilizing a number of proprietary  technologies  and its exclusive  Direct Access  Routing  Technology
(DART), RushGroup offers real-time market data platforms and direct access products to meet the needs of active online investors, semi-professional traders or institutional portfolio managers and traders.

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

Products

     We develop and support software applications for active on-line investors who trade in the stock market. We offer three platforms: RushTrade Direct Pro--a "Level II" software-based product, RushTrade Direct Plus--a "Level I" software-based platform, and RushTrade Direct--a "Level I" browser-based product.

     Level I access systems provide current inside market quotations, highest bid price and lowest offer price that make up the best available price. Our Level II system provides this same service, as well as detailed quotes (including each Market Maker and ECN posting bid and ask and other real-time market data), and the most recently executed trades (including the size and time of the transactions). Our trading platforms provide customers and licensees with real-time quotes and charts, fast and reliable access to various markets, and many other advanced decision support tools and portfolio management tools.

     Using our products, we believe that customers purchasing or selling shares of stock receive the best possible price, because orders are sent directly to the particular Exchange or ECN in most cases offering the best price on any particular stock at any given time. In contrast, most of the traditional online brokerage firms process customer orders through standard browser-based software that routes the order through the firm's trading desk or to third-party wholesalers with "payment for order flow" arrangements that normally increase the customers' price, and inhibit speed and quality of execution.

     RushTrade  Direct  Pro  meets  the  demands  of more  sophisticated  online investors and semi-professional traders by providing the latest trading technologies and services available in an easy-to-use trading system. Significant features of the Level II product include streaming, real-time Level II stock quotes, news, advanced charting, time and sales, research and
RushTrade's proprietary DART. Registered securities representatives are available by telephone to provide customer service.

     The technological advancements made in RushTrade Direct Pro constitute the third generation of trading software platforms. RushTrade Direct Pro provides a clean and intuitive user interface through the use of multiple methods of accessing each tool and performing each task, and the utilization of advanced Windows(TM) functionality. We believe that RushTrade's Level II product user interface is designed to be much more efficient and "user friendly" than that of the competition.

     RushTrade Direct Pro software can be downloaded with less than a 1.6-megabyte requirement versus 10 to 15 megabytes required for most of the other competitive software platforms. While other competitive platforms require broadband data connections such as ISDN, DSL or T-1 connections, we believe that RushTrade Direct Pro is one of the only Level II software applications of its kind that will operate effectively with as little as a 56K dial up connection.

     While improving upon the user interface, we simultaneously developed decision support tools that provide many of the latest advanced trading technologies. These technologies include multiple order entry methods, sophisticated basket trading capabilities, conditional orders, parametric alerts and a stock market screening tool. These advanced decision support tools enable traders and active investors to quickly make more informed decisions.

RushTrade Direct Pro features include:

     o    User defined alarms and screen alerts
     o    Streaming, real-time Level II quotes
     o    Direct access order routing utilizing DART
     o    Conditional Orders, i.e., Trailing Stops, Make Best, etc.
     o Powerful charting package including intra-day charts with numerous advanced studies
     o    3G Board View (Watch list)
     o    Real-time news available
     o    A listing of several market indices with quotes
     o    Multiple Level II books
     o    Customizable tickers
     o    Real-time portfolio and account balances
     o    Multiple account and sub-account management
     o    Advanced order management and automated trading features
     o    Customizable hot key setup
     o    Time and sales studies

     RushTrade Direct Plus is the newest member of our family of products, a hybrid of the Direct Pro and Direct platforms. Direct Plus is available without a monthly software fee, and was developed for the active trader that needs streaming Level I data, advanced charting, real-time news and other functions available on the Direct Pro platform. RushTrade Direct Plus clients have access to the same customer service support that RushTrade Direct Pro users receive.

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

Customers

     We market our products and services to the general public via the Internet and other media. According to Bear Stearns & Co., Inc., the retail user market is estimated at 20 million and grew by 20% in 2001 and 8% in 2002 (during a period of market decline). Our target is the active traders in this market, who we believe offer the greatest profit potential. Since September 2002, when we began opening accounts in RushTrade, until December 2003, we have added 1,272 customer accounts. We are not dependent upon any one customer or group of customers. Our average customer account has a net asset value as of December 31, 2003 of approximately $30,600 and makes an average of more than 12 trades per month.

     Our second target group of customers is expected to be persons and firms to license versions of RushGroup software, which is still in development. See "-- Growth Strategy."

     RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that are expected to generate both subscription-based and transaction-based revenue. RushTrade believes it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002, we have begun hiring new sales representatives to produce new customer accounts from sales leads generated from our Internet advertising. We believe we have embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with trade volumes that can produce increased revenues. There can be no assurances that these steps will result in our being able to settle our liabilities they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

Technology

     Our DART is a proprietary smart order routing technology that provides advanced direct access trading capabilities to online investors. DART is directly connected to multiple Exchanges and Electronic Communication Networks
(ECNs), allowing customers, in most cases, to bypass the "middlemen," brokers or Market Makers that have traditionally executed customer orders. ECNs receive orders that are executed against other orders within the ECN's electronic order book.

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

Market Opportunities

     Demographic shifts and new technologies always drive change, and electronic brokerage, electronic clearing and electronic order matching is changing the retail brokerage and institutional trading industry. In addition, recent regulatory actions are opening up new opportunities for our products and services. Various regulatory agencies are requiring changes in long established practices, such as; "payment-for-order-flow" between market makers, "soft dollar" arrangements to trading firms in exchange for research coverage and more recently, Mutual Fund managers' after-market hours trading practices. We believe we are positioning ourselves to benefit from the convergence of these industry trends and in the midst of all the regulatory changes.

     Online trading remains a dynamic force today representing over one-third of total trading volume on the New York Stock Exchange and Nasdaq. According to Bear Stearns & Co., Inc. there were over 20.5 million online retail trading accounts in the U.S. at the beginning of 2003, up 8% from 19 million in 2002 which was up from 17.4 million, an increase of 20% from 2001. The more active, self-directed traders, also known as semi-professional traders or day traders, accounted for 83% of this trading volume.


     The institutional market consists of proprietary and institutional trading firms, hedge funds, mutual fund and other private portfolio managers, banks, other financial institutions, broker/dealers, market data vendors and media content providers. We believe that new technologies have begun to erode the dominance previously enjoyed by a few large players such as Bloomberg, ILX/Thompson and Reuters. Technological and regulatory trends have opened up opportunities for new providers like us that can more efficiently and cost effectively deliver financial tools and information.

     According to Active Trader, an industry magazine, many industry experts expect direct-access to become an increasingly large part of trading operations and hedge funds in the U.S. and abroad and continue to dominate retail day trading with order volumes to increase over the next few years. We believe that our market opportunity can be maximized by our multi-product offering with its superior functionality and ease of use; a low cost operational infrastructure;
and a motivated and effective customer service support team to address receptive markets in both retail direct access online space as well as the institutional market.

Growth Strategy

     We have two core businesses with two primary channels of distribution for our products and services. Currently driving our revenue growth is a new generation, direct-access broker/dealer subsidiary, RushTrade Securities, Inc., an NASD and SIPC member that is registered in all 50 U.S. states and accepts new customers from most foreign countries. We do not provide advice or make trade recommendations, all accounts are self-directed and customers meet strict suitability requirements.

     We are executing a low cost "guerrilla" sales and Internet marketing strategy in addition to our strategic alliances that are producing sustained rates of sales growth. We have received the exclusive endorsement of Steve
Crowley's nationally syndicated American Scene Business Talk Radio, which has been heard live daily in over 75 major markets from over 250 radio stations across the USA. Through our Internet advertising, we have been seen on Google, CBS Market Watch, Big Charts, Kiplinger, CNN.com, MSN, C/Net, Ask Jeeves, Elite
Trader, Info Space, AOL, Alta Vista and Yahoo Finance. Visits to our web domains, www.daytrade.com and www.rushtrade.com, have created a growing web traffic that has generated most of our current sales leads. We believe that we can position ourselves as a low cost leader in the retail direct access market as we prepare to launch our products and services in the institutional marketplace.

     Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002 RushTrade has experienced substantial quarter to quarter increases in new accounts, share/trade volume and customer account assets.

     The number of RushTrade customer accounts and corresponding customer assets has grown as follows:

    As of      Total     Securities       Cash         Total        Margin         Total
    Date     Accounts       Value        Balance       Assets        Debt          Equity
 -------------------------------------------------------------------------------------------
   9/30/02       95     $ 1,492,474   $ 1,671,317   $ 3,163,791    $ (27,652)   $ 3,136,139
  12/31/02      140       4,335,121     1,984,429     6,319,550     (318,152)     6,001,398
   1/31/03      190       5,608,639     4,501,291    10,109,930     (829,355)     9,280,575
   2/28/03      225      10,415,611     5,188,474    15,604,085   (1,426,446)    14,177,639
   3/31/03      301      11,552,613     4,803,235    16,355,848   (1,169,472)    15,186,376
   4/30/03      421      14,054,217     6,765,568    20,819,785   (1,468,478)    19,351,307
   5/31/03      522      15,434,623     8,304,606    23,739,229   (1,799,998)    21,939,231
   6/30/03      636      18,794,159     9,141,242    27,935,402   (2,598,923)    25,336,479
   7/31/03      751      20,419,951     9,993,480    30,413,430   (2,701,092)    27,712,338
   8/31/03      856      22,312,506    10,612,005    32,924,511   (3,148,393)    29,776,118
   9/30/03     1,001     20,740,815    10,992,947    31,733,762   (2,075,382)    29,658,380
  10/31/03     1,116     21,590,111    11,396,924    32,987,035   (1,261,640)    31,725,395
  11/30/03     1,185     23,325,859    12,693,979    36,019,838   (1,467,801)    34,552,037
  12/31/03     1,272     27,818,441    12,940,421    40,758,862   (1,811,751)    38,947,111
   1/31/04     1,422     28,824,596    14,083,292    42,907,888   (2,090,120)    40,817,768
   2/29/04     1,587     31,161,088    13,797,508    44,958,596   (2,327,977)    42,630,619
   3/30/04     1,775     31,222,653    16,627,495    47,850,149   (2,342,976)    45,507,172
   4/30/04     1,884     31,875,885    18,555,467    50,431,352   (2,665,504)    47,765,848


     The following table shows the 2003 and through March 2004 activity level of the RushTrade Securities, Inc. customer base:

                  For the            Number            Number
                  Month of          of Trades        of Shares
               ---------------     -----------     ------------
               January 2003             3,414        3,596,532
               February 2003            3,851        3,583,894
               March 2003               4,521        3,039,325
               April 2003               7,019        4,242,451
               May 2003                 8,178       10,029,062
               June 2003               11,054        8,772,640
               July 2003               10,839       11,632,790
               August 2003             10,112       12,672,975
               September 2003          13,315       32,177,054
               October 2003            15,700       39,072,872
               November 2003           14,746       54,738,776
               December 2003           16,311       47,055,892
               January 2004            18,362       69,948,879
               February 2004           16,270       46,033,738
               March 2004              20,307       78,024,289
               April 2004              21,873       98,027,673

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

Financial Highlights

     With the launch of the RushTrade products in the third quarter of 2002, RushTrade began a marketing effort to acquire new customer accounts. Despite limited funds for advertising and marketing personnel, RushTrade has grown from a total of 95 customer accounts at September 30, 2002 to a total of 1775 at the end of the current period, representing a compound annual growth rate ("CAGR") of 251% in customer accounts. Total customer assets have grown from approximately $3,100,000 to over $47,000,000 in the same period, an increase of over 1400%. Trades executed have grown from less than 3,500 in January 2003 to over 20,000 in March 2004, an increase of 471%.

     Acceptance of the RushTrade trading platforms, as evidenced by the increases, is the primary factor behind revenue growth from only $34,000 in the third quarter of 2002 to over $519,000 in the current period, a quarterly revenue growth at a CAGR of 228%. RushTrade's clearing costs, including third party clearing fees, exchange fees and ECN order routing fees, averaged 30% in the current period giving RushTrade a gross operating margin of 70%.

     Continued growth of customer accounts, customer assets and customer trades are necessary to drive revenue increases and coupled with the current gross margins, should enable the Company to become cash flow positive in the near term.

3.   Results of Operations

Three Months Ended March 31, 2004 and 2003:

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                       Three Months Ended March 31,
                                   ------------------------------------
               Revenue                    2004                2003
        -----------------------    ----------------    ----------------
        Investment Services          $     528,991       $     173,798
        Software Services                   44,790                   -
        Corporate                                -                   -
                                   ----------------    ----------------
                   Total             $     573,781       $     173,798
                                   ================    ================


     Total revenue for the first quarter increased $399,983, or 230%, from 2003 to 2004. This increase reflects the additional Software Services revenue from the LostView acquisition, and reflects the increased revenue from 1,775 total customer accounts in the RushTrade business unit in 2004 compared to 301 in the same period of 2003.

     Investment Services revenue increased $355,193, or 204%, from 2003 to 2004. The increase in revenue is primarily due to management's efforts to concentrate on the continued development, launch and marketing of its RushTrade direct access on-line trading system. The RushTrade business unit continues to show revenue growth from quarter to quarter. For the quarter ending March 31, 2003 RushTrade revenue was $95,925 compared to $519,018 for the same period in 2004, an increase of $423,093 or 441%. The current period revenue increased $108,815 over the quarter ending December 31, 2003, where RushTrade revenue was $420,176, an increase of almost 26%. The Company expects revenues from the RushTrade business unit to continue to increase during the remainder of 2004. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

     RushGroup Technologies, Inc., the Company's financial technology development subsidiary, had revenue of $44,790, an increase of $44,790 from 2003 to 2004. The increase is due to the acquisition of LostView and its related sources of revenue. The Company plans to offer licensing of the RushTrade direct access software and other arrangements and this segment is expected to become a significant stream of revenue for the Company in the future. There is ongoing development activity on the software to enhance its use to outside entities; however the Company has received minimal revenue from licensing. RushGroup released the RushTrade platforms in late 2002 with a marketing effort beginning in December 2002. The Company has had contact with several institutions and brokerages about the licensing of various software components or applications of the RushTrade platforms, but at present none have been consummated.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:
                                     Three Months Ended March 31,
                                  ---------------------------------
               Expense                 2004               2003
        ----------------------    --------------    ---------------
        Investment Services         $   472,010       $    333,426
        Software Services               442,548            172,911
        Corporate                       410,378            223,067
                                  --------------    ---------------
                   Total            $ 1,324,936       $    729,404
                                  ==============    ===============

     Total expenses increased $595,532 or 82%, from 2003 to 2004. Investment Services expenses increased 42%, or $138,584, Software Services expenses increased $269,637, or 156%, and Corporate expenses increased 84%, or $187,311.

     Investment Services expenses increased $138,584, or 42%, from 2003 to 2004. In general this is attributable to the increase in marketing related cost associated with the new RushTrade business model and the increase in transaction based expenses. In 2003 advertising cost related to the acquisition of new RushTrade customer accounts was approximately $8,000 compared to over $90,000 in 2004, an increase of $82,000. From 2003 to 2004, transactions based cost increased due to the increase in shares traded from approximately 10,000,000 to over 220,000,000. As RushTrade revenues increase, the infrastructure necessary to support the expansion of the customer base will further increase. RushTrade will need to add customer support personnel and additional software sales representatives in order to continue to increase revenue and support the acquisition of additional customer accounts.

     Software Services expenses increased 156% or $269,637 from 2003 to 2004. As the business unit transitioned from development stage to the implementation of the products through the RushTrade business unit it became necessary to increase the infrastructure supporting the products. Among the major increases was an increase in payroll of approximately $130,000, $15,500 in subscription fees, $35,000 in quotation services, $4,000 in general office expenses, $7,500 in stock-based compensation, and an increase in data line costs of $45,000, which includes the incorporation of LostView Development into this business unit. As overall market activity and acceptance of the products increases, costs will continue to increase.

     Corporate expenses increased $187,311, or 84%, from 2003 to 2004. In part this is due to an increase in amortization of deferred financing fee, debt discount and intangibles of $93,000, cost related to the stockholders meeting of $32,000, an increase in accounting fees of $15,000, an increase in legal expenses of $37,000 and an increase in payroll of $26,000.

Net loss

     The  following  table sets forth the  components  of the  Company's  income
(loss) for the periods indicated:

                                        Three Months Ended March 31,
                                    ------------------------------------
           Net Income (Loss)              2004                2003
        ------------------------    ----------------    ----------------
        Investment Services           $      56,981       $    (149,975)
        Software Services                  (397,758)           (172,911)
        Corporate                          (410,378)           (232,720)
                                    ----------------    ----------------
                   Total              $    (751,155)      $    (555,606)
                                    ================    ================

Net operating losses increased $195,549, or 35%, from 2003 to 2004. The net income (loss) from Investment Services increased from a loss of $149,975 to income of $56,981 or 138% from 2003 to 2004. This in part is a reflection of the margins offered by the direct access online business model. Software Services net loss increased $224,847, or 130% from 2003 to 2004. This is due in part to the increase in infrastructure to support the increased activity levels.
Corporate net loss increased from $232,720 to $410,378. The increase in Corporate net loss is in part due to the Company's loss on the settlement of liabilities of $25,030, an increase of $15,000 in accounting fees, $32,000 for the stockholder meeting held on January 26, 2004, $37,000 in legal expenses, and the amortization of deferred financing fee, debt discount and intangibles totaling $93,418.

Liquidity

    Cash Flows from Operating Activities - The Company had a net loss of $751,155 for the quarter ended March 31, 2004. This amount was adjusted for non-cash expenses totaling $330,085. Cash flows from operating activities were increased by an increase in accrued expenses and accounts payable of $240,075 and a decrease in other receivables of $43,000 offset by an increase in accounts receivable and other assets of $22,827; thus yielding a net cash flow used by operating activities of $160,822. The Company had a net loss of $555,606 for the quarter ended March 31, 2003. This amount was adjusted for non-cash expenses totaling $200,681. Cash flows from operating activities decreased by an increase in receivables of $5,092 offset by a decrease in prepaids and deposits of $52,817 and an increase in accounts payable and accrued expenses of $116,937; thus yielding a net cash flow used by operating activities of $190,263.

    Cash Flows From Investing Activities - Cash flow used by investing activities during the quarter ended March 31, 2004 was $31,250, due to capitalizing $30,018 in development costs related to the RushTrade direct access software, purchasing various fixed assets for $5,678 and from cash acquired in the acquisition of LostView. Cash flow used by investing activities during the quarter ended March 31, 2003 was $26,814, due to capitalizing $26,814 in development costs related to the RushTrade direct access software Back Office Management Tool.

    Cash Flows from Financing Activities - During the quarter ended March 31, 2004, the Company raised $175,000 from the sale of common stock, and paid $5,065 as payments on notes. During the quarter ended March 31, 2003, the Company raised $65,000 from the sale of 12% Senior Secured Convertible Bonds and had advances from related parties totaling $95,000. The Company also had an increase in its bank overdraft of $6,327 during the first quarter of 2003. These increases were off set by repayments of notes payable totaling $7,375.

     The Company's cash and cash equivalents available for operations at March 31, 2004 were $148,951, and the Company's current liabilities exceeded its current assets by $2,304,894. The Company's requirements for normal cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2004, the Company had $2,590,336 in current liabilities, and current assets of $285,442. Also, the Company had net losses of $2,475,947 in 2003 and $3,131,636 in 2002, and $751,155 in the first quarter of 2004. Although the Company believes that it will be able to continue to raise the necessary funds until it reaches a sustainable level of profitability, these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has taken several steps to increase cash through the use of borrowings and equity. In February 2004, the Company commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and the Company sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Subsequent to the end of the quarter, funds were received under this placement for 401,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

     On May 4, 2004, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. The Company retained the services of Invest Linc Securities, LLC, and of and RushTrade Securities Inc., a wholly-owned subsidiary of the Company (together the "Placement Agents"), to offer and sell the common stock of the Company on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,660,000. Assuming the minimum offering is attained, net proceeds of $400,000, Management believes the Company can fund execution of the RushTrade business plan during 2004, but will be unable to meet any contingent liability obligations or enhance and market the RushGroup software products. If the Company is able to raise the maximum amount of the offering, net proceeds of approximately $5,000,000, and is able to successfully execute the business plan, Management believes the Company will not need additional financing in the foreseeable future.

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

     Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. A jury trial is set for June 6, 2004. We are currently unable to estimate the ultimate liability, if any, related to this complaint.

     On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim, and we are currently unable to estimate the ultimate liability, if any, related to this complaint.

     On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. We dispute the claims and plan to vigorously defend ourselves in this matter. At March 31, 2004 and December 31, 2003 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount.

     RSC Proceedings. On January 16, 2002, in Eichof, et al. v. Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677, eight former customers of a former registered representative of RSC filed a complaint contending that they made numerous investments in securities which the former account representative sold outside and away from RSC. The claimants allege the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and virtually the entire amount was lost through such investments. RSC denies the allegations, contends they are barred by the applicable statutes of limitations, that RSC owed no legal duty to three of the claimants who never had an account with RSC, that RSC did not fail to properly supervise its former registered representative, and intends to vigorously pursue our defense. The matter is being defended by RSC's former errors and omissions insurance carrier under a reservation of rights. Currently, we are unable to estimate the ultimate liability, if any, related to this complaint. However, should this complaint be resolved in favor of the claimants, any liability to RSC not covered by our insurance may have an adverse effect on our financial condition.

     On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. During the first quarter of 2004 we successfully negotiated a settlement with the representatives in the amount of $98,750.

     On  November  14,  2003,  in William  E.  McMahon  v.  Rushmore  Securities
Corporation, Chicago Investment Group, LLC, et al; NASD Dispute Resolution Arbitration No. 03-07986, a former securities account customer filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. We have filed a response, and at present are unable to estimate the ultimate liability, if any, related to this complaint.

     In May 2003, in Watson, et al. v. Rushmore Securities, et al., a former securities account customer of RSC filed for NASD arbitration against his former account representative, the account representative's account manager, their local office and their successor brokerage, claiming the investments were unsuitable and speculative and that their accounts decreased in value by $125,000. This matter was settled in the first quarter of 2004 for $5,000.

     In May 2003, in Jaffy v. Rushmore Securities, et al. a former securities account customer of RSC filed for NASD arbitration against her former account representative and their successor brokerage firm claiming their investments were unsuitable, speculative, negligent, grossly negligent and with negligent supervision. The complaint was settled in March 2004 for $1,500.

     RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at March 31, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

Item 2.  Changes in Securities and Use of Proceeds

     During the first quarter of 2004 the Company issued 63,458 shares of common stock (valued at $21,744 based on the fair value of the Company's common stock on the date of issuance) to employees as additional compensation, holders of $160,000 of convertible bonds elected to convert their bonds into 702,996 shares of common stock, 750,000 shares of common stock were issued for the purchase of LostView Development Corporation, 9,212 shares of common stock were issued as directors fees (valued at $3,501 based on the fair value of the Company's stock on the date of issuance) and $22,280 of accrued interest and accrued dividends were converted into 99,195 shares of common stock valued at $47,310 on the date of issuance. Additionally, 538,178 shares of common stock were issued for proceeds of approximately $175,000. During the first quarter of 2004, the Company also issued 6,138,501 shares of common stock to settle pending issuances from 2003.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On January 26, 2004 the Company held the annual stockholders' meeting. Proxies representing 7,513,935 of 9,960,396 shares eligible to vote were present. The security holders voted to approve the following:

          1) To elect two classes of three members of the Board of Directors. All six directors were affirmed as follows:

                  Directors       For           Against       Abstain
              -------------------------------------------------------
              Steve Watson        7,453,672           -         3,100
              Charles Brewer      7,453,672           -         3,100
              D. M. Moore         7,453,672           -         4,846
              Philip Ritz         7,458,672           -         3,100
              Gayle Tinsley       7,025,472           -       431,300
              James Keller        7,453,672           -         3,100

          2) A majority of the stockholders voted to approve KBA Group as the Company's auditors as follows:

                           For          Against        Abstain
                        --------------------------------------
                        7,446,572             -         10,200

          3) A majority of the stockholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares to 50,000,000 from 10,000,000. A copy of the Amended Articles of Incorporation is attached as Exhibit 3.1.1. The vote was as follows:

                           For          Against        Abstain
                        --------------------------------------
                       7,421,536         18,536         16,722

          4) A majority of the stockholders voted to amend the Company's Articles of Incorporation to change the name of the Company to Rush Financial Technologies, Inc. from Rushmore Financial Group,

               Inc. A copy of the Amended Articles of Incorporation is attached as Exhibit 3.1.1. The vote was as follows:

                           For          Against        Abstain
                        --------------------------------------
                        7,451,932          4,840      -

          5) A majority of the stockholders approved the 2000 and 2002 Incentive Stock Option Plans as follows:

                           For          Against        Abstain
                        --------------------------------------
                        7,433,435         20,137         3,200


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8K

a.   Exhibits.

Exhibit 3.1.1 Articles of Incorporation, as amended.

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

b.   Reports on Form 8-K.

On January 13, 2004, the Company filed a Current Report on Form 8-K reporting its trade volume for December 2003 and for the fourth quarter ended December 31, 2003.

On February 2, 2004, the Company filed a Current Report on Form 8-K reporting its trade volume for January 2004.

On March 1, 2004, the Company filed a Current Report on Form 8-K reporting its acquisition of LostView Development Corporation.

On March 12, 2004, the Company filed a Current Report on Form 8-K reporting the change of its trade symbol and cusip number.

On April 14, 2004, the Company filed a Current Report on Form 8-K reporting the filing of its 10K-SB Annual Report for year-end 2003.

On May 3, 2004, the Company issued a press release announcing its trade volume report for the month of April 2004.

On May 6, 2004, the Company issued a press release announcing it filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for a secondary offering of up to 10,000,000 shares of its common stock (excluding shares which may be sold pursuant to the Placement Agent's over-allotment option).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      Rush Financial Technologies, Inc.

Dated: May 20, 2004                   By /s/ Dewey M. Moore, Jr.
                                      ----------------------------------
                                      Dewey M. Moore, Jr.
                                      Chief Executive Officer

Dated: May 20, 2004                   By /s/ Randy Rutledge
                                      ----------------------------------
                                      Randy Rutledge
                                      Chief Financial Officer