Form 10QSB
period 2004-06-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2004-08-17
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                        Rush Financial Technologies, Inc.
                        ----------------------------------
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

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2004: 19,038,685 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


           RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                            June 30,      December 31,
                                 ASSETS                                                        2004            2003
                                                                                          ------------    ------------
Current assets
         Cash and cash equivalents                                                        $    134,480    $    171,088
         Accounts receivable                                                                    33,003          17,008
         Prepaid expenses and deposits                                                          87,904          84,043
                                                                                          ------------    ------------
             Total current assets                                                              255,387         272,139
                                                                                          ------------    ------------
Capitalized software development costs, net of accumulated amortization                      1,003,796       1,288,245
Property and equipment, net of accumulated depreciation                                         74,886          81,359
Intangibles, net                                                                               295,923         213,500
Goodwill                                                                                       200,247            --
Deferred financing fees, net                                                                    12,702          19,630
Deferred offering costs                                                                         94,113            --
                                                                                          ------------    ------------
             Total assets                                                                 $  1,937,054    $  1,874,873
                                                                                          ============    ============

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                                                 $    871,752    $    788,826
         Accrued expenses and other liabilities                                              1,296,354         967,817
         Common stock pending issuance (including $513,045 to related
             parties at December 31, 2003)                                                        --         1,007,319
         Liabilities acquired in 2001 acquisition                                              332,098         332,098
         Convertible notes payable (including $316,816 and $185,000 due to related parties, respectively), net of unamortized debt discount of $4,547 and
             $0, respectively                                                                  480,453         185,000
         Notes payable                                                                          20,607            --
         Advances from related parties                                                          20,000          55,000
                                                                                          ------------    ------------
             Total current liabilities                                                       3,021,264       3,336,060
                                                                                          ------------    ------------

Long-term notes payable                                                                           --            31,452
Convertible notes payable (including $122,007 due to related parties),
         net of unamortized debt discount of $15,872                                              --           284,128
Convertible bonds payable, net of unamortized debt discount of $32,195
          and $107,649, respectively                                                           467,805         564,351
                                                                                          ------------    ------------
             Total liabilities                                                               3,489,069       4,215,991
                                                                                          ------------    ------------

Commitments and contingencies

Shareholders' deficit
         Preferred stock - cumulative; $10 par value; 14,063 shares
             issued and outstanding; liquidation preference of $10 per share                   140,630         140,630
         Preferred stock - convertible cumulative; $10 par value; 51,980 and 54,480 shares issued and outstanding, respectively, liquidation preference of $10
             per share                                                                         519,800         544,800
         Common stock - $0.01 par value, 50,000,000 and 10,000,000 shares authorized, respectively; 19,038,685 and 9,960,444 shares issued
             and outstanding respectively                                                      190,386          99,604
         Common stock subscriptions receivable                                                  (3,277)         (3,277)
         Common stock issued for assets not yet received                                          --           (36,000)
         Additional paid in capital                                                         14,755,256      12,768,184
         Accumulated deficit                                                               (17,154,810)    (15,855,059)
                                                                                          ------------    ------------
             Total shareholders' deficit                                                    (1,552,015)     (2,341,118)
                                                                                          ------------    ------------
             Total liabilities and shareholders' deficit                                  $  1,937,054    $  1,874,873
                                                                                          ============    ============

           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  For the Three Months             For the Six Months
                                                     Ended June 30,                  Ended June 30,
                                             ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
Revenue:
        Investment services                  $    519,771    $    274,405    $  1,048,762    $    448,203
        Software services                          43,118            --            87,908            --
                                             ------------    ------------    ------------    ------------
                     Total revenue                562,889         274,405       1,136,670         448,203
                                             ------------    ------------    ------------    ------------
Expenses:
        Investment services                       307,309         372,037         771,687         459,271
        Software services                         243,224            --           512,100            --
        General and administrative                203,003         232,882         457,900         635,341
        Depreciation and amortization             228,502         198,762         436,894         393,033
        Loss on settlement of liabilities          83,100            --           108,130            --
                                             ------------    ------------    ------------    ------------
                     Total expenses             1,065,138         803,681       2,286,711       1,487,645
                                             ------------    ------------    ------------    ------------

Operating loss                                   (502,249)       (529,276)     (1,150,041)     (1,039,442)

Interest expense                                   46,347          45,177         149,710          90,617
                                             ------------    ------------    ------------    ------------

Net loss                                     $   (548,596)   $   (574,453)   $ (1,299,751)   $ (1,130,059)
                                             ============    ============    ============    ============


Basic and diluted net loss per share
     attributable to common
     shareholders                            $      (0.03)   $      (0.06)   $      (0.07)   $      (0.12)
                                             ============    ============    ============    ============

Weighted average common shares
     outstanding, basic and diluted            18,834,820       9,799,176      17,834,027       9,749,220
                                             ============    ============    ============    ============


          See accompanying  notes to consolidated  financial  statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months ended June 30, 2004 and 2003
                                   (unaudited)

                                                                     2004           2003
                                                                 -----------    -----------
Cash flows from operating activities:
     Net loss                                                    $(1,299,751)   $(1,130,059)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Common stock issued for compensation, services and
               expenses                                               53,545         20,162
          Depreciation and amortization                              369,864        376,867
          Amortization of debt discount                               86,779          5,892
          Amortization of deferred financing fees                      6,928          6,928
          Amortization of intangible                                  67,030         16,166
          Loss on settlement of liabilities                          108,130           --
          Change in assets and liabilities, net of effects
            of acquistion:
              (Increase) decrease in assets:
                  Accounts receivable                                 (3,382)        14,521
                  Prepaid expenses and deposits                       (3,861)        51,353
               Increase (decrease) in liabilities:
                 Accounts payable                                     80,935         97,097
                 Accrued expenses and other liabilities              321,895        212,470
                                                                 -----------    -----------
Net cash used in operating activities                               (211,888)      (328,603)
                                                                 -----------    -----------

Cash flows from investing activities:
     Cash acquired in acquisition                                      4,446           --
     Purchase of equipment                                            (9,092)          --
     Capitalization of software development costs                    (61,116)       (54,924)
                                                                 -----------    -----------
Net cash used in investing activities                                (65,762)       (54,924)
                                                                 -----------    -----------

Cash flows from financing activities:
     Increase in bank overdraft                                         --            5,636
     Proceeds from sale of common stock                              303,000           --
     Payments on notes payable                                       (10,845)       (11,606)
     Advances from related parties                                      --           95,000
     Proceeds from convertible bonds (including $0 and $10,000
          from a related party, respectively)                         43,000        233,000
     Deferred offering costs                                         (94,113)          --
                                                                 -----------    -----------
Net cash provided by financing activities                            241,042        322,030
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                            (36,608)       (61,497)
Cash and cash equivalents at beginning of period                     171,088         64,278
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $   134,480    $     2,781
                                                                 ===========    ===========



Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                      $      --      $      --
     Cash paid for income taxes                                  $      --      $      --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividend accrued                            $    30,282         33,207
     Preferred stock converted into convertible bonds            $      --           85,000
     Common stock issued as payment for accrued interest
          and accrued dividends                                  $    50,103    $      --
     Common stock issued in the LostView acquisition             $   337,500    $      --
     Receipt of asset purchased with common stock                $    36,000    $    88,000
     Conversion of bonds to common stock                         $   215,000    $      --
     Common stock issued for pending issuances                   $ 1,007,319    $      --
     Common stock issued for repayment of advances
          from related parties                                   $   116,667    $      --


           See accompanying notes to consolidated financial statements

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Information

     The  financial  statements  included  herein  have  been  prepared  by Rush
Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited interim consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of and for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

     RushGroup Technologies, Inc. formerly RushTrade Software Services, Inc., ("RushGroup"), a wholly-owned subsidiary of the Company, is the primary technology development unit of the Company, and is expected to become a Service Bureau and a licensor of real-time market data services and various software applications of the RushTrade platform to broker-dealers and other financial institutions. Through June 30, 2004, RushGroup had generated only minimal revenue.

     Rushmore Securities Corporation ("RSC"), a wholly-owned subsidiary of the Company, was also registered under federal and state securities laws as a broker-dealer and was a member of the National Association of Securities Dealers ("NASD") during the years prior to and including 2003. RSC is largely inactive due to the Company's decision to transition away from the traditional retail brokerage business with its lower operation margins and the inherent risks of outside independent registered representatives offering advice and recommendations. RSC filed a broker-dealer withdrawal of membership ("Form BD/W") with the NASD in December 2003. RSC has no substantial revenue-producing assets and no longer has any outside independent registered representatives.

     Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency formerly offered life, health, and disability insurance and annuities through a network of agents, most of which were terminated during 2002 and 2003 in accordance with our repositioning plan. Rushmore Agency is 100% owned by D.
M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. Rushmore Agency is largely inactive due to the Company's decision to transition away from the traditional financial service businesses.

     We were founded as a traditional financial services company, which grew from a start-up into a retail brokerage organization for the sale of insurance and investment products. We completed numerous acquisitions and integrated them into a retail brokerage organization with a nationwide account base and network of agents and registered representatives. Our common stock began trading on the Nasdaq SmallCap Market under the symbol "RFGI" following its initial public offering in April 1998. On August 23, 2002 the stock moved to the Nasdaq OTC Bulletin Board Market.

     In 2000, we launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, we introduced our direct access technology platform in August 2002 under our RushTrade(R) brand. Currently, we expect RushTrade revenues, growth in new accounts and trade volumes to continue their quarter-to-quarter increases, now that the RushTrade business unit has become our primary source of revenue.

     As part of our repositioning as a real-time financial technology development and direct access online financial services company, the board of directors approved a name change to Rush Financial Technologies, Inc., which became effective upon shareholder approval and the filing of amended articles of incorporation with the Secretary of the State of Texas in January 2004. With the name change, our ticker symbol on the OTC Bulletin Board Market was changed to "RSHF."

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2004, our current liabilities exceeded our current assets by $2,765,077. Also, we incurred net losses from continuing operations of $2,475,947 in 2003 and $3,131,636 in 2002, and $1,299,751 in the first six months of 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have taken several steps to increase cash by the use of borrowings and equity. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and we sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Additionally, in the second quarter of 2004, we sold an additional 406,666 shares for total net proceeds of approximately $128,000.

     On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000 shares of common stock. Assuming the minimum offering is attained, with net proceeds of $243,000, we believe we can fund execution of the RushTrade business plan during 2004, but will be unable to meet any contingent liability obligations or enhance and market the RushGroup software products. If we are able to raise the maximum amount of the offering, net proceeds of approximately $3,573,000, and are able to successfully execute our business plan, we believe we will not need additional financing in the foreseeable future. The Final Prospectus on Form 424(b)(4) was declared effective and filed with the SEC on July 21, 2004.

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

     The  following   summarizes   the  Company's   industry   segment  data  of
identifiable assets, capital expenditures and depreciation and amortization:


                                                 June 30,
                                        ---------------------------
               Identifiable Assets           2004           2003
            ------------------------    ------------   ------------
            Investment Services         $    382,239   $    336,754
            Software Services              1,340,624      1,578,657
            Corporate                        214,191         63,056
                                        ------------   ------------
                       Total            $  1,937,054   $  1,978,467
                                        ============   ============

                         Three Months Ended June 30,    Six Months Ended June 30,
                         ---------------------------   ---------------------------
 Capital Expenditures         2004           2003           2004           2003
-----------------------  ------------   ------------   ------------   ------------
Investment Services      $       --     $       --     $       --     $       --
Software Services              31,098         28,110         61,116         54,924
Corporate                       3,414           --            9,092           --
                         ------------   ------------   ------------   ------------
           Total         $     34,512   $     28,110   $     70,208   $     54,924
                         ============   ============   ============   ============

                         Three Months Ended June 30,    Six Months Ended June 30,
  Depreciation and       ---------------------------   ---------------------------
    Amortization              2004           2003           2004           2003
-----------------------  ------------   ------------   ------------   ------------
Investment Services      $     31,666   $      8,823   $     39,298   $     18,605
Software Services             190,019        172,911        363,691        345,822
Corporate                       6,817         17,028         33,905         28,606
                         ------------   ------------   ------------   ------------
           Total         $    228,502   $    198,762   $    436,894   $    393,033
                         ============   ============   ============   ============





     The following summarizes our industry segment operating data for the periods indicated:

                         Three Months Ended June 30,    Six Months Ended June 30,
                         ---------------------------   ---------------------------
       Revenue                2004           2003           2004           2003
-----------------------  ------------   ------------   ------------   ------------
Investment Services      $    519,671   $    264,389   $  1,048,662   $    438,187
Software Services              43,118           --           87,908           --
Corporate                         100         10,016            100         10,016
                         ------------   ------------   ------------   ------------
           Total         $    562,889   $    274,405   $  1,136,670   $    448,203
                         ============   ============   ============   ============


                         Three Months Ended June 30,    Six Months Ended June 30,
                         ---------------------------   ---------------------------
   Interest Expense           2004           2003           2004           2003
-----------------------  ------------   ------------   ------------   ------------
Investment Services      $         33   $        613   $         33   $      1,579
Software Services                 233           --              347           --
Corporate                      46,081         44,564        149,330         89,038
                         ------------   ------------   ------------   ------------
           Total         $     46,347   $     45,177   $    149,710   $     90,617
                         ============   ============   ============   ============


                         Three Months Ended June 30,    Six Months Ended June 30,
                         ---------------------------   ---------------------------
       Expense                2004           2003           2004           2003
-----------------------  ------------   ------------   ------------   ------------
Investment Services      $    420,611   $    372,037   $    915,650   $    769,301
Software Services             437,244        172,911        879,793        345,822
Corporate                     253,630        303,910        640,978        463,139
                         ------------   ------------   ------------   ------------
           Total         $  1,111,485   $    848,858   $  2,436,421   $  1,578,262
                         ============   ============   ============   ============


                         Three Months Ended June 30,    Six Months Ended June 30,
                         ---------------------------   ---------------------------
   Net Income (Loss)          2004           2003           2004           2003
-----------------------  ------------   ------------   ------------   ------------
Investment Services      $     99,111   $   (107,648)  $    133,013   $   (331,114)
Software Services            (394,126)      (172,911)      (791,884)      (345,822)
Corporate                    (253,581)      (293,894)      (640,880)      (453,123)
                         ------------   ------------   ------------   ------------
           Total         $   (548,596)  $   (574,453)  $ (1,299,751)  $ (1,130,059)
                         ============   ============   ============   ============


4.   Reclassifications

     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

5.    Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents representing stock options and warrants, convertible bonds, notes, and preferred stock were not included in the computation of diluted net loss per share because they were antidilutive.

     Net loss per share applicable to common shareholders for the periods indicated are computed using the following information:


                         Three Months Ended June 30,    Six Months Ended June 30,
                         ---------------------------   ---------------------------
                              2004           2003           2004           2003
                         ------------   ------------   ------------   ------------
Net loss                 $   (548,596)  $   (574,453)  $ (1,299,751)  $ (1,130,059)
Dividends on preferred
stock                         (14,860)       (15,647)       (30,282)       (33,207)
                         ------------   ------------   ------------   ------------
Net loss applicable to
common shareholders      $   (563,456)  $   (590,100)  $ (1,330,033)  $ (1,163,266)
                         ============   ============   ============   ============
Net loss per share
applicable to common
shareholders             $      (0.03)  $      (0.06)  $      (0.07)  $      (0.12)
                         ============   ============   ============   ============


6.   Acquisition

     We acquired LostView Development Corporation ("LostView") through a stock purchase agreement effective February 27, 2004, where we purchased all of the outstanding stock of LostView in exchange for 750,000 shares of our restricted common stock at closing and an additional 750,000 shares to be issued all or in part on December 31, 2004, to the extent that LostView's primary employees fulfill the terms of their employment agreements. LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. RushTrade Group expects to benefit from the addition of LostView in several significant ways. By utilizing LostView's resources, RushGroup's software development capabilities will increase, accelerating its options and futures trading development. RushGroup will also be better positioned to quickly add new product enhancements, including the ability to capture market data directly from the financial exchanges. Moreover, RushTrade will gain additional levels of redundancy and fault tolerance for its products and services. RushGroup will also retain key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

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

     The following is a summary of the amounts assigned to the assets and liabilities of LostView:

       Cash                                                         $ 4,446
       Accounts receivable                                           12,612
       Property and equipment                                         8,733
       Goodwill                                                     200,247
       Employment agreement (1 year amortization period)             63,453
       Intellectual Property (3 year amortization period)            50,000
       Accounts payable                                              (1,991)
                                                                ------------

       Total purchase price                                        $337,500
                                                                ============

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred at January 1, 2003:


                                      Three Months Ended June 30,    Six Months Ended June 30,
                                      ---------------------------   ---------------------------
                                           2004           2003           2004           2003
                                      ------------   ------------   ------------   ------------
Revenues                              $    562,889   $    360,010   $  1,317,491   $    614,973
Net loss attributed to
       common shareholders                (563,456)      (576,599)    (1,298,146)    (1,149,765)
Net loss per share attributed to
       common shareholders, basic
       and diluted                           (0.03)         (0.05)         (0.07)         (0.11)
Weighted average shares outstanding,
        basic and diluted               18,834,820     10,549,176     18,073,036     10,499,220


7.   Convertible Bonds

     As of December 31, 2003 the $1,500,000 offering of 12% Senior Secured Convertible Bonds ("Bonds") was fully subscribed. The Bonds bear interest at 12% per annum and are convertible into our common stock at a rate of 50% of the average market price of the stock for the ten days preceding conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. We may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days. We calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and EITF 00-27 and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the three and six months ended June 30, 2004 was $17,689 and $75,454, respectively.

     During the six months ended June 30, 2004, $215,000 of Bonds converted into 1,039,664 shares of common stock and at June 30, 2004, Bonds payable totaled $467,805 net of unamortized debt discount of $32,195.

8.   Stock-Based Compensation

     We account for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. We did not record any compensation expense in the three and six months ended June 30, 2004 and 2003 as the exercise prices of the options issued equaled or exceeded the fair market value of the stock on the date of issuance. Had we determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have been increased as indicated below:


                                                         Three Months                  Six Months
                                                        Ended June 30,               Ended June 30,
                                                 --------------------------   --------------------------
                                                     2004           2003          2004           2003
                                                 -----------    -----------   -----------    -----------
Net loss attributable to common stockholders,
     as reported                                 $  (563,456)   $  (590,100)  $(1,300,033)   $(1,163,266)
Add:  Stock-based employee compensation
     expense included in reported net loss              --             --            --             --
Deduct:  Stock-based employee compensation
     expense determined under fair value based
     method                                         (106,976)          --        (133,344)          --
                                                 -----------    -----------   -----------    -----------
Pro forma net loss                               $  (670,432)   $  (590,100)  $(1,463,377)   $(1,163,266)
                                                 ===========    ===========   ===========    ===========

Net loss per share
As reported                                      $     (0.03)   $     (0.06)  $     (0.07)   $     (0.12)
                                                 ===========    ===========   ===========    ===========
Pro forma                                        $     (0.04)   $     (0.06)  $     (0.08)   $     (0.12)
                                                 ===========    ===========   ===========    ===========


9.   Shareholders' Deficit

     During the first quarter of 2004 we issued 63,458 shares of common stock (valued at $21,744 based on the fair value of our common stock on the date of issuance) to employees as compensation, holders of $203,000 of convertible bonds elected to convert their bonds into 989,664 shares of common stock, 750,000 shares of common stock were issued for the purchase of LostView Development Corporation, 9,212 shares of common stock were issued as directors fees (valued at $3,501 based on the fair value of our stock on the date of issuance) and $22,280 of accrued interest and accrued dividends were converted into 99,195 shares of common stock valued at $47,310 on the date of issuance. Since the fair value of common stock issued for accrued interest and accrued dividends was greater than the amount owed, a loss was recorded during the three months ended March 31, 2004 for the difference which totaled $25,030. Additionally, 538,178 shares of common stock were issued for proceeds of approximately $175,000.

     During the first quarter of 2004, we also issued 5,851,833 shares of common stock to settle pending issuances from 2003.

     During the first quarter of 2004, we granted 70,000 options to employees and directors. The options have an exercise price of $0.38, a term of 10 years and vest immediately.

     During the second quarter of 2004 we issued 233,333 shares of common stock (valued at $116,667 based on the fair value of our common stock on the date of issuance) to settle an advance of $35,000 from related party. Since the fair value of the common stock issued as repayment of the advance exceeded the amount owed, a loss was recorded during the three months ended June 30, 2004 for the difference, which totaled $81,667. 56,000 shares of common stock (valued at $28,300 based on the fair value of our common stock on the date of issuance) were issued to employees as compensation, holders of $12,000 of convertible bonds elected to convert their bonds into 50,000 shares of common stock, holders of 2,500 shares of preferred stock elected to convert their preferred stock into 25,000 shares of common stock, and $1,360 of accrued interest was converted into 5,665 shares of common stock valued at $2,793 on the date of issuance. Since the fair value of common stock issued for accrued interest was greater than the amount owed, a loss was recorded during the three months ended June 30, 2004 for the difference which totaled $1,433. Additionally, 406,666 shares of common stock were issued for proceeds of approximately $128,000.

10.  Payroll Tax Obligation

     The Company has an estimated federal and state payroll tax obligation of $317,382 at June 30, 2004. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003 and the first and second quarters of 2004 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the third quarter 2003, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

11.  Legal Proceedings

     From time to time our subsidiaries and we are engaged in legal proceedings and arbitrations. We believe some of these proceedings could have a material effect upon the operations or financial condition of the Company if we are unsuccessful in defending against the actions.

     Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. A jury trial is set for August 25, 2004. We believe the range of possible loss is up to $55,000. The Company has not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim. We believe the range of possible loss is up to $95,000. The Company has not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. We dispute the claims and plan to vigorously defend ourselves in this matter. At June 30, 2004 and December 31, 2003 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount.

     RSC Proceedings. On January 16, 2002, in Eichhof, et al. v. Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677, eight former customers of a former registered representative of RSC filed a complaint contending that they made numerous investments in securities which the former account representative sold outside and away from RSC. The claimants alleged the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contended they invested $808,000 in these securities and virtually the entire amount was lost through such investments. The claimants' Statement of Claim did not specify the amount of damages sought, but requested the panel to award damages in an amount to be determined by the arbitrators. RSC denied the allegations, contended they were barred by the applicable statutes of limitations, that RSC owed no legal duty to three of the claimants who never had an account with RSC, that RSC did not fail to properly supervise its former registered representative. The matter was defended by RSC's former errors and omissions insurance carrier under a reservation of rights. RSC had a $405,000 unused retention limit under our errors and omissions insurance to cover any settlement up to that amount. In July 2004 we entered into a settlement agreement with the claimants that falls within the policy limits of the errors and omissions insurance, and consider the matter closed.

     On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. Subsequent to year end we negotiated a settlement with the representatives in the amount of $98,750. This amount has been recorded as a liability at June 30, 2004.

     On  November  14,  2003,  in William  E.  McMahon  v.  Rushmore  Securities
Corporation, Chicago Investment Group, LLC, et al; NASD Dispute Resolution Arbitration No. 03-07986, a former securities account customer filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. We filed a response disputing the claims based on our belief that RSC should not be a party to this matter, and on June 15, 2004 received a Notice of Voluntary Dismissal Without Prejudice, which terminated our involvement in the matter.

     RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at June 30, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

     We have taken several steps to increase cash through the use of borrowings and equity. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and we sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. During the current period, approximately $128,000 was received under this placement for 406,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

     On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000.

     At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. At the minimum funding level of $243,000 we will be able to bring some of our more pressing accounts payable current, provide additional net capital for RushTrade, provide funds to litigate and settle some of the litigation, provide for minimal system upgrades and provide some much needed working capital. If we are able to obtain the maximum funding level of $3,573,000 we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, enable us to retire part of the long term debt, of which $317,000 is to a related party, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for any foreseeable contingencies. If we are only able to obtain a 50% of the maximum offering, approximately $1,741,500, we would make a reduced contribution to RushTrade and working capital, but would still be able bring accounts payable current, provide for litigation settlements, fund additional advertising and acquire customers for RushTrade.

     Effective February 27, 2004 we acquired LostView Development Corporation ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. We expect to benefit from the addition of LostView in several ways. By utilizing LostView's resources, our software development capabilities will increase, accelerating our options and futures trading development. We will also be better positioned to quickly add new product enhancements, including the ability to capture market data directly from the financial exchanges. Moreover, we will gain additional levels of redundancy and fault tolerance for our products and services. Under the terms of the acquisition agreement, up to 1,500,000 shares of our restricted common stock will be issued, depending on various contingencies, in exchange for 100% of LostView's outstanding common stock and intellectual property assets. LostView's existing and ongoing development contracts and business relationships will be evaluated in light of our own development plan. We will also retain key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

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

2.   RushTrade and RushGroup Business Summary

Overview

     Rush Financial Technologies, Inc., dba RushTrade Group ("RSHF," "RushTrade Group" or "Rush") is a holding company that operates through two primary subsidiaries. We are a Texas corporation formed in September 1990, commencing operations in March 1991 as Rushmore Capital Corporation. In 1997 we changed our name to Rushmore Financial Group, Inc., and on January 26, 2004 to our current name.

     RushGroup Technologies, Inc., our financial technology development subsidiary, develops and operates proprietary real-time portfolio management software products, order management systems, direct access trading software applications and data services center. Utilizing a number of proprietary technologies and its exclusive DART, RushGroup offers real-time market data platforms and direct access products to meet the needs of active online investors, semi-professional traders and institutional portfolio managers and traders.

     RushTrade Securities, Inc., a wholly-owned subsidiary and a fully disclosed introducing broker/dealer and member of NASD and SIPC, offers securities and online brokerage services to its retail customers utilizing RushGroup's software products. RushTrade customer trades are cleared through, and customer accounts are held at, Penson Financial Services, Inc. RushTrade is registered in all 50 U.S. states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

     As  we  began  2002,   Rushmore  Securities  Corp.  ("RSC")  was  our  only
broker/dealer operating primarily as a traditional retail brokerage with independent sales representatives. A traditional brokerage operation requires an infrastructure for support and operates on a very small margin because most of the revenue is paid to the independent representatives as sales commissions. During the second quarter of 2002 we changed our focus from traditional retail brokerage to online brokerage which yields higher margins and has less compliance risk. The online brokerage services were to be provided using the software we developed. As a result, we no longer had the need for sales representatives and certain customer accounts were no longer desired as they were traditional retail accounts. In August of 2002 we acquired GRO Corporation, now known as RushTrade, a registered broker/dealer. As a result of ongoing NASD investigations and litigation against RSC, among other factors, we decided to conduct our direct online brokerage operations through RushTrade instead of RSC. At that point, any customer accounts that fit with our new focus were transferred from RSC to RushTrade and all new business was directed to RushTrade. We began a systematic reduction of our independent sales force and their books of business through sales to other broker/dealers and outright releases. By the end of the third quarter 2002, RSC had eliminated its entire sales force and was no longer originating new retail brokerage business. Subsequent to the acquisition of GRO, RSC revenue consisted of renewals on old business and trail commissions paid on mutual funds and insurance products. Late in 2003, RSC sold most of the remaining trail commissions to Brazos Holdings and transferred many of the remaining retail brokerage accounts to SamCo in exchange for a portion of any revenue generated by those accounts, which to date has been minimal.

     Following more than a decade of experience in the traditional financial services industry, management over the past two years has divested or redeployed assets in an aggressive re-positioning strategy to capitalize on the rapidly expanding market for real-time financial services technologies and direct access online trading that is revolutionizing the online brokerage and institutional trading industry. In 2000, we launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, we introduced our direct access technology platform in August 2002 under the RushTrade brand. Management currently expects RushTrade revenues, growth in new accounts and trade volumes to continue their quarter-to-quarter increases now that the RushTrade business unit has become our primary source of revenue. Management expects future revenues from licensing RushGroup's software trading platforms to other broker-dealers, institutional investors and financial institutions, but to date has received minimal revenue from this source.

     RushTrade's premier online trading platform utilizes our exclusive, proprietary DART offering various software applications and direct access trading products to meet the needs of active online investors. These technologies are designed to provide real-time quotes and high quality trade executions in the U.S. equities markets, including multiple direct access trading routes, streaming real-time quotes, charts and other advanced decision support tools.

     The RushTrade business model integrates state-of-the-art technology and low cost operational infrastructure with a trader education program that serves to generate end-user customers. We believe our marketing programs, strategic alliances and potential licensing arrangements give us the opportunity for significant revenue growth.

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

     RushTrade Direct Plus is the newest member of our family of products. It is a hybrid of the Direct Pro and Direct platforms, is available without a monthly software fee, and was developed for the active trader that needs streaming Level I data, advanced charting, real-time news and other functions available on the Direct Pro platform. RushTrade Direct Plus clients have access to the same customer service support that RushTrade Direct Pro users receive.

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

     Our second target group is expected to be that of institutional customers to license versions of RushGroup software, which is still in development.

Technology

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

Market Opportunities

     Demographic shifts and new technologies always drive change, and electronic brokerage, electronic clearing and electronic order matching is changing the retail brokerage and institutional trading industry. In addition, recent regulatory actions are opening up new opportunities for our products and services. Various regulatory agencies are requiring changes in long established practices, such as "payment-for-order-flow" between market makers, "soft dollar" arrangements to trading firms in exchange for research coverage and more recently, Mutual Fund managers' after-market hours trading practices. We believe the dominant market leaders can no longer rely on those industry practices to justify the higher rates they generally obtained from their clients. We believe we are positioning ourselves to benefit from the convergence of these industry trends in the midst of all the regulatory changes because of our efficient proprietary product design and our low cost scalable system. We believe that new technologies have begun to erode the dominance previously enjoyed by a few large players such as Bloomberg, ILX/Thompson and Reuters and that new market opportunities have opened up for new providers, like RushGroup who can more efficiently and cost- effectively deliver financial tools and information. We believe that RushTrade will be able to capitalize on this market opportunity with our easy-to-use, multi-product offering and our low cost operational infrastructure and therefore can position RushTrade as a low cost leader in the direct access market.

     Online trading remains a dynamic force today representing over one-third of the total trading volume on the New York Exchange and Nasdaq. According the Bear Stearns & Co., Inc., there were over 19.8 million online retail trading accounts in the U.S. at the end of the fourth quarter of 2003. The more active, self-directed traders, also known as semi-professional traders or day traders accounted for 75% of this volume. The institutional market consists of proprietary and institutional trading firms, hedge funds, mutual fund and other private portfolio managers, banks, other financial institutions, broker/dealer, market data vendor and media content provider.

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

Growth Strategy

     We have two core businesses with two primary channels of distribution for our products and services. Currently driving our revenue growth is our new generation, direct-access broker/dealer subsidiary, RushTrade Securities, Inc., an NASD and SIPC member that is registered in all 50 U.S. states and accepts new customers from most foreign countries. RushTrade does not provide advice or make trade recommendations, all accounts are self-directed and customers meet strict suitability requirements.

     We are executing a low cost "guerrilla" sales and Internet marketing strategy in addition to our strategic alliances that are producing sustained rates of sales growth. This strategy employs, among other things, the use of a targeted keyword search Internet advertising program, with a timing strategy to maximize its effectiveness that is, we believe, more cost efficient than traditional advertising programs. In addition, we have received the exclusive endorsement of Steve Crowley's nationally syndicated American Scene Business Talk Radio, which has been heard live daily in over 75 major markets from over 250 radio stations across the USA. Through our Internet advertising, we have been seen on Google, CBS Market Watch, Big Charts, Kiplinger, CNN.com, MSN, C/Net, Ask Jeeves, Elite Trader, Info Space, AOL, Alta Vista and Yahoo Finance. Visits to our web domains, www.daytrade.com and www.rushtrade.com, have created a growing web traffic that generates most of our current sales leads. We believe that we can position ourselves as a low cost leader in the retail direct access market as we prepare to launch our products and services in the institutional marketplace.

     Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002 RushTrade has experienced substantial quarter-to-quarter increases in new accounts, share/trade volume and customer account assets.


     The number of RushTrade customer accounts and corresponding customer assets has grown as follows:

   As of      Total      Securities       Cash           Total          Margin         Total
   Date      Accounts       Value        Balance         Assets          Debt         Equity
-----------------------------------------------------------------------------------------------
  9/30/02        95     $ 1,492,474    $ 1,671,317    $ 3,163,791    $   (27,652)   $ 3,136,139
 12/31/02       140       4,335,121      1,984,429      6,319,550       (318,152)     6,001,398
  1/31/03       190       5,608,639      4,501,291     10,109,930       (829,355)     9,280,575
  2/28/03       225      10,415,611      5,188,474     15,604,085     (1,426,446)    14,177,639
  3/31/03       301      11,552,613      4,803,235     16,355,848     (1,169,472)    15,186,376
  4/30/03       421      14,054,217      6,765,568     20,819,785     (1,468,478)    19,351,307
  5/31/03       522      15,434,623      8,304,606     23,739,229     (1,799,998)    21,939,231
  6/30/03       636      18,794,159      9,141,242     27,935,402     (2,598,923)    25,336,479
  7/31/03       751      20,419,951      9,993,480     30,413,430     (2,701,092)    27,712,338
  8/31/03       856      22,312,506     10,612,005     32,924,511     (3,148,393)    29,776,118
  9/30/03     1,001      20,740,815     10,992,947     31,733,762     (2,075,382)    29,658,380
 10/31/03     1,116      21,590,111     11,396,924     32,987,035     (1,261,640)    31,725,395
 11/30/03     1,185      23,325,859     12,693,979     36,019,838     (1,467,801)    34,552,037
 12/31/03     1,272      27,818,441     12,940,421     40,758,862     (1,811,751)    38,947,111
  1/31/04     1,422      28,824,596     14,083,292     42,907,888     (2,090,120)    40,817,768
  2/29/04     1,587      31,161,088     13,797,508     44,958,596     (2,327,977)    42,630,619
  3/30/04     1,775      31,222,653     16,627,495     47,850,149     (2,342,976)    45,507,172
  4/30/04     1,884      31,875,885     18,555,467     50,431,352     (2,665,504)    47,765,848
  5/31/04     2,007      33,398,506     18,875,300     52,273,807     (3,040,401)    49,233,406
  6/30/04     2,080      34,677,309     18,767,608     53,444,917     (3,319,895)    50,125,023
  7/31/04     2,161      30,450,573     20,212,429     50,663,002     (2,345,174)    48,317,828


     The following table shows the 2003 through July 2004 activity level of the RushTrade Securities, Inc. customer base:

                     For the          Number          Number
                    Month of         of Trades       of Shares
                  -------------      ---------      -----------
                  January 2003          3,414         3,596,532
                  February 2003         3,851         3,583,894
                  March 2003            4,521         3,039,325
                  April 2003            7,019         4,242,451
                  May 2003              8,178        10,029,062
                  June 2003            11,054         8,772,640
                  July 2003            10,839        11,632,790
                  August 2003          10,112        12,672,975
                  September 2003       13,315        32,177,054
                  October 2003         15,700        39,072,872
                  November 2003        14,746        54,738,776
                  December 2003        16,311        47,055,892
                  January 2004         18,362        69,948,879
                  February 2004        16,270        46,033,738
                  March 2004           20,307        78,024,289
                  April 2004           21,873        98,027,673
                  May 2004             14,616       122,286,369
                  June 2004            17,161       173,243,821
                  July 2004            15,378       128,038,074

     Later in 2004, we expect RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing real-time financial data services to other brokerage firms and financial institutions. RushGroup plans to offer to the institutional market, a $14 billion industry, a new-age platform that is efficient, complete and price competitive. As the industry consolidates both vendors and costs, we believe that we can position ourselves to obtain market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

Financial Highlights

     With the launch of the RushTrade products in the third quarter of 2002, RushTrade began a marketing effort to acquire new customer accounts. Despite limited funds for advertising and marketing personnel, RushTrade has grown from a total of 95 customer accounts at September 30, 2002 to a total of 2,161 at the end of the current period, representing a compound annual growth rate ("CAGR") of 451% in customer accounts. Total customer assets have grown from approximately $3,100,000 to over $50,000,000 in the same period, an increase of over 1500%. Trades executed have grown from less than 3,500 in January 2003 to over 17,000 in June 2004, an increase of 385%.

     Acceptance of the RushTrade trading platforms, as evidenced by the growth in customer accounts and trade volumes, is the primary factor behind revenue growth from only $34,000 in the third quarter of 2002 to over $513,000 in the current period, a quarterly revenue growth at a CAGR of 288%. RushTrade's clearing costs, including third party clearing fees, exchange fees and ECN order routing fees, averaged 30% in the current period giving RushTrade a gross operating margin of 70%.

     Continued growth of customer accounts, customer assets and customer trades are necessary to drive revenue increases and coupled with the current gross margins, should enable us to become cash flow positive in the near term.


3.   Results of Continuing Operations

Three Months Ended June 30, 2004 and 2003

Revenues

     The following table sets forth the components of our revenues for the periods indicated:

                                    Three Months Ended June 30,
                                    ---------------------------
                  Revenue                2004           2003
           -----------------------  ------------   ------------
           Investment Services      $    519,671   $    264,389
           Software Services              43,118           --
           Corporate                         100         10,016
                                    ------------   ------------
                      Total         $    562,889   $    274,405
                                    ============   ============

     Total revenue for the second quarter increased $288,485, or 105%, from 2003 to 2004. This increase reflects the increased revenue from 2,080 total customer accounts in the RushTrade business unit in 2004 compared to 636 in the same period of 2003, and also reflects the additional Software Services revenue from the LostView acquisition.

     Investment Services revenue increased $255,282, or 97%, from 2003 to 2004. The increase in revenue is primarily due to our efforts to concentrate on the continued development, launch and marketing of the RushTrade products and services. We expect revenues from the RushTrade business unit to continue to increase during the remainder of 2004. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade expects to continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

     RushGroup Technologies, Inc., our financial technology development subsidiary, had revenue of $43,118, an increase of $43,118 from 2003 to 2004. The increase is due to the acquisition of LostView and its related sources of revenue. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop for our own proprietary internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

     RushTrade began to add direct access online accounts in mid to late 2002 as we moved from beta test to product launch. From the date of our initial marketing efforts through year-end 2003 the RushTrade software has produced total revenue of $1,170,610. For the first six months of 2004 RushTrade revenue was $749,081. First six months of revenue is almost 64% of the total revenue received in 2003. If the first six months of revenue were annualized, 2004 revenue would be approximately $1,498,000 without additional growth. Because of the intercompany relationship, RushGroup is not charging RushTrade the software license fees that it would an unrelated third party. Nonetheless, the RushTrade revenues are a direct consequence of the RushGroup software asset and we believe have more than validated the asset value we carry on our balance sheet.

     Although the RushGroup software products are not yet ready for deployment in the institutional market, the additional revenue stream from RushGroup that we expect to develop is for the sale and licensing of the software to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms when they are ready for deployment.
While there remain additional development requirements, and we continue to enhance and strengthen our various software applications, we expect RushGroup software services and licensing potential to be a new source of revenue in the future.

Expenses

     The following table sets forth the components of our expenses for the periods indicated:

                                    Three Months Ended June 30,
                                    ---------------------------
                  Expense                2004           2003
           -----------------------  ------------   ------------
           Investment Services      $    420,611   $    372,037
           Software Services             437,244        172,911
           Corporate                     253,630        303,910
                                    ------------   ------------
                      Total         $  1,111,485   $    848,858
                                    ============   ============

     Total expenses increased $262,627 or 31%, from 2003 to 2004. Investment Services expenses increased 13%, or $48,574. Software Services expenses increased $264,333, or 153% from 2003 to 2004 and Corporate expenses decreased 17%, or $50,280.

     Investment Services expenses increased $48,574, or 13%, from 2003 to 2004. From 2003 to 2004, transaction- based cost increased due to the increase in shares traded from approximately 10,000,000 to over 390,000,000. We are continuing to execute the RushTrade business plan, and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods that would cause an increase in the related compensation and benefits expenses. We do not anticipate a proportionate increase in the number of administrative personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales resources. Discontinuing retail sales, RSC and Rushmore Insurance Services, has caused our revenue from this source to continue its decline. Retail sales for the quarter ending June 30, 2004 was $6,712 compared to $67,148 for the same period in 2003. We expect residual revenue to continue to decline as the underlying revenue-producing stream continues to deplete.

     Software Services expenses increased 153% or $264,333 from 2003 to 2004. As the business unit transitioned from development stage to the implementation of the products through the RushTrade business unit it became necessary to increase the infrastructure supporting the products. Among the major increases was an increase in payroll of approximately $98,000, $14,300 in subscription fees, $20,000 in amortization of employment contracts, $32,500 in quotation services, $6,000 in general office expenses, and an increase in data line costs of $50,000, which includes the incorporation of LostView Development into this business unit and its $10,000 for office rental. As overall market activity and acceptance of the products increases, costs will continue to increase.

     Corporate expenses decreased $50,280, or 17% from 2003 to 2004. In part this is due to a decrease in accounting fees of $8,000, a decrease in consulting fees of $16,000, a decrease in investor relations expenses of $9,000, a decrease in depreciation expense of $10,000, a decrease in payroll expense of $33,000 and a decrease in equipment rental expense of $13,000. The major contributing factor to the decrease in Corporate expenses was the allocation of expenses to the other two segments in 2004 that had been allocated to Corporate in the past totaling approximately $110,000. These decreases were offset by a loss on the settlement of a liability of $83,000, increases in commission expenses of $12,000, increases in legal fees of $32,000, and an increase in stock based compensation of $25,000.

Net loss

     The following table sets forth the components of our net loss for the periods indicated:

                                       Three Months Ended June 30,
                                       ---------------------------
                 Net Income (Loss)          2004           2003
              -----------------------  ------------   ------------
              Investment Services      $     99,111   $   (107,648)
              Software Services            (394,126)      (172,911)
              Corporate                    (253,581)      (293,894)
                                       ------------   ------------
                         Total         $   (548,596)  $   (574,453)
                                       ============   ============

     Net losses  decreased  $25,857,  or 4%,  from 2003 to 2004.  The net income
(loss) from Investment Services increased from a loss of $107,648 to income of $99,111 from 2003 to 2004. This in part is a reflection of the increased margins offered by the RushTrade business model. Software Services net loss increased
$221,215 from 2003 to 2004. This is due in part to the increase in infrastructure to support the increased activity levels and the addition of the LostView related expenses offset by LostView revenue. Corporate net loss decreased from $293,894 to $253,581. The decrease in Corporate net loss is in part due to a decrease in accounting fees of $8,000, a decrease in consulting fees of $16,000, a decrease in investor relations expenses of $9,000, a decrease in depreciation expense of $10,000, a decrease in payroll expense of $33,000 and a decrease in equipment rental expense of $13,000. The major contributing factor to the decrease in Corporate expenses was the allocation of expenses to the other two segments in 2004 that had been allocated to Corporate in the past totaling approximately $110,000. These decreases were offset by a loss on the settlement of a liability of $83,000, increases in commission expenses of $12,000, increases in legal fees of $32,000, and an increase in stock based compensation of $25,000.

Six Months Ended June 30, 2004 and 2003

Revenues

     The following table sets forth the components of our revenues for the periods indicated:

                                        Six Months Ended June 30,
                                       ---------------------------
                     Revenue                2004           2003
              -----------------------  ------------   ------------
              Investment Services      $  1,048,662   $    438,187
              Software Services              87,908           --
              Corporate                         100         10,016
                                       ------------   ------------
                         Total         $  1,136,670   $    448,203
                                       ============   ============

     Total revenue for the first six months increased $688,467, or 153%, from 2003 to 2004. This increase reflects the increased revenue from 2,080 total customer accounts in the RushTrade business unit in 2004 compared to 636 in the same period of 2003, and also reflects the additional Software Services revenue from the LostView acquisition.

     Investment Services revenue increased $610,476, or 139%, from 2003 to 2004. The increase in revenue is primarily due to our efforts to concentrate on the continued development and marketing of the RushTrade products and services. We expect revenues from the RushTrade business unit to continue to increase during the remainder of 2004. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

     RushGroup Technologies, Inc., our financial technology development subsidiary, had revenue of $87,908, an increase of $87,908 from 2003 to 2004. The increase is due to the acquisition of LostView and its related sources of revenue. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop for our own proprietary internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

     RushTrade began to add direct access online accounts in mid to late 2002 as we moved from beta test to product launch. From the date of our initial marketing efforts through year-end 2003 the RushTrade software has produced total revenue of $1,170,610. For the first six months 2004 revenue was $1,022,530. First six months revenue is almost 87% of the total revenue received in 2003. If the first six months of revenue were annualized, 2004 revenue would be approximately $2,045,000 without additional growth. Because of the intercompany relationship, RushGroup is not charging RushTrade the software license fees that it would an unrelated third party. Nonetheless, the RushTrade revenues are a direct consequence of the RushGroup software asset and we believe have more than validated the asset value we carry on our balance sheet.

     Although the RushGroup software products are not yet ready for deployment in the institutional market, the additional revenue stream from RushGroup that we expect to develop is for the sale and licensing of the software to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms when they are ready for deployment.
While there remain additional development requirements, and we continue to enhance and strengthen our various software applications, management expects RushGroup software services and licensing potential to be a new source of revenue in the future.

Expenses

     The following table sets forth the components of our expenses for the periods indicated:

                                        Six Months Ended June 30,
                                       ---------------------------
                     Expense                2004           2003
              -----------------------  ------------   ------------
              Investment Services      $    915,650   $    769,301
              Software Services             879,793        345,822
              Corporate                     640,978        463,139
                                       ------------   ------------
                         Total         $  2,436,421   $  1,578,262
                                       ============   ============

     Total expenses increased $858,159 or 54%, from 2003 to 2004. Investment Services expenses increased 19%, or $146,349. Corporate expenses increased 38%, or $177,839 and Software Services expenses increased $528,137, or 154% from 2003 to 2004.

     Investment Services expenses increased $146,349, or 19%, from 2003 to 2004. In general this is attributable to the increase in marketing-related costs associated with the new RushTrade business model and the increase in transaction-based expenses. In 2003 advertising costs related to the acquisition of new RushTrade customer accounts was approximately $42,000 compared to over $118,000 in 2004, an increase of $76,000. From 2003 to 2004, transactions-based costs increased due to the increase in shares traded from approximately 33,000,000 to over 580,000,000. We are continuing to execute our business plan and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods that would cause an increase in the related compensation and benefits expenses. We do not anticipate a proportionate increase in the number of administrative personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales resources. Discontinuing retail sales, RSC and Rushmore Insurance Services, has caused our revenue from this source to continue its decline. Retail sales for the six months ending June 30, 2004 was $16,449 compared to $140,525 for the same period in 2003. We expect residual revenue to continue to decline as the underlying revenue-producing stream continues to deplete.

     Software Services expenses increased 154% or $533,971 from 2003 to 2004. As the business unit transitioned from development stage to the implementation of the products through the RushTrade business unit it became necessary to increase the infrastructure supporting the products. Among the major increases was an increase in payroll of approximately $277,000, $29,000 in subscription fees, $68,000 in quotation services, $10,000 in general office expenses, $7,500 in stock-based compensation, $20,000 in amortization of employment contracts and an increase in data line costs of $95,000, which includes the incorporation of LostView Development into this business unit and its $10,000 for office rental. As overall market activity and acceptance of the products increases, costs will continue to increase.

     Corporate expenses increased $177,839, or 38% from 2003 to 2004. In part this is due to a loss on the settlement of a liability of $108,000, an increase in interest expense of $60,000, an increase in legal fees of $32,000, an increase in stock based compensation of $28,000, an increase in commission expenses of $16,000, and increases in other expenses totaling $53,000. These increases were partially offset by a decrease in payroll of $49,000, a decrease in consulting fees of $32,000, a decrease in equipment rental of $22,000, and a decrease in legal settlements of $17,000.

Net Income (loss)

     The following table sets forth the components of our net loss for the periods indicated:

                                        Six Months Ended June 30,
                                       ---------------------------
                 Net Income (Loss)          2004           2003
              -----------------------  ------------   ------------
              Investment Services      $    133,013   $   (331,114)
              Software Services            (791,884)      (345,822)
              Corporate                    (640,880)      (453,123)
                                       ------------   ------------
                         Total         $ (1,299,751)  $ (1,130,059)
                                       ============   ============

     Net losses  increased  $169,692,  or 15%, from 2003 to 2004. The net income
(loss) from Investment Services increased from a loss of $331,114 to income of $133,013 from 2003 to 2004. This in part is a reflection of the increased margins offered by the RushTrade business model. Software Services net loss increased $446,062, or 129% from 2003 to 2004. This is due in part to the increase in infrastructure to support the increased activity levels and the addition of the LostView related expenses offset by related revenue. Corporate net loss increased from $453,123 to $640,880. The increase in Corporate net loss is in part due to a loss on the settlement of a liability of $108,000, an increase in interest expense of $60,000, an increase in legal fees of $32,000, an increase in stock based compensation of $28,000, an increase in commission expenses of $16,000, and increases in other expenses totaling $53,000. These increases were partially offset by a decrease in payroll of $49,000, a decrease in consulting fees of $32,000, a decrease in equipment rental of $22,000, a and a decrease in legal settlements of $17,000.

Liquidity

     Cash Flows from Operating Activities - We incurred a net loss of $1,299,751 for the six months ended June 30, 2004. This amount included non-cash expenses totaling $692,276. Cash flows from operating activities decreased from an increase in receivables of $3,382 and by a increase in prepaids and deposits of $3,861 offset from a increase in accounts payable and accrued expenses of $402,830 due to our lack of available cash; thus yielding a net cash flow used by operating activities of $211,888. We incurred a net loss of $1,130,059 for the six months ended June 30, 2003. This amount included non-cash expenses totaling $426,015. Cash flows from operating activities increased by an decrease in receivables of $14,521 and by a decrease in prepaids and deposits of $51,353 offset by a increase in accounts payable and accrued expenses of $309,567 due to our lack of available cash; thus yielding a net cash flow used by operating activities of $328,603.

     Cash Flows From Investing Activities - Cash flow used by investing activities during the six months ended June 30, 2004 was $65,762, from purchase of equipment and capitalized software development costs related to the RushTrade direct access software RushTrade Back Office Tool offset by cash acquired in the LostView acquisition. Cash flow used by investing activities during the six months ended June 30, 2003 was $54,924, from capitalized software development costs related to the RushTrade direct access software RushTrade Back Office Tool.

     Cash Flows from Financing Activities - During the six months ended June 30, 2004, we raised $303,000 from the sale of common stock and $43,000 from the sale of Bonds. This increase was offset by repayments of notes payable totaling $10,845 and deferred offering costs of $94,113. During the six months ended June 30, 2003, we raised $233,000 from the sale of Bonds and received advances from related parties totaling $95,000. We also had an increase in its bank overdraft of $5,636. These increases were off set by repayments of notes payable totaling $11,606.

     Our cash and cash equivalents available for operations at June 30, 2004 were $134,480, and our current liabilities exceeded our current assets by $2,765,877. Our requirements for normal cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2004, we had $3,021,264 in current liabilities, and current assets of $255,387. Also, we had net losses of $2,475,947 in 2003 and $3,131,636 in 2002, and $1,299,751 in the first six months of 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have taken several steps to increase cash through the use of borrowings and equity. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and the Company sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Subsequent to the end of the quarter, funds were received under this placement for 406,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

     On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000.

     At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. At the minimum funding level of $243,000 we will be able to bring some of our more pressing accounts payable current, provide additional net capital for RushTrade, provide funds to litigate and settle some of the litigation, provide for minimal system upgrades and provide some much needed working capital. If we are able to obtain the maximum funding level of $3,573,000 we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, enable us to retire part of the long term debt, of which $317,000 is to related parties, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for any foreseeable contingencies. If we are only able to obtain a 50% of the maximum offering, approximately $1,741,500, we would make a reduced contribution to RushTrade and working capital, but would still be able bring accounts payable current, provide for litigation settlements, fund additional advertising and acquire customers for RushTrade.

     Our sales and marketing efforts are beginning to show results. We have grown from 190 accounts in January 2003 with approximately $10,000,000 in total assets producing about 3,400 trades, to 1,775 accounts in March 2004 with approximately $47,000,000 in total assets producing about 20,000 trades. Since the release of the RushTrade products in late 2002, the quarter-to-quarter increases in new accounts, share/trade volume and customer account assets has driven our increased revenue. We believe that we have the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. There can be no assurances that the steps we have taken will result in our being able to settle our liabilities as they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

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

     Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. A jury trial is set for August 25, 2004. We believe the range of possible loss is up to not more than $55,000. The Company has not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim. We believe the range of possible loss is up to not more than $95,000. The Company has not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. At December 31, 2003 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount.

     RSC  Subsidiary  Proceedings.  On January 16, 2003,  in Eichhof,  et al. v.
Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677, eight former customers of a former registered representative of RSC filed a complaint contending that they made numerous investments in securities which the former account representative sold outside and away from RSC. The claimants alleged the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contended they invested $808,000 in these securities and virtually the entire amount was lost through such investments. The claimants' Statement of Claim did not specify the amount of damages sought, but requested the panel to award damages in an amount to be determined by the arbitrators. RSC denied the allegations, contended they were barred by the applicable statutes of limitations, that RSC owed no legal duty to three of the claimants who never had an account with RSC, that RSC did not fail to properly supervise its former registered representative. The matter was defended by RSC's former errors and omissions insurance carrier under a reservation of rights. RSC had a $405,000 unused retention limit under our errors and omissions insurance to cover any settlement up to that amount. In July 2004 we entered into a settlement agreement with the claimants that falls within the policy limits of the errors and omissions insurance, and consider the matter closed.

     On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. Subsequent to year end we negotiated a settlement with the representatives in the amount of $98,750.

     On  November  14,  2003,  in William  E.  McMahon  v.  Rushmore  Securities
Corporation, Chicago Investment Group, LLC, et al; NASD Dispute Resolution Arbitration No. 03-07986, a former securities account customer filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. We filed a response disputing the claims based on our belief that RSC should not be a party to this matter, and on June 15, 2004 received a Voluntary Notice of Dismissal Without Prejudice, which terminates our involvement in the matter.

Item 2.  Changes in Securities and Use of Proceeds.

     During the second quarter of 2004 we issued 233,333 shares of common stock to settle an advance of $35,000 from a related party (valued at $116,667 based on the fair value of our common stock on the date of issuance). 56,000 shares of common stock (valued at $28,300 based on the fair value of our common stock on the date of issuance) were issued to employees as compensation, holders of $12,000 of convertible bonds elected to convert their bonds into 50,000 shares of common stock, holders of $2,500 shares of preferred stock elected to convert their preferred stock into 25,000 shares of common stock, and $1,360 of accrued interest was converted into 5,665 shares of common stock valued at $2,793 on the date of issuance. Additionally, 406,666 shares of common stock were issued for proceeds of approximately $128,000.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

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

     b.   Reports on Form 8-K

On April 28, 2004, the Company filed a Current Report on Form 8-K reporting the filing of its 10K-SB Annual Report for year-end 2003.

On May 6, 2004, the Company filed a Current Report on Form 8-K reporting it filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for a secondary offering of up to 10,000,000 shares of its common stock (excluding shares which may be sold pursuant to the Placement Agent's over-allotment option).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Rushmore Financial Group, Inc.

Dated: August 17, 2004                    By /s/ Dewey M. Moore, Jr.
                                          --------------------------------------
                                          Dewey M. Moore, Jr.
                                          Chief Executive Officer

Dated: August 17, 2004                    By /s/ Randy Rutledge
                                          --------------------------------------
                                          Randy Rutledge
                                          Chief Financial and Accounting Officer