Form 10KSB/A
period 2003-12-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2004-11-12
CIK 884892

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

     At March 31, 2004, the registrant had outstanding 18,261,934 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                            No [X]

                                Table of Contents

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                          17

Item 3.     Legal Proceedings                                                17

Item 4.     Submission of Matters to a Vote of Security Holders              18

                                PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and        19
            Small Business Issuer Purchases of Equity Securities

Item 6.     Management's Discussion and Analysis or Plan of Operation        21

Item 7.     Financial Statements                                             30

Item 8.     Change in and Disagreements with Accountants on Accounting       31
            and Financial Disclosure

Item 8A.    Controls and Procedures                                          31

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               32

Item 10.    Executive Compensation                                           36

Item 11.    Security Ownership of Certain Beneficial Owners and              37
            Management and Related Stockholder Matters

Item 12.    Certain Relationships and Related Transactions                   38

Item 13.    Exhibits and Reports on Form 8-K                                 40

Item 14.    Principal Accountant Fees and Services                           41

            Signatures                                                       42

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

                                     PART I
Item 1.         Description of Business

         Rush Financial Technologies, Inc., dba RushTrade(R)Group ("RSHF," "RushTrade Group" or"the Company,")a Texas corporation, was formed in September 1990 and commenced operations in March 1991 as Rushmore Capital Corporation. In 1997 the Company changed its name to Rushmore Financial Group, Inc., and on January 26, 2004 to its current name.

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

         RSHF is a holding company that operates through two principal operating subsidiaries :

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

         RushTrade Securities, Inc., a wholly-owned subsidiary of Rush, is an introducing broker/dealer and member of NASD and SIPC that offers securities and online brokerage services to its retail customers utilizing RushGroup's software products. An introducing broker/dealer does not clear its own trades on the market or hold customer funds, and its customer trades are cleared through, and customer accounts are held at, Penson Financial Services, Inc. RushTrade is registered in all 50 U.S. states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

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

         Our other subsidiaries and former business units are inactive, except for residual revenues and certain legal proceedings.

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

Market Opportunity

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

Strategic Alliances

         We have established strategic alliances or joint marketing arrangements with eSignal, Knobias, Trade-Ideas, Online Trading Academy ("OTA") and others. These arrangements, depending on the terms of the relationship, provide joint marketing opportunities that are expected to enhance our ability to acquire new customers, lower our customer acquisition costs and/or provide education and other resources that improve our customer retention.

         eSignal, a division of Interactive Data Corporation (NYSE: "IDC"), provides global, real-time market data and decision support tools to active investors worldwide. We plan to integrate our Advanced Order Execution OMS platform into the eSignal product in connection with a joint marketing alliance with eSignal. The terms of the agreement call for a joint marketing arrangement and a proposed product integration where the RushTrade-eSignal product offering will be targeted to the "high end" segment of the long-term investor, hedge fund manager and active trader market. RushTrade and eSignal pay their own costs with the product integration. No fees are charged to either party. The agreement also calls for a non-exclusive, non-transferable limited license that has no revenue sharing or co-branding provision and is for a one year term, automatically renewing for successive one year terms, and which can be canceled by either party on 120 day notice. The agreement is expected to bolster our marketing and brand awareness, and is expected to expand our customer account base, trade volume and revenue. Revenues associated with the agreement will be accounted for as RushTrade transaction based revenue.

         OTA is an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. OTA is a recognized leader in the unique educational niche of live Direct Access Trading education. Using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction, and to make the education even more attractive, we reimburse OTA's students' tuition by offering commission discounts at RushTrade. The agreement calls for a revenue sharing arrangement with NexportX.com, the broker dealer affiliate of OTA, whereby RushTrade is to pay 50% of its net revenue after clearing charges and other costs to NewportX on a monthly basis. The agreement is for a three-year term with a provision for annual renewals upon agreement by the parties. Currently, customer accounts from OTA account for less that 10% of our customer accounts and approximately 20% of our trade volume and revenue. We account for the revenue as RushTrade transaction based revenue and the revenue sharing portion as a commission or customer acquisition cost expense. An amendment to the agreement was executed in 2002 that substituted the revenue sharing provision by the acquisition of 150 customer accounts in exchange for our common stock, which is more fully described in the Notes to Financial Statements, Intangibles on page F-8. We believe this relationship allows us to acquire high quality customers, trained on the RushTrade software platform, and enhances the knowledge and effectiveness of the individual trader and therefore the longevity of our customer.

         Knobias Holdings, Inc. is a real-time news and content technology development company. RushTrade and Knobias have each separately developed certain proprietary products, services and real-time direct access technologies which both companies believe complement each other's product and service offerings. Knobias supplies RushTrade its "News, Research, Fundamental" and other data in exchange for RushTrade supplying Knobias with RushGroup's "Real Time Charts" and other real-time market data which lowers our costs of providing this data to our customers and provides joint marketing opportunities. The arrangement currently has no revenue sharing provision and may be terminated by either party giving ninety days notice to the other.

         Trade-Ideas is a web-based stock streaming tool that provides real-time statistical and technical analysis of stocks trading on U.S. exchanges. Trade-Ideas is a third-party software vendor and RushTrade customers must individually subscribe to the service. The Trade-Ideas software product automatically and continuously scans thousands of stocks and indices providing users with new trading opportunities and real-time decision support tools. Under the terms of the agreement, the integration of Trade-Ideas with RushTrade provides our customers with a third party resource tool for technical indicators and analysis. The arrangement currently has no revenue sharing provision and is operated on a month-to-month basis. We believe our relationship with Trade-Ideas enhances the knowledge and effectiveness of the individual trader and therefore the longevity of our customers.

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

Significant Events

         During September 2003, the Company sold certain assets of RSC for a purchase price of $225,000 to Brazos Holdings. Primarily the assets sold were mutual fund trailing commissions. Accordingly, the entire consideration received was recorded as income and is presented in the consolidated statement of operations as "Gain on sale of assets." As of December 31, 2003, we had received the entire purchase price of $225,000.

         We have an estimated federal and state payroll tax obligation of $178,636 at December 31, 2003. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003, in addition to an estimated accrual for interest and penalties. There is no obligation for the third quarter, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

Websites

         We maintain several websites for general  information about the Company
and   marketing   of  the  various   software   products.   The   websites   are
www.rushtrade.com, www.rushgroup.com and www.daytrade.com.

SEC filings

         At present, we do not post SEC filings on our website. The Company is not an Accelerated Filer as defined in Code 12b-2 of the Act, but intends to make its filings available in the near future.

Employees

         We have a total of 23 employees located in our offices in Dallas, Texas. Twenty of these are full time and three are part-time employees. There are four employees in the corporate area, nine full time and two part time employees in RushTrade, and one part time and seven full time employees in RushGroup.

Regulation

         Our business is subject to a high degree of regulation. The securities business is one of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on our operations.

         RushTrade is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect RushTrade's books and records to determine compliance with laws applicable to securities dealers. Under the rules of the SEC and NASD, broker/dealers are required to maintain varying levels of net capital. Any deficiencies in net capital due to losses or otherwise can result in regulatory action including fines, suspensions and sanctions. At December 31, 2003, RushTrade had net capital of $75,628 and net capital requirements of $5,000. RushTrade's ratio of aggregate indebtedness to net capital was 0.33:1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1. RushTrade is not the subject of any regulatory deficiencies or legal proceedings with any regulatory authority.

         Our management is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on our officers and employees, review and approval of business methods, compensation structures, advisory agreements and advertising.

         In December 2003, Rushmore Securities Corp., a separate broker-dealer subsidiary of Rush, filed Form BD/W with the NASD and is no longer subject to the net capital requirement. Our decision was based upon a desire to transition away from the traditional retail brokerage business with its lower operating margins and the inherent risks of outside independent registered representatives offering advice and recommendations. RSC no longer solicits or accepts new customer accounts and no longer operates as a broker-dealer. The NASD commenced an examination of RSC in February 2000. In conjunction with this examination, in March 2002, RSC received a Letter of Caution from the NASD regarding a number of compliance issues, including net capital computations, advertising and other record-keeping deficiencies. These matters were resolved without admitting or denying the allegations, and RSC agreed to pay a $7,500 fine. In May 2002, the NASD along with the SEC commenced a joint examination. RSC has submitted its response to the SEC and to the NASD. Management has, as a result of these examinations, accrued a $25,000 liability to account for a further possible fine against RSC. Beyond such fine, these actions are not expected to affect our ongoing operations in RushTrade, which is a separate and unrelated broker/dealer.

Environmental Matters

         None of the Company's activities result in any discharge of hazardous materials or other environmental risks.

RISKS RELATED TO OUR COMPANY

Our independent auditors issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

         Our independent auditor's opinions on our 2003 and 2002 financial statements, which are included in this prospectus, include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. For the past two years or more, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.

         There can be no assurance that management's plans to become cash flow positive during 2004 will be successful or what other actions may become necessary. We have been successful raising limited amounts of capital in the past; however, if we are unsuccessful in raising additional capital, we may need to reduce the level of our operations, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations.

We have a history of net losses and will need additional financing to continue as a going concern.

         We have incurred recurring operating losses throughout our history and have a working capital deficiency. We used cash in operations of approximately $804,000 during the year ended December 31, 2003. We had a cash balance of approximately $171,000 at December 31, 2003, and current liabilities exceeded current assets by approximately $3,064,000 at that date. We incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002. We had a shareholders' deficit of approximately $2,341,000 at December 31, 2003. We have been and continue to be dependent upon outside financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. During 2003 we received $794,500 from borrowings (including $12,500 from related parties), and during 2002 we received $590,000 in borrowings. We also received $100,000 of proceeds from the sale of preferred stock in 2002. We may need to seek similar funding in the future, but there can be no assurance that such financing will be available, or if available, on terms that we would be willing to accept.

         The Company's primary cash flow strategy is to increase cash flow from the execution of our operating plan that relies primarily upon the monthly subscription fees to be received from the licensing of RushTrade Direct Pro software and collect commission revenue from RushTrade customer accounts. To date we have received minimal license fees from licensing our software to third parties.

If we  lose  the  services  of any of our key  personnel,  including  our  chief
executive   officer,   our  business  will  be  unlikely  to  attract  qualified
replacement management we can afford.

         Our success is heavily dependent on the performance of our executive officers and managers especially D.M. Moore, Jr., our Chief Executive Officer, and Randy Rutledge, our Chief Financial Officer. Our growth and future success will depend, in large part, on the continued contributions of these and other key individuals as well as our ability to motivate and retain these personnel. Loss of any of our key personnel could result in severe hardship in our ability to perform our business plan. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the financial technology industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which will be dilutive to the shareholders.

We are involved in litigation, and may become involved in future litigation, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

         We are currently involved in certain legal proceedings and, from time to time, we may be subject to additional legal claims. Those include actions for regulatory non-compliance, customer complaints and failure to meet financial obligations. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of valuable capital to pay defense costs, settlements, fines and judgments. Total pending claims against Rush and its subsidiaries are approximately $1,050,000. Depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

We may face legal proceedings to enforce and protect our intellectual property, or see the value of our software development undermined by infringers.

         We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

         In addition, we may be sued by third parties that claim our products infringe the intellectual property rights of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

   - cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

   - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or

   -     redesign our products, which would be costly and time-consuming.

Introduction of new operating systems may disrupt our operating plan and cause significant fluctuations in our financial results and stock price.

         All of our software operates under the Microsoft operating system for both servers and clients. While it is not expected that Microsoft will drastically alter its operating systems, maintaining compatibility can require an unplanned use of manpower resources. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the operating systems delay the purchase of our products, our future net revenues and operating results could be materially adversely affected.

We may be unsuccessful in utilizing new distribution channels and find that we are even less competitive than we are now.

         To date, our only significant distribution channel has been the Internet. Our success will depend in large part on continued growth in, and the use of, the Internet. If the Internet develops more slowly than we expect as an online trading medium, it will adversely affect our business.

We may be unsuccessful in utilizing new marketing channels and further delay the implementation of our business plan.

         We have pursued, and may continue to pursue, strategic alliances with complementary businesses in an effort to diversify our sources of revenue and expand our customer bases. If we pursue strategic alliances with complementary businesses, we may experience increased cost, delays and diversions of management's attention from planned product development.

Subscription cancellations would reduce our net revenues.

         We receive and process trade orders primarily via the Internet. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, computer viruses, intentional acts of vandalism and similar events. If any of these events were to occur, we could suffer a loss of subscribers or a reduction in the growth of the subscriber base, increased operating expenses, financial losses, additional litigation or client claims, and regulatory sanctions. Subscribers are not obligated for any long-term usage of our products and may cancel service at will. Competitors are continually adding new products and features that could cause a significant number of customers to cancel their subscriptions. Competitors could also drastically alter their pricing, which could cause a decrease in revenues in order to retain subscriptions.

The length of the product development and sales cycles are difficult to predict, and our products may not reach the market at opportune times.

         Software products are inherently difficult to plan when interfacing with many vendors for input and output of data. Failure of these vendors to properly document their specifications can significantly delay the introduction of new products or features. Also, any new feature that users do not favorably receive could damage our reputation and brand name. We also cannot be certain that we will get enough revenues from any expanded products or services to offset related costs. The length of our product development and sales cycles has generally been greater than we originally expected. We are likely to experience delays in future product development or sales. These delays could have a material adverse effect on the amount and timing of future revenues.

         Because our development cycle is a lengthy process, the accurate prediction of future revenues from new licenses is difficult. To date, we have received no material revenue from licensing our software. There can be no assurance that we can accurately estimate the amount of resources required to complete projects, or that we will have, or be able to expend, sufficient resources required to complete a project. Furthermore, there can be no assurance that the product development schedule for these projects will not be changed or delayed. We could experience delays in future product development or sales, and these delays could have a material adverse effect on the amount and timing of future revenues.

We must manage and restructure our operations effectively or risk losing valuable capital due to inefficient structures.

         We continually evaluate our product and corporate strategy. We have in the past undertaken, and will in the future undertake, organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

Our software may be subject to defects and product liability that could have a devastating effect on our reputation and sales momentum.

         Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse effect on our business, operating results and financial condition.

Our financial technology products and web site may be subject to intentional disruption and sabotage.

         While we have not been the target of software viruses or other attacks specifically designed to impede the performance of our products or disrupt our web site, such viruses or other attacks could be created and deployed against our products or web site in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site from time to time. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

We rely on third-party technologies so we can devote our limited resources to our specific products.

         Our financial technology products are designed to run on multiple operating systems and integrate with security products from other vendors such as Microsoft SQL, Cisco and others. Although we believe that the target operating systems and products are and will be widely utilized by businesses in the corporate market, no assurances can be given that these businesses will actually adopt such technologies as anticipated or will not in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, as to which there can be no assurances, our business, results of operations and financial condition could be materially and adversely affected.

We rely on intellectual property and proprietary rights to protect the products that we have developed.

         We regard our technology as proprietary. We currently protect our proprietary rights through a combination of confidentiality agreements and trade secret laws. In the future, we may seek copyrights, patent or trademark protection over aspects of our products. Our downloadable software products are freely distributed, but access to market data and server functions is strictly limited to authorized users. The downloadable portion of the software is not copy protected, and is subject to "reverse engineering" techniques. Third parties may copy aspects of our downloadable products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently.

         We do not have any patents or statutory copyrights on any of our proprietary technology. Although we plan to file a provisional patent application with respect to some of our business applications and intellectual property rights related to RushTrade Direct Pro software, we have been issued no patents and we cannot assure you that any will be issued from our provisional patent application. A wider patent covering any of our completed products may be unavailable, because the products have been in use for an extended period. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

         In addition, existing copyright laws afford limited practical protection, and furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States.

         Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We do not own any U.S. or foreign patents or registered intellectual property. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us.

         Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

         There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure thereof. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

Our quarterly financial results are subject to significant fluctuations, which could cause our stock price to decrease.

         We have been subject to substantial fluctuations in quarterly net revenues and operating results, and these fluctuations may recur in the future. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock, and this may recur in the future. Fluctuations may be caused by a number of factors, including:

   - the timing and volume of new customer accounts, trade volumes and software subscription fees;

   -     the timing and amount of our expenses;

   -     the   introduction   of   competitive   products  by  existing  or  new
         competitors;

   -     reduced demand for any given product;

   -     strategic alliances that fail to meet expectations; and

   -     the market's transition between operating systems.

         Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower levels. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease.

Our stock has traded historically at low values and has received little interest from the investment community.

         For the past three years, our shares have traded at prices below $1.00 per share, and our highest bid price during the past two years has been $0.50 per share. In August 2002, we were delisted from the Nasdaq SmallCap Market because of our failure to maintain minimum continued listing requirements.

         We will need to attract substantially more investor interest, post better financial results and profits, end its dependence upon sales of equity and debt securities, and continue to show upward sales trends in order to achieve an increased value for our shares. Even then, we will still face obstacles due to our penny stock status, lack of analyst following and our trading market on the OTCBB.

Holders of our common stock may not be able to sell their shares when desired if a liquid trading market does not develop.

         Due to the relatively small size of shares in public hands, the current stock price and other factors, our stock will continue to be quoted on the OTC Bulletin Board. The OTC Bulletin Board is a market with generally less liquidity and fewer buyers and sellers than the Nasdaq Stock Market. Even if a liquid market develops for our stock, there is no assurance that it can be maintained. An active, orderly trading market depends on the presence and participation of willing buyers and sellers that neither the stock's market makers nor we can control. This may affect your ability to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our stock. It should also be noted that we have only approximately 1,500 shareholders, of which 200 are of record and 1,300 are beneficial holders holding through brokers. For these and other reasons, our stock should not be viewed as a short-term investment.

Substantial sales of our shares may have an adverse impact on the trading price of our shares.

         Under the United States federal securities laws, substantially all of our shares may be resold immediately in the public market, except for shares held by affiliates or restricted shares of common stock issued within the past two years to non-affiliates. Some of the shareholders may decide that they do not want to continue holding shares in the Company and may sell their shares. We cannot predict whether shareholders will resell large numbers of our shares in the public market or how quickly they may resell their shares. If our shareholders sell large numbers of our shares over a short period of time, or if investors anticipate large sales of our shares over a short period of time, this could adversely affect the trading price of our shares.

Our shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses or as a result of option exercises.

         Our Amended Articles of Incorporation authorize the issuance of up to 50,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. There are approximately 22,000,000 shares of common stock issued and outstanding and 68,543 shares of Preferred stock outstanding. We may seek to raise additional capital to meet our financial needs through the sale of equity or other securities, acquire complementary businesses through the issuance of equity or other securities or have stock options exercised. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without shareholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other shareholder. Further, any new issuance of shares may result in a change in control of our company.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

         Companies that trade on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market. In the past five years, we have, on six occasions extended the date required for filing annual and quarterly reports, and were late filing on two occasions.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

    - that a broker or dealer approve a person's account for transactions in penny stocks; and

    - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

    - obtain financial information and investment experience objectives of the person; and

    - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

    - sets forth the basis on which the broker or dealer made the suitability determination; and

    - states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common shareholders are subordinated to all senior securities and would realize little if any value in the event of insolvency proceedings.

         As of December 31, 2003, there were 68,543 shares of preferred stock outstanding having a liquidation value of $685,430, and $672,000 of senior convertible bonds outstanding, all of which are senior to the common shares in their preference to receive liquidation proceeds if we were to be liquidated. While the common stock will participate in any growth of shareholders' equity, it would receive nothing in liquidation until all senior securities have been repaid. Our Board of Directors has the power to issue additional preferred and senior securities without the approval of the shareholders.

We may grant stock options and restricted stock to the board and management which could reduce your ownership interest.

         If approved by a vote of the shareholders, we can establish a stock option plan and can with the approval of the Board of Directors issue restricted common stock. This plan would be for the benefit of directors, officers and employees of the Company. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of the grant. The payments are not made until the option is actually exercised by the recipient. Restricted stock as a bonus is paid in the form of stock rather than cash, and is not paid for by the recipient. Awards under these plans would reduce the ownership interest of all shareholders. We have granted options to purchase shares to our directors and employees, and may grant additional options in the future. Options to purchase 1,944,559 common shares, and warrants to purchase 1,690,000 shares were outstanding on December 31, 2003. The issuance of shares upon the exercise of these options and warrants may result in dilution to our shareholders.

Some provisions of our articles of incorporation and bylaws may discourage takeovers and serve to entrench management.

         Our articles of incorporation and bylaws contain some anti-takeover provisions that may discourage or make more difficult a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, our articles of incorporation and/or bylaws:

   - permit the classification of our board of directors into three groups, so that shareholders elect only one-third of the board each year;

   - do not permit shareholders to take action except at an annual or special meeting of shareholders;
   - require shareholders to give us advance notice to nominate candidates for election to our board of directors or to make shareholder proposals at a shareholders' meeting;
   - permit our board of directors to issue, without shareholder approval, preferred stock with such terms as the board may determine;
   - require the vote of the holders of at least two-thirds of the voting shares for shareholder amendments to our bylaws; and
   - require, for the approval of a business combination with shareholders owning 5% or more of the voting shares, the vote of at least 50% of the voting shares not owned by such shareholder, unless certain fair price requirements are met or the business combination is approved by the continuing directors of the Company.

         These provisions of our articles of incorporation and bylaws, and Texas law, could discourage potential acquisition proposals and could delay or prevent a change in control of Rush, even though a majority of our shareholders may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in some tender offers, including tender offers at prices above the then-current market value of our shares, and may also inhibit increases in the trading price of our shares that could result from takeover attempts or speculation.

RISKS RELATED TO OUR INDUSTRY

The online trading industry is subject to the risk of fines and sanctions from regulatory agencies.

         The online trading industry is subject to a high degree of regulation. The NASD, SEC and other self-regulatory organizations oversee our industry in all respects and from time to time impose changes to rules and regulations that affect our business. We are subject to regulatory oversight and frequent inspections, which can result in regulatory sanctions including fines and suspensions.

Market risks can result industry-wide declines in the volume of securities trading and thus in commission income.

         Our level of business activity depends upon a healthy and active market for the purchase and sale of securities. Bear market trends generally decrease the overall market, trading volumes and investor activity. Online brokerage firms are finding that during these times both gross commissions, total trades, and overall volume can decrease substantially.

We face aggressive competition in our industry, and our business will be harmed if we fail to compete effectively.

         We encounter aggressive competition from numerous competitors in many areas of our business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We have not had and may never have the resources to engage in an effective program of advertising and promotion, and many of our competitors spend millions of dollars on national ad campaigns. We may not be able to compete effectively with these competitors. To be competitive, we must develop new products and periodically enhance our existing products in a timely manner. We may have to adjust the prices of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines. We have limited resources and must restrict product development efforts to a relatively small number of projects.

Our operating results may be adversely affected by market interruptions resulting from geopolitical activity and further terrorist acts.

         Adverse economic conditions worldwide resulting from war and terrorist activities have contributed to a material slowdown in the securities business and may continue to adversely impact our business, resulting in:

   - Reduced demand for our products as a result of a decrease in technology spending by our customers and potential customers;
   -     Increased price competition for our products; and
   -     Higher overhead costs as a percentage of revenues.

         Although the economic and market conditions in the United States have been improving recently, further attacks on the United States could lead to economic and market interruptions, which could cause a material adverse effect on our business, operating results, and financial condition.

The financial technology industry is characterized by rapid technological change, and we will need to adapt our development to these changes in order to avoid seeing our products become obsolete.

         We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technologies or market changes may cause some of our products to become obsolete more quickly than expected.

The trend toward consolidation in our industry has created large, well capitalized competitors that we have been unable to match.

         There has been a trend for large, retail financial firms to acquire smaller online trading firms having proprietary software. As consolidation in the financial technology industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors, which include companies such as Charles Schwab, Ameritrade, E*TRADE, Trade Station and others. Furthermore, we have attempted to use strategic acquisitions to acquire technology, people and products for our overall product strategy. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products.

The intense price-based competition for licensing of our products results in lower operating margins.

         Price competition is often intense in the financial technology software market. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

We must effectively adapt to changes in the dynamic technological environment of the Internet in a timely manner or otherwise risk obsolescence.

         Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products. Our principal marketing channel is the Internet, and if we are unsuccessful in timely assimilating changes in the Internet environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

Item 2.         Description of Property

         We lease 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. With the purchase of LostView we acquired an additional 2,200 square feet in an office complex near the Galleria. We believe these facilities are adequate to meet our requirements at our current level of business activity.

Item 3.         Legal Proceedings

         We and our subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon our operations or financial condition if we are unsuccessful in defending against the actions.

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

         RSC Subsidiary Proceedings. On January 16, 2003, in Eichhof, et al. v. Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677, eight former customers of a former registered representative of RSC filed a complaint contending that they made numerous investments in securities which the former account representative sold outside and away from RSC. The claimants allege the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and virtually the entire amount was lost through such investments. The claimant's Statement of Claim does not specify the amount of damages sought, but requests the panel to award damages in an amount to be determined by the arbitrators. RSC denies the allegations, contends they are barred by the applicable statutes of limitations, that RSC owed no legal duty to three of the claimants who never had an account with RSC, that RSC did not fail to properly supervise its former registered representative, and intends to vigorously pursue our defense. The matter is being defended by RSC's former errors and omissions insurance carrier under a reservation of rights. RSC has a $405,000 unused retention limit under our errors and omissions insurance to cover any settlement up to that amount. However, should this complaint be resolved in favor of the claimants in excess of the $405,000 retention limit, any excess award would not be covered by our errors and omissions insurance, and may have an adverse effect on our financial condition. On July 1, 2004 we received a settlement offer from the claimants that falls within the policy limits of the errors and omissions insurance.

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

Item 4.         Submission of Matters to a Vote of Security Holders

         None.


PART II

Item 5.         Market for Common Equity, Related Stockholder Matters and Small
                Business Issuer for Purchases of Equity Securities

Market Information

         Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol RSHF.  The  quotations  below reflect  inter-dealer  prices,  without
retail   markup,   markdown  or  commissions   and  may  not  represent   actual
transactions.  The following table shows the bid price range of our common stock for the time periods indicated:

                 FROM          TO             HIGH          LOW
                1/1/02       3/31/02         $0.61        $0.16
                4/1/02       6/30/02          0.33         0.12
                7/1/02       9/30/02          0.15         0.04
                10/1/02     12/31/02          0.13         0.04
                1/1/03       3/31/03          0.13         0.06
                4/1/03       6/30/03          0.40         0.06
                7/1/03       9/30/03          0.50         0.17
                10/1/03     12/31/03          0.45         0.18

Holders

         As of  December  31,  2003 there  were 158  holders of record and about
1,300 beneficial holders of our Common Stock. There were also 39 holders of our Preferred Stock and 18 holders of our 12% Senior Secured Convertible Bonds ("the
Bonds").

Equity Compensation Plan Information

         The following table sets forth the equity compensation plan information at December 31, 2003:

                            (a)                       (b)                   (c)
                                                                            Number of securities
                                                                            remaining for future
                            Number of securities to   Weighted-average      issuance under equity
                            be issued upon exercise   exercise price of     compensation plans
                            of outstanding options,   outstanding options,  (excluding securities
Plan Category               warrants and rights.      warrants and rights.  reflected in column (a))
-------------------------   -----------------------   --------------------  ------------------------
Equity compensation plans
approved by security
holders                                   1,944,559                $  0.39                    60,026

Equity compensation plans
not approved by security
holders                                           -                      -                         -
                            -----------------------   --------------------  ------------------------
Total                                     1,944,559                $  0.39                    60,026
                            =======================   ====================  ========================


Dividends

         We do not anticipate declaring any stock or cash dividends on our common shares in the foreseeable future and have deferred paying cash dividends on all preferred stock since the second quarter of 2002.

Recent Sales of Unregistered Securities

         Common Stock - Registrant has sold and issued the shares of Common Stock described below within the past three years that were not registered under the Act.

                                    Number of     Offering     Exemption
               Date                  Shares        Price        Claimed
         ---------------           ----------    ----------   -----------
           February 2000   (2)         16,802         $1.30        (1)
                May 2000   (3)        166,667          1.35        (1)
               June 2000   (4)          5,000          2.38        (1)
               July 2000   (5)         16,240          1.00        (1)
          September 2000   (6)        650,000          1.00        (1)
           February 2001   (7)        906,400          0.75        (1)
                May 2001   (8)      1,000,000          0.50        (1)
               July 2001   (9)          3,245          0.55        (1)
             August 2001  (10)        300,000          0.29        (1)
            October 2001  (11)          5,317          0.40        (1)
           November 2001  (12)        370,418          0.29        (1)
            January 2002  (13)         34,379          0.28        (1)
           February 2002  (14)        121,500          0.20        (1)
              March 2002  (15)      1,223,050          0.25        (1)
          September 2002  (16)      1,287,026          0.15        (1)
           November 2002  (17)        400,000          0.15        (1)
           December 2002  (18)         90,000          0.15        (1)
              April 2003  (19)        146,250          0.14        (1)
               July 2003  (20)          7,000          0.29        (1)
            October 2003  (21)        108,484          0.25        (1)

         Preferred Stock - Registrant has sold and issued the shares of Preferred Stock described below within the past three years that were not registered under the Act.

                                  Number of     Offering     Exemption
                  Date             Shares        Price        Claimed
            ---------------      ----------    ----------   -----------
               January 2000          8,000         $25.00       (1)
                  June 2000          5,520          25.00       (1)
                 April 2001          7,080          10.00       (1)
                   May 2001         17,200          10.00       (1)
                   Jun 2001         16,180          10.00       (1)
             September 2001          1,000          10.00       (1)
              December 2001         31,500          10.00       (1)
               January 2002          2,000          10.00       (1)
              February 2002          1,000          10.00       (1)
                 March 2002          3,500          10.00       (1)
                 April 2002          3,500          10.00       (1)

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

(10) Issuance of 300,000 shares of restricted common stock for investor relations consulting.

(11)     Issuance of common stock for preferred stock dividends.

(12) Issuance of 32,500 shares of common stock for stock-based compensation, 40,000 shares of stock in settlement of certain expenses, 75,004 shares of common stock in connection with the exchange of restricted common shares and unrestricted common shares, and 222,914 shares of stock at an average price of $0.16 per share.

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

(19) Issuance of 147,500 shares of restricted common stock for stock-based compensation.

(20) Issuance of 7,000 shares of restricted common stock to settle a legal claim and related expenses.

(21) Issuance of 108,484 shares of common stock for stock-based compensation relating to an employee incentive stock purchase plan.

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

Plan of Operation

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2003, our current liabilities exceeded our current assets by $3,063,921 and we incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings and equity. During 2003 we raised $794,500 through the sale of 12% Senior
Secured Convertible Bonds (`the Bonds"). The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Bond offering was fully subscribed shortly after the year ended December 31, 2003. We will attempt to raise additional funds through a similar debt or equity offering during 2004.

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

         The number of RushTrade customer accounts and corresponding customer assets has grown as follows:

             Total      Securities      Cash        Total        Margin        Total
   Date     Accounts      Value        Balance      Assets        Debt         Equity
---------------------------------------------------------------------------------------
  9/30/02      95       $1,492,473   $1,671,317   $3,163,790     $(27,651)   $3,136,139
 12/31/02     140        4,335,121    1,984,429    6,319,549     (318,152)    6,001,397
  1/31/03     190        5,608,639    4,501,291   10,109,930     (829,355)    9,280,575
  2/28/03     225       10,415,611    5,188,474   15,604,085   (1,426,446)   14,177,639
  3/31/03     301       11,552,613    4,803,235   16,355,848   (1,169,472)   15,186,375
  4/30/03     421       14,054,217    6,765,568   20,820,086   (1,169,472)   19,351,607
  5/31/03     522       15,434,623    8,304,606   23,739,229   (1,799,998)   21,939,231
  6/30/03     636       18,794,159    9,141,242   27,935,402   (2,598,923)   25,336,479



  7/31/03     751       20,419,951    9,993,480   30,413,430   (2,701,092)   27,712,338
  8/31/03     856       22,312,506   10,612,005   32,924,511   (3,148,393)   29,776,118
  9/30/03    1,001      20,740,815   10,992,947   31,733,762   (2,075,382)   29,658,382
 10/31/03    1,116      21,590,111   11,396,924   32,987,035   (1,261,640)   31,725,398
 11/30/03    1,185      23,325,859   12,693,979   36,019,838   (1,467,801)   34,552,041
 12/31/03    1,272      27,818,441   12,940,421   40,758,862   (1,811,751)   38,947,116


         The following table shows the 2003 month to date activity level of the RushTrade Securities, Inc. customer base:

             For the                Number          Number
             Month of             of Trades        of Shares

          January 2003               3,414         3,596,532
          February 2003              3,851         3,583,894
          March 2003                 4,521         3,039,325
          April 2003                 7,019         4,242,451
          May 2003                   8,178        10,029,062
          June 2003                 11,054         8,772,640
          July 2003                 10,839        11,632,790
          August 2003               10,112        12,672,975
          September 2003            13,315        32,177,054
          October 2003              15,700        39,072,872
          November 2003             14,746        54,738,776
          December 2003             16,311        47,055,892

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

Critical Accounting Policies

         The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following are the critical accounting policies, which could have the most significant effect on our reported results and require the most difficult, subjective or complex judgments by management.

Capitalization of Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, the total of all capitalized software development costs was $2,326,383 and $2,215,377, respectively. During 2003 and 2002, we amortized $692,316 and $345,822 of software costs, respectively, using an estimated useful life of three years.

Valuation of Long-lived Assets

         We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.

Recognition of Commission Revenue and Fees

         Commission revenue on securities transactions (and related expense) is recorded on a trade date basis.

Results of Continuing Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RSC and RushTrade offer broker/dealer services and their operations have been included in the Investment Services segment. Rushmore Insurance Service's operations, for the most part inactive, have been included in Investment Services. The Software Services segment is comprised of RushGroup Technologies, Inc., formerly RushTrade Software Services, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to generate a significant stream of revenue for us. There is ongoing development activity on the software to enhance its use to outside entities; however, we have received only minimal revenue to date related to the Software Services segment. During the first six months of 2002 we did not incur any expenses related to this source since all direct costs related to this activity were being capitalized.

Revenues

         Total revenues decreased $2,682,594, or 68% from $3,931,316 in 2002 to $1,248,722 in 2003. The decrease in revenues is primarily due to the decision to reposition ourselves into a direct access brokerage firm and a real-time technology development company. To facilitate this transition we divested most of our retail brokerage operations. As a result of this divestiture, a majority of retail brokers were terminated resulting in a rapid decline in our revenues. This decrease was partially offset by increases in RushTrade revenue. Future revenues for Investment Services are expected to be derived almost entirely from the RushTrade direct access brokerage operations with only residual revenues from the retail securities and insurance areas.

         While total revenues from Investment Services decreased, the RushTrade online brokerage revenues showed a dramatic increase from $114,131 in 2002 to $1,056,479 in 2003, a 926% increase. We expect revenues from the RushTrade business unit to continue to increase in 2004. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues. Discontinuing retail sales, RSC and Rushmore Insurance Services, has caused our revenue to decline steadily. For the quarter ending March 31, 2002 revenue was $1,423,147 compared to the same quarter in 2003 where revenue was $76,751. This is almost a 95% decline in revenue from first quarter 2002 to first quarter 2003. There is a similar decline in second quarter revenue from $1,298,968 in 2002 to $66,592 in 2003, a 95% decline. From the second quarter 2002, with retail operations to the third quarter of 2003, the first period without retail operations, revenue declined from $1,298,968 to $251,521, an 80% decline. Third quarter revenue continued to decline in 2003 from $251,521 to $51,362, a 79% decline from year to year. Fourth quarter revenue declined from $112,131, to $11,402, an 89% decline from year to year. For fiscal year 2002 total revenue was $3,085,767 compared to total revenue for 2003 of $206,107, a decline of 93%. We expect residual revenue to continue to decline as the underlying revenue-producing stream continues to deplete.

         At present, we have received only minimal revenue from Software Services. We have had preliminary discussions with several institutions and brokerages about the licensing of various software components or applications of the RushTrade platforms, but various software applications are still under development and are not expected to be released until late in 2004 or in 2005. Further discussions with potential licensees will depend upon completion of this work. We expect this source of revenue to be an important part of our future. With the purchase of LostView and its historical stream of revenue, we expect to see significant growth in this segment during the coming year. As applications of the Back Office Management ("BOM") tool are completed and the service bureau agreement with the NASD is approved, RushGroup's real-time market data services and software trading platforms will be ready for deployment in the marketplace.

         Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002, RushTrade has experienced substantial increases in new accounts, share/trade volume and customer account assets. See "Description of Business - Growth Strategy."

         RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that are expected to generate both subscription-based and transaction-based revenue. RushTrade believes it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002, we have begun hiring new sales representatives to produce new customer accounts from sales leads generated from our Internet advertising. We believe we have embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes to result in increased revenues. There can be no assurances that these steps will result in our being able to settle our liabilities they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

Expenses

         Total expenses decreased $3,675,693, or 53%, from $6,989,051 in 2002 to $3,313,358 in 2003. This decrease is consistent with our decrease in revenues. Commission expenses in Investment Services decreased from $2,451,348 in 2002 to $103,476 in 2003, a decrease of $2,347,872 or 96% from 2002 to 2003. The decrease is generally attributable to the reduction in commission revenue due to the release or sale of virtually all the customer accounts related to the outside independent sales representatives. We expect commission expenses to be a minor component of overall expenses in the future.

         Other Investment Service expenses increased from $620,291 in 2002 to $933,142 in 2003, an increase of $312,851, amounting to a 51% increase from 2002 to 2003. In general, this is attributable to the increase in marketing related cost associated with the new RushTrade business model. In 2002 advertising costs related to the acquisition of new customer accounts was approximately $32,000 compared to over $144,000 in 2003, an increase of $112,000. Additionally, salaries paid for marketing increased over $237,000 from 2002 to 2003. As revenues increase, the infrastructure necessary to support the expansion of the customer base will further increase. RushTrade will need to add customer support personnel and additional software sales representatives in order to continue to increase revenue and support the acquisition of additional customer accounts.

         General and administrative expenses decreased by $609,829 from 2002 to 2003, a 29% reduction, as a result of our efforts to reduce overall expenses. Primarily this is due to the reduction in consulting fees from $565,139 in 2002 to $70,132 in 2003 and the reduction in health care cost from $210,604 in 2002 to $58,515 in 2003. We continue to identify areas to reduce expenses and very aggressively pursue renegotiation of existing contracts and services when appropriate. With the expected increase in revenues, the infrastructure necessary to support the additional business activity will increase.

         The decreases in expenses were offset by an increase in depreciation and amortization of $255,693 from 2002 to 2003. The increase in depreciation and amortization is the result of amortizing the capitalized software development costs over the full year in 2003 versus six months in 2002.

         During September 2003, the Company sold certain assets of RSC for a purchase price of $225,000 to Brazos Holdings. Primarily the assets sold were mutual fund trailing commissions. Accordingly, the entire consideration received was recorded as income and is presented in the consolidated statement of operations as "Gain on sale of assets." As of December 31, 2003, we had received the entire purchase price of $225,000.

         During 2003 we settled, for $45,000, certain liabilities totaling approximately $112,000, for a gain of approximately $67,000. Additionally during 2003, holders of the convertible bonds elected to convert their bonds into our common stock. To settle accrued interest and dividends totaling $95,338, we issued the holders common stock at a rate equal to their conversion price. Since the fair value of our common stock was greater than the conversion price on the date of issuance, a loss was recorded for the difference totaling $126,981. Our net loss on settlement of liabilities during 2003 was $59,893.

         Interest expense increased $502,517 from $73,901 in 2002 to $576,418 in 2003. Primarily, the increase was due to the amortization of debt discount and deferred financing fees of $403,166. This primarily relates to the beneficial conversion of the bonds more fully described in Note 17 of the Financial Statements.

         We have an estimated federal and state payroll tax obligation of $178,636 at December 31, 2003. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003, in addition to an estimated accrual for interest and penalties. There is no obligation for the third quarter, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Liquidity

         General Overview. We have been operating with negative cash flow and without sufficient capital and financial resources to devote to growing our business or to meet our obligations as they have become due. We have depended on our ability to raise funds from debt and equity instruments to fund current and past due obligations. We believe that we are nearing a point where we will become cash flow positive and then profitable; however, we need to raise substantial funds to enable us to continue our marketing and software development in order to continue our revenue growth.

         Of the approximate $3,300,000 in current liabilities at December 31, 2003, none is secured by the assets of the Company. At December 31, 2003, $753,000 of the current liabilities is due to related parties. We believe we have a good relationship with these parties and that we can continue to defer the obligations until we have sufficient capital to repay them.

         Of the current liabilities, approximately $332,000 was acquired in a 2001 acquisition. To date, none of the creditors has made demand for payment on any of these trade accounts payable. Approximately $960,000 is accrued expenses and other liabilities. Much of this is accruals that occur in the normal course of business, and orderly repayments are made as they are converted into accounts payable; however, approximately $178,000 represents a payroll tax obligation that must be repaid. We have been in discussions with the IRS and believe that we can make arrangements for orderly repayment if insufficient funds are raised to satisfy the obligation in full. An additional $174,980 represents an accrual for our portion of health care related cost on a self-funded health insurance policy. None of the providers has been aggressive in seeking repayment. We will attempt to negotiate discounts from the total amounts due on those old bills.

         Of the current liabilities, approximately $788,000 represents accounts payable. Of these approximately, $186,000 are within 90 days of issuance and are being paid in an orderly manner. The remainder, approximately, $602,000 is over 90 days. Of the accounts payable over 90 days, we have been in constant contact with the most aggressive creditors. In some cases we have been able to secure settlements at substantial discounts. We may have a few of the creditors in this category that could pursue legal remedies which would force us to divert attention and resources from our business plan.

         Of the current liabilities, approximately $1,007,000 is for common stock pending issuance of which approximately $513,045 is to related parties. We did not have sufficient authorized shares of common stock at year-end to issue shares for conversion of the Bonds. Sufficient shares were authorized at the shareholders meeting in January 2004.

         If we fail to achieve positive cash flow by the end of 2004, we may have to obtain other funding sources or significantly scale back our operations which would delay repayments of our obligations. Further, as the brokerage industry in general continues to focus its efforts on pursuing online business models, and specific competitors continue to decrease fees charged for their services, we may need to acquire a larger customer base than originally projected to meet our business plan and provide necessary cash flows for ongoing liquidity requirements. At present we have not identified alternate funding sources, but believe that we would be able to obtain alternate financing by issuing preferred stock or convertible debt instruments, as we have been able to do in the past. If it becomes necessary to scale back operations, we believe that we can do so without impacting the reliability of our products and services during 2004. During the last half of 2003 and the first quarter of 2004, we have added additional layers of redundancies in equipment, communications and alternate data service providers to increase the reliability of our services. If it became necessary to scale back operations, we could eliminate some of these redundancies without a material impact on our operations.

         Credit Facilities and Funding Resources. Our cash and cash equivalents available for operations at December 31, 2003 were $171,088, and our current liabilities exceeded our current assets by $3,063,921. Our requirements for normal cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

         We have taken several steps to increase cash through the use of borrowings and equity. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and we sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Subsequent to the end of the first quarter, approximately $128,000 was received under this placement for 406,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

         In 2002, we issued four convertible notes, totaling $300,000, of this $133,000 was to a related party. The notes bear interest at 9% payable quarterly, mature April 1, 2005, and are convertible into our common stock at various rates. All of these notes are still outstanding.

         In 2002, we issued to a related party two  convertible  notes  totaling
$185,000, bearing interest at 7%. The notes were convertible into the Bonds; however, the holder failed to exercise his conversion. Both of these notes are past due; however no default has been declared, and we are in discussions with the holder on repayment or conversion into an equity instrument.

         During 2003, we issued the Bonds for proceeds of $794,500, had $95,000 of preferred stock convert into the Bonds, issued $12,500 of the Bonds as payment for accounts payable, compensation and legal settlement, and issued $15,000 of the Bonds as repayment of an advance from a related party. The Bonds bear interest at 12% per annum are convertible into our common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share, and are secured by a pledge of most of our assets and intellectual property. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. During 2002, we issued three Bonds for proceeds of $105,000, had one related party note payable in the amount of $50,000 convert into the Bonds, and had $385,000 of preferred stock convert into the Bonds. At December 31, 2003, $672,000 of convertible bonds were outstanding (carried at $564,351 net of discount). During 2003, holders of $785,000 of the Bonds elected to convert into 5,222,915 shares of our common stock. We did not have an adequate number of shares available to issue to the holders of the bonds and as a result recorded pending stock issuances of $785,000 as a current liability.

         On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000. The offering was withdrawn on September 28, 2004 without raising any funds.

         At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. At a minimum funding level of $400,000 we will be able to bring some of our more pressing accounts payable current, provide additional net capital for RushTrade, provide funds to litigate and settle some of the litigation, provide for minimal system upgrades and provide some much needed working capital. If we are able to obtain a funding level of $4,440,000 we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, enable us to retire part of the long term debt, of which $318,000 is to a related party, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for any foreseeable contingencies. If we are able to obtain a funding of approximately $2,140,000, we would make a reduced contribution to RushTrade and working capital, but would still be able bring accounts payable current, provide for litigation settlements, fund additional advertising and acquire customers for RushTrade.

         Our sales and marketing efforts are beginning to show results. We have grown from 190 accounts in January 2003 with approximately $10,000,000 in total assets producing about 3,400 trades, to 1775 accounts in March 2004 with approximately $47,000,000 in total assets producing about 20,000 trades. Since the release of the RushTrade products in late 2002, the quarter-to-quarter increases in new accounts, share/trade volume and customer account assets has driven our increased revenue. We believe that we have the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. There can be no assurances that the steps we have taken will result in our being able to settle our liabilities as they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

         Cash Flows from Operating Activities. We had a net loss of $2,475,947 for the year ended December 31, 2003. This amount included non-cash expenses consisting of depreciation and amortization of $799,752, the issuance of common stock for services, expenses and compensation at fair value of $49,172, the loss on settlement of liabilities of $59,895, and amortization of deferred financing fees and debt discount of $403,166. Cash flows from operating activities were decreased by a gain on the sale of an asset of $225,000, increased by a decrease in receivables of $14,808, an increase in accounts payable and accrued liabilities of $489,766, and by a decrease in prepaid expenses of $80,804, yielding a net cash flow used by operating activities in the amount of $803,584. The changes in operating assets and liabilities were primarily caused by our negative cash flow.

         We had a loss of $3,131,636 for the year ended December 31, 2002. This amount was adjusted for non-cash expenses consisting of depreciation and amortization of $544,059, the issuance of common stock for expenses and compensation at fair value of $107,976, stock options issued for services of $167,491, the write off of impaired goodwill of $1,174,469, the write off of property and equipment of $112,067, and amortization of deferred financing fees and debt discount of $15,787. Cash flows from operating activities were increased by a decrease in receivables of $325,156, an increase in accounts payable and accrued liabilities of $124,922, and by a decrease in prepaid expenses of $144,703, yielding a net cash flow used by operating activities in the amount of $415,006.

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

         Cash Flows from Financing Activities. During the year ended December 31, 2003, we had cash flows from financing activities of $805,802 from the following sources: $70,000 from advances from related parties, and $794,500 from borrowings. We paid $20,948 as payments on notes payable and reduced a bank overdraft of $37,750 during 2003.

         During the year ended December 31, 2002, we had cash flows from financing activities of $642,653 from the following sources: $100,000 from the sale of preferred stock, and $590,000 from borrowings. We paid $47,754 on notes payable and $38,184 as preferred stock dividends.

         Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2003 our current liabilities exceeded our current assets by $3,063,921. Also, we had net losses of $2,475,947 in 2003 and $3,131,636 in 2002. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional revenues above current levels during 2004. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern.

         We are presently engaged in several legal proceedings, more fully described on page 17, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $1,050,000. We would be unable to pay the claims in total in the short term.

         We have been unable to meet many of our obligations as they have become due. We have two convertible notes due to a related party that are past due. The convertible notes were convertible into the Bonds at the option of the holder. The holder failed to exercise his conversion and the Bonds are completely subscribed. We are in discussion with the holder to repay, but failure to negotiate repayment or conversion on terms favorable to us will severely and adversely affect our liquidity.


         We have identified vendors that are critical to our day-to-day operations. For those we have attempted to pay for their services within ninety days, and for RushTrade within 45 days. If we are unable to maintain this payment schedule, we risk losing valuable services that could limit our ability to service new and existing customers. This could severely restrict our continued revenue growth and prevent us from reaching profitability.

         There is a large group of vendors, not affecting our day-to-day operations, which have not been paid and are severely past due. If these vendors were to initiate legal proceedings, it would divert our attention from day to day operations and require an allocation of resources to defend the action or attempt to settle these obligations.

         We have made it a priority to pay for goods and services necessary to operate our business in a timely manner. When we have been able to negotiate settlements on past due obligations on terms that we have determined to be favorable to us, we have made it a priority to pay those. We have not made it a priority to make payments to related parties.

Payment Due by Period

         The following table illustrates the Company's outstanding debts and the terms of that debt:

                                                        LESS THAN 1                                MORE THAN
CONTRACTUAL OBLIGATIONS                      TOTAL          YEAR       1-3 YEARS     3-5 YEARS      5 YEARS
---------------------------------------   -----------   -----------   -----------   -----------   -----------
Long-Term Debt, net of debt discount of
$123,521                                  $ 1,033,479   $   185,000   $   284,128   $   564,351   $         -
Capital Lease Obligations                      31,452        31,452             -             -             -
Operating Leases                              150,208        73,624        76,584             -             -
                                          -----------   -----------   -----------   -----------   -----------
Total                                     $ 1,215,139   $   290,076   $   360,712   $   564,351   $         -
                                          ===========   ===========   ===========   ===========   ===========


Market Risk

         We market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003, the Company's current liabilities exceeded its current assets by $3,063,921 and the Company incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002. These conditions, among others described in Note 3, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KBA GROUP LLP
Dallas, Texas
April 1, 2004


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                    ASSETS                                           2003            2002
                                                                                ------------    ------------
Current assets
      Cash and cash equivalents                                                 $    171,088    $     64,278
      Accounts receivable                                                             17,008          31,816
      Prepaid expenses and deposits                                                   84,043         164,847
                                                                                ------------    ------------
              Total current assets                                                   272,139         260,941
                                                                                ------------    ------------
Capitalized software development costs, net of
      accumulated amortization                                                     1,288,245       1,869,555
Property and equipment, net of accumulated depreciation                               81,359         133,893
Intangibles, net                                                                     213,500          65,000
Deferred financing fees, net                                                          19,630          33,486
                                                                                ------------    ------------
              Total assets                                                      $  1,874,873    $  2,362,875
                                                                                ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
      Bank overdraft                                                            $       --      $     37,750
      Accounts payable                                                               788,826         757,134
      Accrued expenses and other liabilities                                         967,817         620,166
      Common stock pending issuance (including $513,045 to related parties)        1,007,319            --
      Liabilities acquired in 2001 acquisition                                       332,098         332,098
      Convertible notes payable to related parties                                   185,000         185,000
      Advances from related parties                                                   55,000            --
                                                                                ------------    ------------
              Total current liabilities                                            3,336,060       1,932,148
                                                                                ------------    ------------

Long-term notes payable                                                               31,452          52,400
Convertible notes payable (including $122,007 and $113,252 due to related parties), net of unamortized debt discount of $15,872
      and $27,656 at December 31, 2003 and 2002, respectively                        284,128         272,344
Convertible bonds payable (including $0 and $300,000 due to related parties) net of unamortized debt discount of $107,649 and $0
      at December 31, 2003 and 2002, respectively                                    564,351         540,000
                                                                                ------------    ------------
              Total liabilities                                                    4,215,991       2,796,892
                                                                                ------------    ------------

Commitment and contingencies

Shareholders' deficit
      Preferred stock - cumulative; $10 par value; 14,063 shares
              issued and outstanding; liquidation preference of $10 per share        140,630         140,630
      Preferred stock - convertible cumulative; $10 par value; 54,480

              and 2002, respectively; liquidation preference of $10 per share        544,800         639,800
      Common stock - $0.01 par value, 10,000,000 shares authorized;
              9,960,444 and 9,895,588 shares issued at December 31, 2003
              and 2002, respectively                                                  99,604          98,956
      Common stock subscriptions receivable                                           (3,277)         (3,277)
      Common stock issued for assets not yet received                                (36,000)       (230,000)
      Additional paid in capital                                                  12,768,184      12,419,638
      Treasury stock, at cost - 0 and 196,878 shares issued at
              December 31, 2003 and 2002, respectively                                  --          (120,652)
      Accumulated deficit                                                        (15,855,059)    (13,379,112)
                                                                                ------------    ------------
              Total shareholders' deficit                                         (2,341,118)       (434,017)
                                                                                ------------    ------------
              Total liabilities and shareholders' deficit                       $  1,874,873    $  2,362,875
                                                                                ============    ============


           See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002

                                                                     2003            2002
                                                                ------------    ------------
Revenue:
        Investment services                                     $  1,236,086    $  3,915,346
        Other revenue                                                 12,636          15,970
                                                                ------------    ------------
                 Total revenue                                     1,248,722       3,931,316
                                                                ------------    ------------

Expenses:
        Investment services                                        1,036,618       3,071,639
        General and administrative                                 1,476,988       2,086,817
        Loss (gain) on sale of assets                               (225,000)      1,174,469
        Loss on settlement of liabilities                             59,893            --
        Write off of property and equipment                             --           112,067
        Depreciation and amortization                                799,752         544,059
                                                                ------------    ------------
                  Total expenses                                   3,148,251       6,989,051
                                                                ------------    ------------

Operating loss                                                    (1,899,529)     (3,073,735)

Interest expense                                                    (576,418)        (73,901)
                                                                ------------    ------------

Net loss                                                        $ (2,475,947)   $ (3,131,636)
                                                                ============    ============


Basic and diluted net loss per share attributable
         to common shareholders                                 $      (0.25)   $      (0.40)
                                                                ============    ============

Weighted average common shares outstanding, basic and diluted     10,159,906       8,080,019
                                                                ============    ============



           See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   (formerly Rushmore Financial Group, Inc.)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2003 and 2002


                                                                                                     Additional
                                     Preferred             Common Stock            Subscriptions      Paid In       Accumulated
                                       Stock          Shares          Amount        Receivable        Capital         Deficit
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balances, January 1, 2002          $  1,005,430       7,229,633    $     72,296    $     (4,118)   $ 12,154,388    $(10,247,476)

  Issuance of 10,000 shares of
    preferred stock for cash            100,000            --              --              --              --              --
  Common stock issued for
    preferred stock dividends              --             6,859              69            --               (69)           --
  Common stock issued for
    prepaid asset                          --         1,200,000          12,000            --           288,000            --
  Receipt of asset purchased
    with common stock                      --              --              --              --              --              --
  Common stock issued for
    acquisition of GRO                     --         1,150,001          11,500            --            69,000            --
  Common stock issued
    for services                           --           799,095           7,991            --            99,985            --
  Issuance of stock options
    recorded as consulting
    expense                                --              --              --              --           167,491            --
  Preferred stock dividends
    paid in cash                           --              --              --              --           (38,184)           --
  Preferred stock dividends
    accrued                                --              --              --              --           (42,432)           --
  Fair value of warrants issued
    recorded as deferred
    financing fees                         --              --              --              --            41,569            --
  Debt issued with beneficial
    conversion feature recorded
    as debt discount                       --              --              --              --            35,360            --
  Preferred stock converted
    into convertible bonds             (325,000)           --              --              --           (60,000)           --
  Cancellation of treasury stock           --          (490,000)         (4,900)           --          (295,470)           --
  Cash received on common
    stock subscriptions                    --              --              --               841            --              --
  Net loss                                 --              --              --              --              --        (3,131,636)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2002             780,430       9,895,588          98,956          (3,277)     12,419,638     (13,379,112)
  Preferred stock dividends
    accrued                                --              --              --              --           (64,501)           --
  Common stock issued for-
    services                               --             2,000              20            --               520            --
  Common stock issued as
    compensation                           --           254,734           2,547            --            44,735            --
  Common stock issued for
    legal settlement                       --             5,000              50            --             1,300            --
  Receipt of asset purchased
    with common stock                      --              --              --              --              --              --
  Preferred stock converted into
    convertible bonds                   (95,000)           --              --              --              --              --
  Beneficial conversion feature-
    of convertible bonds                   --              --              --              --           485,175            --
  Cancellation of treasury stock           --          (196,878)         (1,969)           --          (118,683)           --
  Net loss                                 --              --              --              --              --        (2,475,947)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2003        $    685,430       9,960,444    $     99,604    $     (3,277)   $ 12,768,184    $(15,855,059)
                                   ============    ============    ============    ============    ============    ============

                                      Common
                                   Stock Issued
                                   For Asset Not     Treasury
                                   Yet Received        Stock           Total
                                   ------------    ------------    ------------

Balances, January 1, 2002          $       --      $   (421,022)   $  2,559,498

  Issuance of 10,000 shares of
    preferred stock for cash               --              --           100,000
  Common stock issued for
    preferred stock dividends              --              --              --
  Common stock issued for
    prepaid asset                      (300,000)           --              --
  Receipt of asset purchased
    with common stock                    70,000            --            70,000
  Common stock issued for
    acquisition of GRO                     --              --            80,500
  Common stock issued
    for services                           --              --           107,976
  Issuance of stock options
    recorded as consulting
    expense                                --              --           167,491
  Preferred stock dividends
    paid in cash                           --              --           (38,184)
  Preferred stock dividends
    accrued                                --              --           (42,432)
  Fair value of warrants issued
    recorded as deferred
    financing fees                         --              --            41,569
  Debt issued with beneficial
    conversion feature recorded
    as debt discount                       --              --            35,360
  Preferred stock converted
    into convertible bonds                 --              --          (385,000)
  Cancellation of treasury stock           --           300,370            --
  Cash received on common
    stock subscriptions                    --              --               841
  Net loss                                 --              --         3,131,636)
                                   ------------    ------------    ------------
Balances, December 31, 2002            (230,000)       (120,652)       (434,017)
  Preferred stock dividends
    accrued                                --              --           (64,501)
  Common stock issued for-
    services                               --              --               540
  Common stock issued as
    compensation                           --              --            47,282
  Common stock issued for
    legal settlement                       --              --             1,350
  Receipt of asset purchased
    with common stock                   194,000            --           194,000
  Preferred stock converted into
    convertible bonds                      --           (95,000)
  Beneficial conversion feature-
    of convertible bonds                   --              --           485,175
  Cancellation of treasury stock           --           120,652            --
  Net loss                                 --              --        (2,475,947)
                                   ------------    ------------    ------------
Balances, December 31, 2003        $    (36,000)   $       --      $ (2,341,118)
                                   ============    ============    ============

           See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

            CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years ended
                           December 31, 2003 and 2002

                                                                                    2003           2002
                                                                                -----------    -----------
Cash flows from operating activities:
     Net loss                                                                   $(2,475,947)   $(3,131,636)
     Adjustments to reconcile net loss to net cash used
         in operating activities
              Common stock issued for compensation, services and expenses            49,172        107,976
              Fair value of common stock options issued for services                   --          167,491
              Write off of property and equipment                                      --          112,067
              Depreciation and amortization                                         799,752        544,059
              Loss on settlement of liabilities                                      59,893           --
              (Gain) loss on sale of assets                                        (225,000)     1,174,469
              Amortization of deferred financing fees                                13,856          8,083
              Amortization of debt discount                                         389,310          7,704
              Change in assets and liabilities, net of effect of acquisition:
              (Increase) decrease in assets:
                   Accounts receivable                                               14,808        325,156
                   Prepaid expenses and deposits                                     80,804        144,703
              Increase (decrease) in liabilities:
                  Accounts payable                                                   37,192        273,390
                  Accrued expenses and other liabilities                            452,576       (148,468)
                                                                                -----------    -----------
Net cash used in operating activities                                              (803,584)      (415,006)
                                                                                -----------    -----------

Cash flows from investing activities:
         Purchase of equipment                                                       (9,402)       (28,474)
         Capitalization of software development costs                              (111,006)      (476,120)
         Cash received from sale of assets                                          225,000         79,464
                                                                                -----------    -----------
Net cash provided by (used in) investing activities                                 104,592       (425,130)
                                                                                -----------    -----------

Cash flows from financing activities:
         Bank overdraft                                                             (37,750)        37,750
         Proceeds from sale of common stock                                            --              841
         Proceeds from sale of preferred stock                                         --          100,000
         Preferred stock dividends paid                                                --          (38,184)
         Payments on notes payable                                                  (20,948)       (47,754)
         Net advances from related parties                                           70,000           --
         Proceeds from convertible notes payable, including $318,333
              from related parties                                                     --          485,000
         Proceeds from convertible bonds, including $12,500 and $0
              from related parties, respectively                                    794,500        105,000
                                                                                -----------    -----------
Net cash provided by financing activities                                           805,802        642,653
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                                106,810       (197,483)
Cash and cash equivalents at beginning of year                                       64,278        261,761
                                                                                -----------    -----------
Cash and cash equivalents at end of year                                        $   171,088    $    64,278
                                                                                ===========    ===========

           See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (formerly Rushmore Financial Group, Inc.)

          CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED For the Years
                        ended December 31, 2003 and 2002

Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                                 $      --      $      --
         Cash paid for income taxes                                             $      --      $      --

Supplemental Disclosure of Non-Cash Information:
         Preferred stock dividend accrued                                       $    64,501    $    42,432
         Fair value of warrants issued in connection with debt
              financing recorded as deferred financing fees                     $      --      $    41,569
         Debt issued with beneficial conversion feature
              recorded as debt discount                                         $      --      $    35,360
         Preferred stock converted into convertible bonds                       $    95,000    $   385,000
         Common stock issued in the GRO acquisition                             $      --      $    80,500
         Common stock issued for prepaid asset                                  $      --      $   300,000
         Notes payable exchanged for convertible bond                           $      --      $    50,000
         Receipt of asset purchased with common stock                           $   194,000    $      --
         Convertible bonds issued as payment for legal settlement,
              compensation and accounts payable                                 $    12,500    $      --
         Bonds issued with beneficial conversion feature
              recorded as debt discount                                         $   485,175    $      --
         Conversion of related party advances to convertible bonds              $    15,000    $      --
         Common stock pending issuance recorded for the settlement of
              various liabilities                                               $ 1,007,319    $      --







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

    During June 2002, the Company and Empire Financial Holding Company, Inc. ("Empire") entered into an agreement whereby Empire would purchase certain assets of RSC, primarily the registered representatives discussed above. Remaining goodwill associated with this business totaled $1,253,933 at the time of the sale. The transaction was completed on August 9, 2002, with the transfer of $79,463 from Empire to the Company. The total consideration for the sale of these assets was to be 25% of the gross revenues generated by these assets for a 12-month period, estimated at $211,905. As a result of this transaction, during the second quarter of 2002, the Company recorded a loss on sale of assets of $1,042,028 , which represented the total expected amounts to be received in connection with the sale less the carrying value of the goodwill. Empire failed to make the required remaining payments, and accordingly during 2002 the Company recorded an additional loss on sale of assets of $132,441, representing the remaining goodwill relating to the sold assets.

(d) Intangibles

    In January 2002, the Company entered into a non-exclusive agreement with NewportX.com, an affiliate of OTA, for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for the Company to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002 an alternate method of payment was agreed to by amendment to the original agreement, whereby the Company agreed to pay OTA $2,000 in common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. The Company issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount has been recorded as a prepaid asset as the Company issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the year ended December 31, 2003, 97 trader accounts were certified, and accordingly $194,000 has been reclassified to intangible assets. In total as of December 31, 2003, 132 trader accounts were certified and $264,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the year ended December 31, 2003 and 2002 was $45,500 and $5,000, respectively. At December 31, 2003 and 2002, accumulated amortization of this intangible totaled $50,500 and $5,000, respectively. OTA is behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but as of December 31, 2003 only 132 had been delivered and certified. OTA had originally projected training 50 traders per month, but during the term of the agreement has only trained 20 or fewer traders per month. The Company has extended the agreement and expects OTA to fulfill the agreement. Through September 30, 2002 the undelivered trader accounts were carried as a prepaid asset; however, due to the uncertainty of ultimately receiving these assets, and since the agreement was to be fulfilled by the end of September 2002, and the accounts have been slower in converting to the RushTrade platform than was originally anticipated, the asset was reclassified as a contra equity account during the fourth quarter of 2002.

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

(f) Cash and Cash Equivalents

    Company funds not currently required to fund operations are kept in liquid commercial bank accounts paying a "money market" rate of interest. These investments are reflected at cost, which approximates estimated fair value, have an original maturity of three months or less, and are considered to be cash equivalents. Interest income from these investments is recorded when earned.

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

(k) Net Loss per Share

    Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Included in the weighted average number of common shares outstanding for the year ended December 31, 2003 are the 5,851,833 shares discussed in Note 10 that would have been issued had the Company had the ability to issue these shares. These pending shares have been included in the computation from the date that they would have been issued. Common stock equivalents representing convertible bonds, convertible notes, convertible preferred stock, options and warrants totaling 10,304,052 and 8,360,121 at December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as they were antidilutive.


    The  following  table  reconciles  the  net  loss   attributable  to  common
    shareholders  and weighted  average  common shares  outstanding  used in the calculation  of basic and  diluted  net loss per  share for the years  ended
    December 31, 2003 and 2002:

                                                   Year ended December 31,
                                                 --------------------------
                    Net Loss                         2003           2002
    ------------------------------------------   -----------    -----------
    Net loss                                     $(2,475,947)   $(3,131,636)
    Dividends on preferred stock                     (64,501)       (80,616)
                                                 -----------    -----------
    Net loss applicable to common shareholders   $(2,540,448)   $(3,212,252)
                                                 ===========    ===========

    Net loss per share attributable to common
          shareholders, basic and diluted        $     (0.25)   $     (0.40)
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

                                                                    Year Ended               Year Ended
                                                                 December 31, 2003       December 31, 2002
                                                               ---------------------   ---------------------
Net loss attributable to
     common shareholders,
     as reported                                                $        (2,540,448)    $        (3,212,252)
Add:  Stock-based employee
     compensation expense included
     in reported net loss                                                         -                       -
Deduct:  Stock-based employee
     compensation expense
     determined under fair value
     based method                                                          (106,976)                (57,910)
                                                               ---------------------   ---------------------
Pro forma net loss attributable to common shareholders          $        (2,647,424)    $        (3,270,162)
                                                               =====================   =====================
Net  loss per share Basic and diluted:
     as reported                                                $             (0.25)    $             (0.40)
                                                               =====================   =====================
     Pro forma                                                  $             (0.27)    $             (0.40)
                                                               =====================   =====================

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003, the Company's current liabilities exceeded its current assets by $3,063,921 and it incurred a net loss of $2,475,947 in 2003 and $3,131,636 in 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken several steps to increase cash through the use of borrowings and equity. During 2003, the Company raised $794,500 through a 12% Senior Secured Convertible Bond Offering ("the Bonds"). These Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and the bonds are convertible into shares of common stock. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Bonds offering was fully subscribed shortly after the year ended December 31, 2003. The Company will attempt to raise additional funds through a similar debt or equity offering during 2004.

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

Note 5 - Related Party Transactions

During 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan was secured by a pledge of intellectual property rights on the Company's RushTrade online trading software. Further, the loan was accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. In December 2001, the Company repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore Sr. acquired 142,304 shares of the Company's common stock for $23,907, and 25,000 shares of the Company's Series 2002A preferred stock for $250,000. During 2002, Mr. Moore Sr. converted the $250,000 of Series 2002A preferred stock into the Bonds. The remaining balance of the loan of $50,000 was also converted into the Bonds during 2002. On December 31, 2003, Mr. Moore Sr. elected to convert the $300,000 of Bonds, the accrued and unpaid interest from the Bonds and the accrued and unpaid dividends on the 2002A preferred stock into 2,469,753 shares of the Company's common stock. The Company did not issue the shares of common stock until the first quarter of 2004, thus at December 31, 2003, the amount owed to Mr. Moore Sr. remains a liability of the Company.

A relative of the Chief Executive Officer purchased a Bond totaling $15,000 during 2003. The relative also converted $10,000 of preferred stock into the Bonds during 2003. On December 31, 2003 the relative elected to convert the $25,000 of Bonds, accrued and unpaid dividends and interest into 187,914 shares of common stock. The Company did not issue the shares of common stock until the first quarter of 2004, thus at December 31, 2003 the Company has a $25,000 liability to the relative of Mr. Moore recorded.

During 2003, the Chief Financial Officer and relatives of the Chief Financial Officer purchased $12,500 in the Bonds, and elected to convert the Bonds and accrued and unpaid interest into 85,597 shares of common stock on December 31, 2003. The Company did not issue the shares of common stock until the first quarter of 2004, thus at December 31, 2003 the liability to the CFO and relatives of the CFO is recorded.

During 2002, the Company issued convertible notes to two directors of the Company totaling $298,252, net of debt discount of $20,081. See additional discussion in Note 16. These notes remained unpaid at December 31, 2003.

During the year ended December 31, 2003, the Company received advances from related parties totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from relatives of the Chief Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors. During 2003 the Company repaid $30,000 of the advances and $15,000 was converted into the Bonds. At December 31, 2003, the Bonds were elected to be converted into common stock. The stock was not issued until the first quarter of 2004, thus this amount is presented as a liability at December 31, 2003. The board member has signed a subscription agreement to accept common stock for his $35,000 advance when the number of authorized shares is increased. Of the remaining outstanding advances of $55,000 at December 31, 2003, $35,000 will be settled through the issuance of common stock during the first quarter of 2004, and the balance is expected to be repaid in 2004.

At December 31, 2003 and 2002, the Bonds due to related parties were $0 and $300,000, respectively. At December 31, 2003 and 2002, total convertible notes due to related parties were $307,007 and $298,252, respectively.

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

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization:

                                           Year Ended December 31,
                                    -----------------------------------
  Identifiable Assets                    2003                 2002
-------------------------           --------------       --------------
Investment Services                  $     199,538        $     296,795
Software Services                        1,296,687            1,869,555
Corporate                                  378,648              196,525
                                    --------------       --------------
         Total                       $   1,874,873        $   2,362,875
                                    ==============       ==============

                                           Year Ended December 31,
                                    -----------------------------------
  Capital Expenditures                   2003                 2002
-------------------------           --------------       --------------
Investment Services                  $        --          $      18,382
Software Services                          111,006              476,120
Corporate                                    9,402               10,092
                                    --------------       --------------
         Total                       $     120,408        $     504,594
                                    ==============       ==============

                                           Year Ended December 31,
   Depreciation and                 -----------------------------------
      Amortization                       2003                 2002
-------------------------           --------------       --------------
Investment Services                  $      83,161        $     125,258
Software Services                          692,316              345,822
Corporate                                   24,275               72,979
                                    --------------       --------------
         Total                       $     799,752        $     544,059
                                    ==============       ==============


The following summarizes the Company's industry segment operating data for the periods indicated:


                                           Year Ended December 31,
                                    -----------------------------------
         Revenue                         2003                 2002
-------------------------           --------------       --------------
Investment Services                  $   1,236,086        $   3,915,346
Software Services                            2,620                    -
Corporate                                   10,016               15,970
                                    --------------       --------------
         Total                        $  1,248,722        $   3,931,316
                                    ==============       ==============

                                           Year Ended December 31,
                                    -----------------------------------
    Interest Expense                     2003                 2002
-------------------------           --------------       --------------
Investment Services                  $       3,027        $       2,791
Software Services                                -                    -
Corporate                                  573,391               71,110
                                    --------------       --------------
         Total                       $     576,418        $      73,901
                                    ==============       ==============

                                           Year Ended December 31,
                                    -----------------------------------
        Net Loss                         2003                 2002
-------------------------           --------------       --------------
Investment Services                  $    (704,770)       $  (1,151,482)
Software Services                       (1,351,642)          (1,007,311)
Corporate                                 (419,535)            (972,843)
                                    --------------       --------------
         Total                       $  (2,475,947)       $  (3,131,636)
                                    ==============       ==============

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
                                                   ==========

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2002 assumes that the acquisition had occurred on January 1, 2002:

                                                                Unaudited Year
                                                                    Ended
                                                                 December 31,
                                                                     2002
                                                                 -------------
Revenues                                                         $   4,349,951
                                                                 =============
Net loss                                                         $  (3,739,914)
                                                                 =============
Net loss per share (basic and diluted)                           $       (0.47)
                                                                 =============
Weighted average common shares outstanding (basic and diluted)       8,080,019
                                                                 =============

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

Note 9 - Property and Equipment

The principal categories of property and equipment at December 31, 2003 and 2002 are summarized as follows:

                       Description                       2003       2002
      ----------------------------------------------   --------   --------
      Purchased software                               $ 66,954   $ 66,954
      Computer equipment                                142,356    136,367
      Office furniture and fixtures                     120,139    117,081
      Leasehold improvements                             46,728     46,728
                                                       --------   --------
                                                        376,177    367,130
      Less accumulated depreciation and amortization    294,818    233,237
                                                       --------   --------
            Total                                      $ 81,359   $133,893
                                                       ========   ========

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

Also during 2003, holders of $785,000 of the Bonds elected to convert their Bonds into 5,222,915 shares of the Company's common stock. $83,599 of accrued interest on the Bonds elected to convert into 550,660 shares of common stock valued at $193,363 using the fair value of the Company's stock on the date of issuance. $11,739 of accrued preferred dividends elected to convert into 78,258 shares of the Company's common stock valued at $28,956 using the fair value of the Company's common stock on the date of issuance. Since the fair value of the common stock issued for accrued interest and dividends was greater than the amount owed, a loss was recorded during 2003 for the difference, which totaled $126,986. The Company did not have an adequate number of shares available to issue the 5,851,833 shares to the holders of the Bonds, accrued interest and dividends and as a result has recorded pending stock issuances of $1,007,319 as a current liability.

During 2004 the shareholders approved an increase in the number of authorized shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued 6,138,501 shares of common stock related to the conversion of the Bonds, accrued interest and dividends.

Note 11 - Preferred Stock

The Company has authorized 838,792 shares of Preferred Stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are five classes of Preferred Stock outstanding at December 31, 2003 and 2002 totaling 68,543 and 78,043 shares, respectively. The classes of preferred stock are as follows:

     9%  Cumulative   Preferred  Stock - authorized  25,000 shares,  outstanding
          2,000 shares at December 31, 2003 and 2002
     Series A Cumulative Preferred Stock - authorized 13,792 shares, outstanding
          12,063 shares at December 31, 2003 and 2002
     Series  B  Convertible   Preferred  Stock  -  authorized   400,000  shares,
          outstanding 9,520 shares at December 31, 2003 and 2002
     Series  C  Convertible   Preferred  Stock  -  authorized   300,000  shares,
          outstanding 40,460 shares at December 31, 2003 and 2002
     Series 2002A Convertible Preferred Stock - authorized 100,000 shares, outstanding 4,500 and 14,000 shares at December 31, 2003 and 2002, respectively

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

Note 12 - Commitments and Contingencies

(a) Leases

    The Company leases its office under an operating lease that expires in 2006. The Company also leases furniture and office equipment under operating leases that expire at various dates through 2004. Future minimum lease payments are as follows:


                     Year Ending         Future Minimum
                     December 31,        Lease Payments
                   ----------------    ------------------
                        2004            $        73,624
                        2005                     70,767
                        2006                      5,817

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

    On January 16, 2003, eight former securities account customers of RSC filed for NASD arbitration against RSC contending that they made numerous investments in securities that a former account representative of RSC sold outside and away from his representation of RSC. The claimants allege the investments were fraudulent, speculative and unsuitable, and that RSC failed to properly supervise the representative. The claimants contend they invested $808,000 in these securities and the entire amount was lost through such investments. RSC denies the allegations, contends they are barred by the applicable statutes of limitations and intends to vigorously pursue its defense. The claimant's Statement of Claim does not specify the amount of damages sought, but requests the panel to award damages in an amount to be determined by the arbitrators. Currently, RSC is unable to estimate the ultimate liability, if any, related to this complaint, and therefore the Company has not recorded a liability for the claim at December 31, 2003. However, should this complaint be settled in favor of the former customers, any liability to RSC would have an adverse effect on the Company's financial condition.

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

    On November 14, 2003, a former securities account customer of RSC filed for NASD arbitration against RSC, their former account representative and their previous brokerage firm claiming his account decreased in value by $100,000 due to improper and unauthorized sales and trading practices. We filed a response disputing the claims based on our belief that RSC should not be a party to this matter.

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

Stock option activity during the periods indicated is as follows:

                                   Employee Stock Option Plans        Other Compensatory      Combined Total
                                   ----------------------------   -------------------------  ---------------
                                                   Weighted                       Weighted
                                                    Average                        Average
                                                   Exercise         Options/      Exercise       Options/
                                      Options        Price          Warrants        Price        Warrants
------------------------------------------------ -------------   -------------- ------------ ---------------
Balance at January 1, 2002              613,011       $   1.44           50,000      $  0.50        663,011
Granted                                 151,000           0.18        1,640,000         0.29      1,791,000

Exercised                                     -              -                -            -              -
Expired                                (328,452)          0.83                -            -       (328,452)
                                   -------------                  -------------                -------------
Balance at December 31, 2002            435,559           1.30        1,690,000         0.29       2,125,559
Granted                               1,560,000           0.15                -            -       1,560,000
Exercised                                     -              -                -            -               -
Expired                                 (51,000)             -                -            -        (51,000)
                                   -------------                  -------------                -------------
Balance at December 31, 2003          1,944,559       $   0.39        1,690,000      $  0.29       3,634,559
                                   =============                  ==============               =============



The following table summarizes information about employee/director stock options outstanding at December 31, 2003:


                                          Options Outstanding              Options Exercisable
                               --------------------------------------  ---------------------------
                                                 Weighted
                                                 Average
                                                Remaining   Weighted                    Weighted
                                                 Contract   Average                      Average
                                    Number         Life     Exercise      Number        Exercise
   Range of Exercise Prices      Outstanding     (Years)    Price       Exercisable      Price
------------------------------ --------------- ---------- -----------  -------------  ------------
    $0.05     -        $ 0.15       1,590,000       4.41    $  0.15         810,000      $  0.15
     0.22     -          0.56          51,960       3.28       0.23          51,960         0.23
     1.00     -          1.92         228,629       2.05       1.23         228,629         1.23
     2.47     -          2.50          23,970       4.18       2.50          23,970         2.50
     3.25                              50,000       4.00       3.25          50,000         3.25
                               ---------------                         -------------
            Total                   1,944,559       4.09    $  0.39       1,164,559      $  0.54
                               ===============                         =============

The following table summarizes information about other compensatory stock options/warrants outstanding at December 31, 2003:

                                                                             Options/Warrants
                                    Options/Warrants Outstanding                Exercisable
                               --------------------------------------  ---------------------------
                                                 Weighted
                                                 Average
                                                Remaining   Weighted                    Weighted
                                                 Contract   Average                      Average
                                    Number         Life     Exercise      Number        Exercise
      Exercise Prices            Outstanding     (Years)    Price       Exercisable      Price
------------------------------ --------------- ---------- -----------  -------------  ------------
         $   0.15                     560,000       2.58     $  0.15        560,000      $  0.15
             0.25                     200,000       3.39        0.25        200,000         0.25
             0.26                     880,000       3.42        0.26        880,000         0.26
             0.50                      50,000       2.67        0.50         50,000         0.50
                               ---------------                         -------------
            Total                   1,690,000       3.12     $  0.22      1,690,000      $  0.26
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

Note 16 - Convertible Notes Payable

On March 26, 2002 and March 28, 2002, the Company issued two convertible notes, each for $100,000. The note issued on March 28, 2002 was issued to a related party. These notes bear interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest are due and payable in a single installment on April 1, 2005. The holders of the notes have the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater. The Company calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible

Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and determined that the conversion feature of these notes is not beneficial.

On May 10, 2002, the Company issued two convertible notes, one for $66,667 and one to a related party for $33,333. These notes bear interest at 9% per annum that is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest are due and payable on April 1, 2005. The holder of the notes has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share. The Company has calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $14,000 as debt discount. This debt discount is being amortized as interest expense over the three-year term of the notes. At December 31, 2003 and 2002, the Company has recorded approximately $4,545 and $2,000, respectively, of interest expense related to the amortization of the debt discount.

On October 16, 2002 and November 11, 2002 the Company issued convertible notes to a related party for $120,000 and $65,000, respectively, that bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least $2,000,000 from a debt offering. The notes were convertible into the Bonds; however, the holder failed to exercise his conversion feature and the Bond issue is complete. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. Both of these notes are past due and the Company is in discussions with the holder on repayment or conversion into an equity instrument. The Company has recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF 98-5 and EITF 00-27, the Company is amortizing the debt discount as interest expense over the six-month term of the note. For the years ended December 31, 2003 and 2002, the Company recorded approximately $17,000 and $5,000, respectively, of interest expense related to the amortization of the debt discount.

Note 17 - Convertible Bonds Payable

During 2003, the Company issued the Bonds for proceeds of $794,500, had $95,000 of preferred stock convert into the Bonds, issued $12,500 of the Bonds as payment for accounts payable, compensation and legal settlement, and issued $15,000 of the Bonds as repayment of an advance from a related party. The Bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion of the Bonds if the stock trades above $2.00 per share on 10 consecutive trading days. The Bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and EITF 00-27, and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the years ended December 31, 2003 and 2002 was $377,526 and $0, respectively.

During 2002, the Company issued Bonds for proceeds of $105,000, had one related party note payable in the amount of $50,000 convert into Bonds and had $385,000 of preferred stock convert into the Bonds. In accordance with EITF 98-5 and EITF 00-27, the Company determined that the conversion feature of these Bonds is not beneficial.

During 2003, holders of $785,000 of the Bonds elected to convert into 5,222,915 shares of the Company's common stock. The Company did not have an adequate number of shares available to issue these shares to the holders of the Bonds and as a result has recorded pending stock issuances of $785,000 as a current liability. During 2004 the shareholders approved an increase in the number of outstanding shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued the common stock related to the conversion of the Bonds.

Note 18 - Notes Payable

At December 31, 2003 notes payable consist of a note for $18,675 for insurance premiums and $12,777 for a capital lease with a final payment due in July 2004. At December 31, 2002 notes payable consisted of $33,725 for a capital lease and a note totaling $18,675 for insurance premiums.

Note 19 - Liabilities Acquired in 2001 Acquisition

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. As part of this acquisition, the Company acquired certain assets and liabilities of Dominion Institutional Services Corporation. The liabilities, consisting of mostly trade accounts payable, due when the Company assumed the liabilities, totaled $332,098 at December 31, 2003 and 2002.

Note 20 - Loss on Settlement of Liability

During 2003, the Company settled, for $45,000, certain liabilities totaling approximately $112,000, for a gain of approximately $67,000. Additionally, during 2003 holders of the Bonds elected to convert their Bonds into the Company's common stock. To settle accrued interest and dividends totaling $95,338 relating to the Bonds, the Company agreed to issue the holders common stock at a rate equal to their conversion price. Since the fair value of the Company's common stock was greater than the conversion price on the date of issuance, a loss was recorded for the difference totaling $126,981. The Company's net loss on settlement of liabilities during 2003 was $59,893, which is presented in the accompanying consolidated statement of operations as "Loss on settlement of liabilities."

Note 21 - Subsequent Events

At the Annual Meeting of Shareholders held on January 26, 2004, the Company's shareholders approved an increase of the Company's authorized common shares to 50,000,000 from 10,000,000.

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


PART III

Item 9.   Directors and Executive Officers of the Registrant

         The following table provides information, as of the date of this document, with respect to each of our directors and executive officers, and certain key employees, as well as their respective ages and positions:

                                                                               Served as Executive
                                                                                Officer, Director,
                                                                                 or Key Employee
        Name              Age               Position                                 Since
------------------------ ----- ---------------------------------------------- -------------------
D. M. (Rusty) Moore, Jr.  54    Chairman, Chief Executive Officer, Director,          1990
                                 and President (2)
Gayle C. Tinsley          74    Vice Chairman and Director (1)                        1998
Randy Rutledge            54    Chief Financial Officer and Director (3)              2001
Charles B. Brewer         53    Director (2)                                          2004
David C. Demas            38    Director (3)                                          2000
James E. Keller           64    Director (1)                                          2004
Ernest J. Laginess        61    Director (3)                                          2001
Daniel "Bo" Ritz, Jr.     42    Director (1)                                          2002
Stephen B. Watson         56    Director (2)                                          2004
Bruce Zucker              53    President, RushTrade Securities                       2003
Richard K. Rainbolt       39    Chief Technology Officer, RushGroup                   2000


-------------------------
(1)  Term expires in 2005
(2)  Term expires in 2006
(3)  Term expires in 2004

Key Management Employees

        Name              Age               Position
------------------------ ----- ----------------------------------------------
Shawn McConnell           29    Director of Marketing
Jonathan Handy            37    Chief Compliance & Risk Management Officer
Geoffrey St. Leger        34    Director of Operations, RushTrade
Danny Bordelon            34    Senior Software Engineer
Hailiang Fu               49    Senior Software Engineer
Sharron Y. DeLancey       51    Director of Corporate Governance
Tony Benton               37    Senior Software Engineer
Jeff Nivin                31    Senior Software Engineer


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

         Gayle C. Tinsley, 74, has served as a Director since April 1998 and Vice Chairman, Chief Operations Officer and Executive Director of RushTrade until September 2001. Since October 2001 he has served as Chief Operating Officer of CW Dalcan Management Services, Ltd., a real estate management company that owns and operates multiple commercial buildings in Texas and Louisiana. Mr. Tinsley has more than 30 years of senior management experience with high tech companies ranging in size from startup to Fortune 500 Corporations. Among his most prominent achievements is the development of the Automated Teller Machine now widely used around the world as an indispensable standard in the banking industry. Mr. Tinsley has also served as a consultant to small businesses in the areas of business and marketing plan development and capital funding. He has held the positions of Vice President of Sales, Marketing and Technical Services of VMX Corporation, former President and Chief Executive Officer of Docutel/Olivetti Corporation, and various management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation, where he began his business career. He received both his B.S. and Master's Degrees from East Texas State University, now Texas A & M University, Commerce.

         Randy Rutledge, 54, has served as a Director since January 2001 and as a consultant to the Company since January 2002, and Chief Financial Officer since May 2002. He was the founder and President of Skyhawk Transportation Services, a freight-forwarding firm from 1981 until 2001. He became a CPA in 1978 and holds a B.B.A. from Southern Methodist University and a M.B.A. from the University of North Texas.

         Charles B. Brewer, 55, was elected as a Director in January 2004. Mr. Brewer serves as President and Chairman of Buckingham Senior Living Community, Inc., a non-profit corporation that operates a retirement and assisted living community in Dallas and is developing one in Houston. Mr. Brewer is an attorney and has served as a director of a number of publicly traded companies. He has been principally employed for the last 10 years in restructuring financially troubled companies on behalf of various creditor groups. Mr. Brewer holds B.A. and J.D. degrees from Southern Methodist University.

         David C. Demas, 38, has served as a Director since June 2000. Mr. Demas is a Founding Partner and has served since April 1993 as a Managing Partner for First Midwest Insurance Group, Inc., a property and casualty, life and health insurance agency in the Chicago area. Mr. Demas has a B.S. in Finance from Indiana University.

         James E. Keller, 64, was elected as a Director in January 2004. Mr. Keller has been a Certified Public Accountant in private practice since 1968. Prior to opening his firm he worked in public accounting and industry in various capacities. He holds a B.B.A. from Austin College.

         Ernest J. Laginess, 61, has served as a Director since May 2001. Mr. Laginess spent more than 35 years in various executive positions with DaimlerChrysler. He retired in August 2000 as Director of Body Engineering for DaimlerChrysler. He is a founding partner and a Director of S&L Holdings LTD, the parent company of Investscape, Inc., an online brokerage firm started in 1996 marketing to active investors by providing non-proprietary software trading platforms. Mr. Laginess holds a B.S. in Engineering from the University of Detroit and an M.B.A. from Michigan State University.

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

         Stephen B. Watson, 56, was elected as a Director in January 2004. Since December 2001, Mr. Watson has been Managing Director of the Dallas office of Stanton Chase International, an executive search firm. Prior to Stanton Chase, Mr. Watson was managing partner from January 2001 to November 2001, and a senior partner from January 1999 to December 2000 at Heidrick & Struggles and the technology practice leader and Board member of Ray & Berndtson. Mr. Watson previously served as President and CEO, and Chairman, of Micronyx, a leading supplier of security products, spent nine years at Tandem Computers as a regional director, and over 12 years at Burroughs Corporation, where he held various management positions. Mr. Watson received his B.S. degree in electrical engineering from the University of Wisconsin, and his M.B.A. from Southern Methodist University.

         Bruce E. Zucker, 53, has served as President of RushTrade since January 2003. From November 1996 to August 2002, he was President and Chief Executive Officer of MyDiscountBroker, an online brokerage firm recently acquired by Ameritrade. Under his leadership, MyDiscountBroker opened more than 50,000 accounts with assets exceeding $500 million within five years of launch and was ranked as high as 4th by Kiplinger's and 7th by Gomez Advisors. He has been featured in articles in leading publications such as The Wall Street Journal,

USA Today, Barron's and Fortune, and has been interviewed by CNBC television. Prior to MyDiscountBroker, Mr. Zucker served as Branch Manager for Southwest Securities, Inc. Mr. Zucker received a B.A. in Political Science from The University of Texas at Austin in 1972.

         Richard K. Rainbolt, 40, has served as Director of Software Development of RushTrade since September 1999. With a total of over 20 years experience with personal computers and hardware design, he has seen the personal computer revolution from its early development to present. In that time period he has designed several products, for both the consumer and commercial markets. Mr. Rainbolt's presence in product development has been "end-to-end," that is, from the beginning concept stages through to product release and support. He has worked on a diverse range of products and technologies, ranging from new Internet technologies and Windows applications to point-of-sales terminals, consumer satellite receivers and Space Station science payload controllers. Mr. Rainbolt has also served as an engineering consultant to: NASA, Schlumberger, TEC, Ensoniq, Southwest Energy Controls, Union Pacific Railroad, Weathermatic Controls, Pande Resources and others.

         Geoffrey St. Leger, 35, has served as Director of Operations since June 2002. Mr. St. Leger has been in the securities brokerage industry for almost eight years and has been working with self-directed orders since 1998. From March 1999 until May 2002, he was the Options Principal at Summit Trading and was responsible for Trading and Margins. Prior to Summit he was a Branch Manager with Momentum Securities and began his securities industry experience with Block Trading. Mr. St. Leger has a B.S. in Finance from the University of Houston - Clear Lake.

         Shawn D. McConnell, 30, has served as the Director of Marketing since March 2002. Mr. McConnell has over five years experience in the direct access online trading Industry. From January 2001 to June 2001, Mr. McConnell was a Vice President with Brookstone Trading, a direct access trading firm in Westwood California. He holds a B.S. in Finance from the University of Massachusetts.

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

         Sharron Y. DeLancey, 51, joined the Company in March 2004 as Director of Corporate Governance. Ms. DeLancey was formerly the Assistant Corporate Secretary of Pioneer Natural Resources Company, where she worked for 13 years in the Legal Department reporting directly to the General Counsel, and eventually became head of the Corporate Secretary Department. She brings with her specialized experience in Corporate Governance and Corporate Secretary matters that are critical to today's publicly traded company. Ms. DeLancey is a member of the American Society of Corporate Secretaries and the National Association of Stock Plan Professionals.

         Danny Bordelon, 35, has served as Senior Software Engineer and Communications Specialist since March of 2000. Mr. Bordelon has over 14 years experience in the Communications Programming Industry. Prior to joining
RushTrade, he was a Consultant Developer with Sabre in Flight Information Display Systems. He has designed and/or developed communications systems for Texas Department of Criminal Justice, Texas Guarantee Student Loan, Lawyers Title and Insurance Corporation, Medstar Corporation, and BondComm Data Systems. He holds a B.S. degree in Computer Science from McNeese State University.

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

         Tony Benton, 37, joined the Company in March 2004 via the acquisition of LostView Development Corp. with over 14 years of experience in the software development industry. Mr. Benton founded Reliance Technologies, a company that provided contract-programming staff to organizations such as Lockheed-Martin, Fourth Shift, SAP, ARCO, Litton, Hilton Hotels and United Media. After selling Reliance Technologies to CyberQuest, Inc., Mr. Benton joined Market Power, Inc. and developed the company's stock market quantitative analysis decision enhancement system, The Wave on Wall Street, now known as WizeTrade. Market Power was acquired by AccessBroker.com, where Mr. Benton was responsible for assembling the complete technology team and the development of one of the first Java-based stock market direct execution systems. Mr. Benton founded LostView Development Corp., an early stage technology company that has developed parsers to capture, aggregate and distribute quotations directly from the exchanges. Mr. Benton received a B.S. in Computer Engineering from Texas A&M University in 1991.

         Jeff Nivin, 31, joined the Company in March 2004 via the acquisition of LostView Development Corp. with over 10 years experience in the software development industry. He has worked for Coopers & Lybrand (now PriceWaterhouseCoopers) where he was involved with the design and development for the full life cycle of the products. For the last three years, he has worked on the design and implementation of Java-based trading applications for the U.S. equities markets. Mr. Nivin was responsible for the design and implementation of the FIX 4.0 data engines. Mr. Nivin received a B.S. degree in Computer Science from Texas Christian University in 1994.

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

         The Audit Committee recommends to the Board of Directors the firm of certified public accountants that will be appointed to serve as the independent auditors of the Company's annual financial statements. The Committee meets with representatives of that accounting firm to review the plan, scope and results of the annual audit and the recommendations of the independent accountants regarding the Company's internal accounting systems and controls. All members of the Audit Committee are "independent," as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee operates under a charter adopted in 1998. The Board of Directors served as the Audit Committee during 2002 and 2003.

         The Compensation Committee makes recommendations to the Board of Directors with regard to the Company's compensation and benefits policies and practices. The Committee reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's principal executive officers and also administers the Company's Stock Incentive Plans.

         During 2003, there were three regular meetings of the Board of Directors. The Audit Committee held its meeting in conjunction with such Board of Director meetings. The Compensation Committee held one meeting, and the Executive Committee did not meet in 2003. Each director attended at least 75% of the meetings of the Board and those committees of which he was a member. The Compensation Committee makes recommendations to the Board of Directors with regard to our compensation and benefits, policies and practices. The Committee reviews and makes recommendations to the Board of Directors with respect to the compensation of our principal executive officers and also administers our Stock Incentive Plans.

         The Board of Directors has adopted a Code of Business Conduct and Ethics for all of its directors, officers and employees, including its CEO and senior financial officers. Shareholders may request a free copy of the Code of Business Conduct and Ethics from:


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

Executive Compensation

         For the fiscal years ended December 31, 2003,  2002 and 2001, the Chief
Executive Offers and other executive officers of the Company making more than $100,000 received the following cash compensation for services rendered to the Company. See "Executive Compensation - Employment Agreements" on page 38 for a description of compensation arrangements entered into by the Company with certain of its executive officers.

                                Annual Compensation                         Long-Term Compensation
                                -------------------             -------------------------------------------
                                                                        Awards               Payments
                                                                -----------------------   -----------------
                                                                             Securities
                                                     Other                     under-                 All
                                                     Annual     Restricted     lying                 Other
    Name/Principal                                  Compen-        Stock      Options      LTIP     Compen-
       Position           Year    Salary    Bonus   sation(1)     Awards       /SARS      Payouts   sation
       --------           ----   --------   -----   --------      ------      -------     -------   ------

D. M. Moore, Jr.,         2003   $ 97,396     --    $ 38,483         --       300,000       --        --
  Chief Executive         2002    128,475     --       5,500         --          --         --        --
  Officer                 2001    175,000     --         476         --       100,000       --        --
Bruce E. Zucker,          2003   $100,000     --    $  3,432         --       200,000       --        --
  President of            2002      --        --        --           --          --         --        --
  RushTrade Securities    2001      --        --        --           --          --         --        --


--------------------
(1)   Represents sales commissions

Stock Option Grants During Past Fiscal Year


                                                Percent of Total
                      Number of Securities    Options/SARS Granted
                           Underlying           to Employees in       Exercise or
      Name           Options/SARS Granted          Fiscal Year        Base Price      Expiration Date
      ----           --------------------          -----------        ----------      ---------------
D.M. Moore, Jr.              300,000                   22                $0.15            05/28/08
Bruce Zucker                 200,000                   15                 0.15            04/29/08



Aggregate Option/SAR Exercised in Last Fiscal Year

                      Number of               Number of Securities Underlying         Value of Unexercised
                        Shares                          Unexercised                   In-the-Money Options
                      Acquired                   Options at Fiscal Year End            at Fiscal Year End
                         or         Value     -------------------------------   -------------------------------
        Name          Exercised   Realized    Exercisable       Unexercisable   Exercisable       Unexercisable
        ----          ---------   ---------   -----------       -------------   -----------       -------------
D. M. Moore, Jr.          --          --         252,055           195,000         $190,348          $38,250
Bruce Zucker              --          --          80,000           120,000          $ 4,500          $25,500


Long-Term Incentive Plans


                                                               Estimated Future Payments under
                          Number of                              Non-Stock Price-Based Plans
                         hares, Under      Performance or      -------------------------------
                              or         Other period Until    Threshold    Target    Maximum
         Name            Other Rights   Maturation or Payout    ($ or #)   ($ or #)   ($ or #)
         ----            ------------   --------------------   ---------   --------   --------

D. M. Moore, Jr.            None
Bruce Zucker                None



Employment Agreements

         In 1998 we entered into an employment agreement with D. M. (Rusty) Moore, Jr. for a three-year period that is renewed monthly. Such agreement is terminable only upon death, disability or for good cause, including resignation. Upon termination for any other reason, he is entitled to receive three year's severance pay, a total of $525,000. The employment agreement also provides for an automobile expense allowance, expense account and private club membership. Currently, Mr. Moore's base salary is $175,000 annually, of which Mr. Moore has agreed to defer $46,525 in 2002 and $85,000 for 2003. The contract does not call for any bonus of stock grants or options. We have entered into one-year employment agreements with Mr. Benton and Mr. Nivin related to the recent LostView acquisition, which expire on March 1, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Prospectus (including exercisable options) and as adjusted to reflect the sale of common stock being offered by us hereby, for (1) each person known by us to own beneficially 5% or more of the common stock, (2) each of our directors, executive officers and key managers (3) all of our directors, executive officers and key managers as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                               AS OF MAY 28, 2004

                                                                    Percentage
Name                                       Note         Shares       of Class
--------------                          -----------   -----------  ------------
D. M.(Rusty) Moore, Jr.                      (1)       1,456,141       7.3%
Gayle C. Tinsley                             (2)         247,816       1.2%
Randy Rutledge                               (3)         375,167       1.9%
Charles B. Brewer                            (4)         477,983       2.4%
David Demas                                  (5)         215,483       1.1%
James E. Keller                              (6)         309,303       1.5%
Ernest Laginess                              (7)         367,650       1.8%
Daniel "Bo" Ritz, Jr.                        (8)         799,949       4.0%
Stephen B. Watson                            (9)         277,983       1.4%
Bruce Zucker                                (10)         350,000       1.8%
Dewey M. Moore                              (11)       2,741,271       13.7%
All executive officers and directors
    as a group                              (12)       7,618,746       38.2%

------------------
(1) Includes options to purchase 447,055 shares of common stock, 100,000 shares held as joint tenants with Mr. Moore's father, and 7,629 shares held of record by Mr. Moore's spouse.
(2)      Includes options to purchase 220,000 shares of common stock.
(3)      Includes options to purchase 320,000 shares of common stock.
(4) Includes options to purchase 10,000 shares of common stock and $70,000 in 12% Senior Secured Convertible Bonds owned by a corporation controlled by Mr. Brewer convertible into a maximum of 466,667 shares of common stock.
(5) Includes options to purchase 30,000 shares of common stock, and 166,667 shares owned by a corporation controlled by Mr. Demas.
(6) Includes options to purchase 10,000 shares of common stock and 59,703 shares held of record by Mr. Keller's spouse.
(7)      Includes options to purchase 20,000 shares of common stock.
(8) Includes 55,300 shares owned by a corporation controlled by Mr. Ritz, 1,500 shares of 2002A Convertible Preferred convertible into a maximum of 60,000 shares of common stock, 1000 shares of 2002A Convertible Preferred owned by a corporation controlled by Mr. Ritz convertible into a maximum of 40,000 shares of Common stock, warrants to purchase 500,000 shares of common stock granted to a corporation controlled by Mr. Ritz options to purchase 10,000 shares of common stock.
(9) Includes options to purchase 10,000 shares of common stock and $40,000 in 12% Senior Secured Convertible Bonds convertible into a maximum of 233,337 shares of common Stock.
(10)     Includes options to purchase 200,000 shares of common stock.
(11) Includes 62,214 shares of common stock owned by Mr. Moore's spouse and warrants to purchase 50,000 shares of common stock. (12) Includes options, warrants and convertible instruments to purchase 3,267,055 shares of common stock.

Item 12.        Certain Relationships and Related Transactions

         We believe that all of the transactions set forth below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal shareholders and affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         During 2001 we borrowed $250,000 at 9% interest from Mr. Dewey Moore, Sr., the father of President D. M. (Rusty) Moore, Jr. The transaction was approved by unanimous vote of our Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan was secured by a pledge of intellectual property rights on our RushTrade online trading software. Further, the loan was accompanied by the grant of warrants to purchase 50,000 shares of our common stock at $0.50 per share. In December 2001, we repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore, Sr. acquired 142,304 shares of our common stock for $23,907, and 25,000 shares of the Company's Series 2002A preferred stock for $250,000. During 2002, Mr. Moore, Sr. converted the $250,000 of Series 2002A preferred stock into 12% Senior Secured Convertible Bonds ("the Bonds"). The remaining balance of the loan of $50,000 was also converted into the Bonds during 2002. On December 31, 2003, Mr. Moore,

Sr. converted $300,000 of Bonds, the accrued and unpaid interest from the Bonds and the accrued and unpaid dividends on the 2002A preferred stock into 2,469,753 shares of our common stock. We did not issue the shares until the first quarter of 2004, thus, at December 31, 2003, the amount owed to Mr. Moore remains a liability of Rush.

         During 2003, Randy Rutledge, the Chief Financial Officer and certain of his relatives purchased $12,500 in convertible bonds, and elected to convert the bonds and accrued and unpaid interest into 85,597 shares of common stock on December 31, 2003. We did not issue the shares until the first quarter of 2004, thus at December 31, 2003, the liability to Randy Rutledge and his relatives is recorded.

         On March 28, 2002, we received the proceeds from, and issued a convertible note for $100,000 to Eyal Shachar, a former director and consultant to the Company and the principal owner of Online Trading Academy. The note bears interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest are due and payable in a single installment on April 1, 2005. The holder of the note has the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the average closing price of the common stock for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater.

         On May 10, 2002, we received the proceeds from, and issued a convertible notes to Mr. Shachar in the amount of $33,333. The note bears interest at 9% per annum payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in our common stock at the rate of $0.25 per share or the average closing price of the common stock for ten consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest are due and payable on April 1, 2005. The holder of the note has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share.

         On October 16, 2002 and November 11, 2002 we issued convertible notes to Daniel L. "Bo" Ritz, one of our directors, for $120,000 and $65,000, respectively, which bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least $2,000,000 from a debt offering. The notes were convertible into the Bonds; however, the holder failed to exercise his conversion feature and the Bond issue is complete. Additionally, in connection with the November 11, 2002 note, we issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. Both of these notes are past due and we are in discussions with the holder on repayment or conversion into an equity instrument. We have recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF 98-5 and EITF 00-27, we are amortizing the debt discount as interest expense over the six-month term of the note. For the years ended December 31, 2003 and 2002, we recorded approximately $17,000 and $5,000, respectively, of interest expense related to the amortization of the debt discount.

         During the year ended December 31, 2003, we received advances from Mr. Daniel L. "Bo" Ritz totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from Mr. Ritz. $35,000 was received from an entity controlled by Mr. Ritz. During 2003 we repaid $30,000 of the advances and $15,000 was converted into the Bonds. At December 31, 2003, the Bonds were elected to be converted into common stock. We did not issue the stock until the first quarter of 2004, thus this amount is recorded as a liability at December 31, 2003. Mr. Ritz has signed a subscription agreement to accept our common stock in exchange for his $35,000 advance. Of the remaining outstanding advances of $55,000 at December 31, 2003, $20,000 payable to Mr. Moore, Sr. was converted into 250,000 shares of common stock on September 30, 2004.

         At December 31, 2003 and 2002, total convertible bonds due to related parties were $0 and $300,000. At December 31, 2003 and 2002, total convertible notes due to related parties were $307,007 and $298,252, respectively. At December 31, 2003 and 2002 total common stock pending issuance to related parties was $513,045 and $0, respectively.



Item 13.        Exhibits and Reports on Form 8-K

(b)      Exhibits
      **         2.1         Plan and Agreement of Merger with First Financial Life Companies, Inc.
      #          2.2         Plan and Agreement of Merger with The John Vann Company
      ##         2.3         Asset Purchase Agreement - Block Trading, Inc.
      ##         2.4         Asset Purchase Agreement - Millennium Daqcom/Dallas LP
      ##         2.5         Asset Purchase Agreement - Daqcom International, LLC
      **         3.1         Articles of Incorporation, as amended
      **         3.2         Bylaws
      **         4.1         Specimen certificate for shares of Common Stock of the Company
      **         4.2         Specimen certificate for shares of Preferred Stock of the Company
      **         10.1.1      Employment Agreement with D. M. Moore, Jr.
      **         10.1.2      Employment Agreement with Jim W. Clark
      #          10.1.3      Employment Agreement with John A. Vann
      **         10.2.1      Modified Coinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.2      Administrative Service Agreement with Massachusetts General Life Insurance Company
      **         10.2.3      Reinsurance Agreement with Massachusetts General Life Insurance Company
      **         10.2.4      National Marketing Agreement with Massachusetts General Life Insurance Company
      **         10.3.1      Modified Coinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.2      Reinsurance Agreement with Southwestern Life Insurance Company
      **         10.3.3      Administrative Service Agreement with Southwestern Life Insurance Company
      **         10.4.1      National Marketing Contract with Legion Insurance Company
      **         10.5        Administrative Services Agreement between Registrant and Rushmore Life
      **         10.6.1      Option Agreement regarding Rushmore Insurance Services, Inc.
      **         10.6.2      Overhead Services Agreement
      **         10.7        Form of registered Representative Agreement
      **         10.8        Form of Investment Advisory Agreement
      **         10.9        Form of Affiliation Agreement with Agents
      **         10.10.1     Full Disclosed Clearing Agreement with Southwest Securities, Inc.
      **         10.10.2     Fully Disclosed Clearing Agreement with First Southwest Company
      **         10.11       Form of Indemnification Agreement signed with all officers and directors
      #          10.12       Voting Agreement between John A. Vann and D.M. Moore, Jr.
      ***        10.13       Letter of Agreement - Kohler-Stephens, Ltd.
      @          10.14       Loan Agreement - John A. Vann
      @          10.15       Promissory Note - John A. Vann
      @          10.16       Collateral Transfer and Security Agreement - John A. Vann
      $          10.17       Settlement Agreement with John A. Vann
      &          10.19       Indemnity Agreement with Andover Brokerage
      &          10.20       Software Sale Agreement with Andover Brokerage
      &          10.21       Software Assignment and License Agreement with MV Technologies
      *          10.22       LostView Purchase Agreement
      *          14.1        Code of Business Conduct and Ethics
      +          21.1        Subsidiaries of the Registrant
      +          31(i)       Certification of Chief Executive Officer
      +          31(ii)      Certification of Chief Financial Officer
      +          32(i)       Section 906 Certification of Chief Executive Officer
      +          32(ii)      Section 906 Certification of Chief Financial Officer


    +     Filed herewith
    *     Filed as Exhibits to Registrant's Form 10KSB.
    ** Filed as Exhibits to Registrant's Form SB-2 registration statement, file no 333-42225, and incorporated herein by reference.
    ***   Filed with 10QSB dated November 12, 1999.
    # Filed as Exhibits to Registrant's Form 8-K dated July 15, 1999 and incorporated herein by reference.
    ##    Filed with 10QSB dated August 16, 1999.
    @     Filed with 10QSB dated March 31,  2000.
    $ Filed with 10QSB dated June 30, 2000. & Filed with 10QSB dated September 30, 2000.

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

                                                    2003         2002
                                                 ----------   ----------
                                                     KBA          KBA
                                                  Group LLP    Group LLP
                                                 ----------   ----------

         Audit fees                              $   86,050   $   73,935
         Audit related fees                            --            850
                                                 ----------   ----------
         Total audit and audit related fees          86,050       74,785
         Tax fees                                      --           --
         All other fees                                --           --
                                                 ----------   ----------
         Total                                   $   86,050   $   74,785
                                                 ==========   ==========

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Rush Financial Technologies, Inc.



November 11, 2004                By: /s/ D.M. (Rusty) Moore, Jr.
                                 ---------------------------------------------
                                 D.M. (Rusty) Moore, Jr., President and
                                 Chief Executive Officer and Director
                                 (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

November 11, 2004                /s/ Randy Rutledge
                                 ---------------------------------------------
                                 Randy Rutledge, Chief Financial Officer
                                 and Secretary and Director
                                 (Principal Financial and Accounting Officer)


November 11, 2004                /s/ Charles B. Brewer
                                 ---------------------------------------------
                                 Charles B. Brewer, Director


November 11, 2004                /s/ David C. Demas
                                 ---------------------------------------------
                                 David C. Demas, Director


November 11, 2004                /s/ James E. Keller
                                 ---------------------------------------------
                                 James E. Keller, Director


November 11, 2004                /s/ Daniel L. (Bo) Ritz
                                 ---------------------------------------------
                                 Daniel L. (Bo) Ritz, Director


November 11, 2004                /s/ Gayle C. Tinsley
                                 ---------------------------------------------
                                 Gayle C. Tinsley, Director


November 11, 2004                /s/ Stephen B. Watson
                                 ---------------------------------------------
                                 Stephen B. Watson, Director