Form 10QSB
period 2004-09-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2004-11-16
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
               ---------------------------------------------------
                                  972-450-6000
               ---------------------------------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes XXX No ____

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2004: 21,615,250 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                       September 30,   December 31,
                                         ASSETS                                                            2004            2003
                                                                                                       ------------    ------------
Current assets
         Cash and cash equivalents                                                                     $    338,397    $    171,088
         Accounts receivable                                                                                 27,549          17,008
         Prepaid expenses and deposits                                                                       96,281          84,043
                                                                                                       ------------    ------------
             Total current assets                                                                           462,227         272,139
                                                                                                       ------------    ------------
Capitalized software development costs, net of accumulated amortization                                     908,690       1,288,245
Property and equipment, net of accumulated depreciation                                                      66,835          81,359
Intangibles, net                                                                                            250,893         213,500
Goodwill                                                                                                    200,247            --
Deferred financing fees, net                                                                                  9,238          19,630
                                                                                                       ------------    ------------
             Total assets                                                                              $  1,898,130    $  1,874,873
                                                                                                       ============    ============

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                                                              $    854,885    $    788,826
         Accrued expenses and other liabilities                                                           1,382,296         967,817
         Common stock pending issuance (including $513,045 to related
             parties at December 31, 2003)                                                                     --         1,007,319
         Liabilities acquired in 2001 acquisition                                                           332,098         332,098
         Convertible notes payable (including $314,922 and $185,000 due to related
             parties, respectively), net of unamortized debt discount of $3,411 and $0, respectively        481,589         185,000
         Advances from related parties                                                                         --            55,000
                                                                                                       ------------    ------------
             Total current liabilities                                                                    3,050,868       3,336,060
                                                                                                       ------------    ------------

Long-term notes payable                                                                                      18,675          31,452
Convertible notes payable (including $122,007 due to related parties),
         net of unamortized debt discount of $15,872                                                           --           284,128
Convertible bonds payable, net of unamortized debt discount of $20,815
          and $107,649, respectively                                                                        464,185         564,351
                                                                                                       ------------    ------------
             Total liabilities                                                                            3,533,728       4,215,991
                                                                                                       ------------    ------------

Commitments and contingencies

Shareholders' deficit
         Preferred stock - cumulative; $10 par value; 14,063 shares
             issued and outstanding; liquidation preference of $10 per share                                140,630         140,630
         Preferred stock - convertible cumulative; $10 par value; 51,980 and 54,480
             shares issued and outstanding, respectively; liquidation preference of $10 per share           519,800         544,800
         Common stock - $0.01 par value, 50,000,000 and 10,000,000 shares authorized, respectively; 21,615,250 and 9,960,444 shares issued
             and outstanding, respectively                                                                  216,152          99,604
         Common stock subscriptions receivable                                                               (3,277)         (3,277)
         Common stock issued for assets not yet received                                                       --           (36,000)
         Additional paid in capital                                                                      15,260,937      12,768,184
         Accumulated deficit                                                                            (17,769,840)    (15,855,059)
                                                                                                       ------------    ------------
             Total shareholders' deficit                                                                 (1,635,598)     (2,341,118)
                                                                                                       ------------    ------------
             Total liabilities and shareholders' deficit                                               $  1,898,130    $  1,874,873
                                                                                                       ============    ============

               See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months             For the Nine Months
                                                    Ended September 30,             Ended September 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Revenue:
         Investment services                   $    429,985    $    366,928    $  1,478,747    $    815,131
         Software services                            8,350            --            96,258            --
                                               ------------    ------------    ------------    ------------
                    Total revenue                   438,335         366,928       1,575,005         815,131
                                               ------------    ------------    ------------    ------------
Expenses:
         Investment services                        394,848         398,896       1,166,534         858,167
         Software services                          122,616            --           634,716            --
         General and administrative                 271,152         197,084         729,052         832,425
         Depreciation and amortization              229,178         201,514         666,072         594,547
         (Gain) from sale of certain assets            --          (225,000)           --          (225,000)
         (Gain) loss on settlement of
              liabilities                              --           (53,891)        108,130         (53,891)
                                               ------------    ------------    ------------    ------------
                     Total expenses               1,017,794         518,603       3,304,504       2,006,248
                                               ------------    ------------    ------------    ------------

Operating loss                                     (579,459)       (151,675)     (1,729,499)     (1,191,117)

Interest expense                                     35,572          61,534         185,282         152,151
                                               ------------    ------------    ------------    ------------

Net loss                                       $   (615,031)   $   (213,209)   $ (1,914,781)   $ (1,343,268)
                                               ============    ============    ============    ============


Basic and diluted net loss per share
         attributable to common shareholders   $      (0.03)   $      (0.02)   $      (0.11)   $      (0.14)
                                               ============    ============    ============    ============

Weighted average common shares
         outstanding, basic and diluted          19,190,658       9,850,513      18,289,524       9,783,356
                                               ============    ============    ============    ============


          See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 2004 and 2003
                                   (unaudited)

                                                                          2004           2003
                                                                       -----------    -----------
Cash flows from operating activities:
     Net loss                                                          $(1,914,781)   $(1,343,268)
     Adjustments to reconcile net loss to net cash used in operating activities:

          Common stock issued for compensation, services and
               expenses                                                    108,795         22,052
          Depreciation and amortization of property and equipment          554,012        565,214
          Amortization of debt discount                                     99,295         10,201
          Amortization of deferred financing fees                           10,392         10,392
          Amortization of intangible                                       112,060         29,333
          (Gain) loss on settlement of liabilities                         108,135        (53,891)
          Gain on sale of certain assets                                      --         (225,000)
          Change in assets and liabilities:
              (Increase) decrease in assets:
                  Accounts receivable                                        2,072         18,690
                  Prepaid expenses and deposits                            (12,238)        44,130
               Increase (decrease) in liabilities:
                 Accounts payable                                           64,069        (27,467)
                 Accrued expenses and other liabilities                    394,034        296,123
                                                                       -----------    -----------
Net cash used in operating activities                                     (474,155)      (653,491)
                                                                       -----------    -----------

Cash flows from investing activities:
     Cash acquired in acquisition                                            4,446           --
     Purchase of equipment                                                 (12,111)          --
     Capitalization of software development costs                         (139,089)       (82,586)
     Proceeds from sale of certain assets                                     --          150,000
                                                                       -----------    -----------
Net cash provided by (used in) investing activities                       (146,754)        67,414
                                                                       -----------    -----------

Cash flows from financing activities:
     Decrease in bank overdraft                                               --          (37,750)
     Proceeds from sale of common stock                                    758,000           --
     Payments on notes payable                                             (12,777)       (16,099)
     Net advances from related parties                                        --           80,000
     Proceeds from convertible bonds                                        43,000        645,000
                                                                       -----------    -----------
Net cash provided by financing activities                                  788,223        671,151
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                  167,314         85,074
Cash and cash equivalents at beginning of period                           171,088         64,278
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   338,402    $   149,352
                                                                       ===========    ===========





               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
             For the Nine Months ended September 30, 2004 and 2003
                                   (unaudited)

                                                                          2004           2003
                                                                       -----------    -----------
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                            $      --      $      --
     Cash paid for income taxes                                        $      --      $      --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividend accrued                                  $    45,929    $    48,854
     Preferred stock converted into convertible bonds                  $      --      $    85,000
     Preferred stock converted to common stock                         $    25,000    $      --
     Common stock issued as payment for accrued interest
          and accrued dividends                                        $    51,947    $      --
     Common stock issued in the LostView acqusition                    $   337,500    $      --
     Common stock issued in the GRO acquisition                        $      --      $    80,500
     Common stock issued for pending issuances                         $ 1,007,319    $      --
     Receipt of asset purchased with common stock                      $    36,000    $   124,000
     Conversion of bonds to common stock                               $   230,000    $   143,000
     Convertible bonds issued as payment for accrued interest          $      --      $    13,930
     Convertible bonds issued as payment for accrued dividends         $      --      $    17,818
     Bonds issued with beneficial conversion feature
          recorded as debt discount                                    $      --      $    33,513
     Sale of certain assets in exchange for a receivable               $      --      $   225,000
     Common stock issued for repayment of advances
          from related parties                                         $   136,667    $      --
     Conversion of advances to related parties to
          convertible bonds                                            $      --      $    15,000


    See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Information

     The  financial  statements  included  herein  have  been  prepared  by Rush
Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited interim consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly our financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with our financial statements and the notes thereto as of and for the year ended December 31, 2003, included in our annual report on Form 10-KSB for the year ended December 31, 2003.

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

     RushGroup Technologies, Inc., formerly RushTrade Software Services, Inc., ("RushGroup"), a wholly-owned subsidiary of the Company, is the primary technology development unit, and is expected to become a Service Bureau and a licensor of real-time market data services and various software applications of the RushTrade platform to broker-dealers and other financial institutions. Through September 30, 2004, RushGroup had generated only minimal revenue.

     Rushmore Securities Corporation ("RSC"), a wholly-owned subsidiary of the Company, was also registered under federal and state securities laws as a broker-dealer and was a member of the National Association of Securities Dealers ("NASD") during the years prior to and including 2003. RSC is largely inactive due to our decision to transition away from the traditional retail brokerage business with its lower operation margins and the inherent risks of outside independent registered representatives offering advice and recommendations. RSC filed a broker-dealer withdrawal of membership ("Form BD/W") with the NASD in December 2003. RSC has no substantial revenue-producing assets and no longer has any outside independent registered representatives.

     Rushmore Insurance Services, Incorporated ("Rushmore Agency") is an insurance agency and an affiliate of the Company by means of service agreements. The agency formerly offered life, health, and disability insurance and annuities through a network of agents, most of which were terminated during 2002 and 2003 in accordance with our repositioning plan. Rushmore Agency is 100% owned by D.
M. "Rusty" Moore, Jr. The Company and Mr. Moore have entered into an administrative services agreement whereby net revenues and expenses are charged via a management fee to Rushmore Agency by the Company as allowed by regulatory requirements. Rushmore Agency has been consolidated in the accompanying consolidated financial statements. Rushmore Agency is largely inactive due to our decision to transition away from the traditional financial service businesses.

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

     In 2000, we launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, we introduced our direct access technology platform in August 2002 under our RushTrade(R) brand. Currently, we expect RushTrade revenues, growth in new accounts and trade volumes to continue their increases, now that the RushTrade business unit has become our primary source of revenue.

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

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2004, our current liabilities exceeded our current assets by $2,588,641. Current liabilities include past due payroll tax obligations of approximately $393,000 at September 30, 2004. Also, we incurred net losses from continuing operations of $2,475,947 in 2003 and $3,131,636 in 2002, and $1,914,781 in the first nine months of 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have taken several steps to increase cash by the use of borrowings and equity offerings. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and we sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Additionally, in the second quarter of 2004, we sold an additional 406,666 shares for total net proceeds of approximately $128,000.

     On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000 shares of common stock. The offering was withdrawn on September 28, 2004 without raising any funds.

     Subsequent to closing the offering we commenced a private placement of common stock to raise operating capital. The offering closed in October 2004 and we sold 2,275,000 shares at an average price of $0.20 per share for total net proceeds of approximately $455,000. Additionally, to date in the fourth quarter of 2004, we have sold an additional 800,000 shares for total net proceeds of approximately $160,000.

     We are executing a low cost "guerrilla" sales and Internet marketing strategy in addition to our strategic alliances that are producing sustained rates of sales growth. This strategy employs, among other things, the use of a targeted keyword search Internet advertising program, with a timing strategy to maximize its effectiveness that is, we believe, more cost efficient than traditional advertising programs. In addition, we have received the exclusive endorsement of Steve Crowley's nationally syndicated American Scene Business Talk Radio, which has been heard live daily in over 75 major markets from over 250 radio stations across the USA. Through our Internet advertising, we have been seen on Google, CBS Market Watch, Big Charts, Kiplinger, CNN.com, MSN, C/Net, Ask Jeeves, Elite Trader, Info Space, AOL, Alta Vista and Yahoo Finance. Visits to our web domains, www.daytrade.com and www.rushtrade.com, create the web traffic that generates most of our current sales leads. We believe that we can position ourselves as a low cost leader in the retail direct access market as we prepare to launch our products and services in the institutional marketplace.

2.   Use of Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.


3.   Industry Segment Information

     Our segments have been identified  based on products and services  offered, as well as risks assumed,  in a manner  consistent with the data utilized by the
Chief  Executive  Officer in  evaluating  operations.  RSC and  RushTrade  offer
broker/dealer   services,  and  their  operations  have  been  included  in  the
Investment  Services segment.  Rushmore Agency's  operations,  for the most part inactive,  have been  included in  Investment  Services.  The Software  Services segment  is  comprised  of  RushGroup,  which  plans to offer  licensing  of the
RushTrade  direct  access  software  and other  arrangements  and is expected to become  the  significant  focus for the  Company  in the near  future.  There is ongoing  development  activity on the software in preparation  for launch in the institutional  market and licensing its use to outside  entities;  however,  the
Company has received  minimal  revenue to date related to the Software  Services segment.

     The assets of the parent company, Rush Financial Technologies, Inc., are used to support the operations of the two primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

     The following summarizes our industry segment data of identifiable assets, capital expenditures and depreciation and amortization:


                                                 September 30,
                                       -------------------------------
            Identifiable Assets              2004             2003
        ----------------------------   --------------   --------------
        Investment Services              $    345,699     $    356,024
        Software Services                   1,214,125        1,433,408
        Corporate                             338,306          272,344
                                       --------------   --------------
                   Total                 $  1,898,130     $  2,061,776
                                       ==============   ==============

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------   ---------------------------------
   Capital Expenditures               2004              2003              2004              2003
----------------------------   ---------------   ---------------   ---------------   ---------------
Investment Services              $        --       $        --       $        --       $        --
Software Services                       77,973            27,662           139,089            82,586
Corporate                                3,019              --              12,111              --
                               ---------------   ---------------   ---------------   ---------------
           Total                 $      80,992     $      27,662     $     151,200     $      82,586
                               ===============   ===============   ===============   ===============

                                Three Months Ended September 30,    Nine Months Ended September 30,
     Depreciation and          ---------------------------------   ---------------------------------
       Amortization                   2004              2003              2004              2003
----------------------------   ---------------   ---------------   ---------------   ---------------
Investment Services              $      23,962     $      15,072     $      63,260     $      26,820
Software Services                      198,208           172,911           561,899           518,733
Corporate                                7,008            13,531            40,913            48,994
                               ---------------   ---------------   ---------------   ---------------
           Total                 $     229,178     $     201,514     $     666,072     $     594,547
                               ===============   ===============   ===============   ===============






     The following summarizes our industry segment operating data for the periods indicated:

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------   ---------------------------------
         Revenue                      2004              2003              2004              2003
----------------------------   ---------------   ---------------   ---------------   ---------------
Investment Services              $     427,514     $     366,928     $   1,476,176     $     805,115
Software Services                        8,350                 -            96,258                 -
Corporate                                2,471                 -             2,571            10,016
                               ---------------   ---------------   ---------------   ---------------
           Total                 $     438,335     $     366,928     $   1,575,005     $     815,131
                               ===============   ===============   ===============   ===============

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------   ---------------------------------
     Interest Expense                 2004              2003              2004              2003
----------------------------   ---------------   ---------------   ---------------   ---------------
Investment Services              $          35     $         713     $          68     $       2,292
Software Services                          111                 -               458                 -
Corporate                               35,426            60,821           184,726           149,859
                               ---------------   ---------------   ---------------   ---------------
           Total                 $      35,572     $      61,534     $     185,252     $     152,151
                               ===============   ===============   ===============   ===============

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------   ---------------------------------
          Expense                     2004              2003              2004              2003
----------------------------   ---------------   ---------------   ---------------   ---------------
Investment Services              $     267,509     $     136,527     $   1,183,159     $     899,995
Software Services                      316,822           172,911         1,196,615           524,566
Corporate                              469,034           270,699         1,110,012           733,838
                               ---------------   ---------------   ---------------   ---------------
           Total                 $   1,053,365     $     580,137     $   3,489,786     $   2,158,399
                               ===============   ===============   ===============   ===============

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------   ---------------------------------
     Net Income (Loss)                2004              2003              2004              2003
----------------------------   ---------------   ---------------   ---------------   ---------------
Investment Services              $     160,005     $     230,401     $     293,018     $     (94,880)
Software Services                     (308,472)         (172,911)       (1,100,357)         (524,566)
Corporate                             (466,564)         (270,699)       (1,107,442)         (723,822)
                               ---------------   ---------------   ---------------   ---------------
           Total                 $    (615,031)    $    (213,209)    $  (1,914,781)    $  (1,343,268)
                               ===============   ===============   ===============   ===============


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

     Net loss per share applicable to common shareholders for the periods indicated is computed using the following information:

                                Three Months Ended September 30,    Nine Months Ended September 30,
                               ---------------------------------   ---------------------------------
                                      2004              2003              2004              2003
                               ---------------   ---------------   ---------------   ---------------
Net loss                         $    (615,031)    $    (213,209)    $  (1,914,781)    $  (1,343,268)
Dividends on preferred stock           (15,647)          (15,647)          (45,929)          (48,854)
                               ---------------   ---------------   ---------------   ---------------
Net loss applicable to
common shareholders              $    (630,678)    $    (228,856)    $  (1,960,710)    $  (1,392,122)
                               ===============   ===============   ===============   ===============
Net loss per share applicable
to common shareholders           $       (0.03)    $       (0.02)    $       (0.11)    $       (0.14)
                               ===============   ===============   ===============   ===============


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

     The following is a summary of the amounts assigned to the assets and liabilities of LostView:

        Cash                                                        $ 4,446
        Accounts receivable                                          12,612
        Property and equipment                                        8,733
        Goodwill                                                    200,247
        Employment agreement (1 year amortization period)            63,453
        Intellectual Property (3 year amortization period)           50,000
        Accounts payable                                             (1,991)
                                                                -----------

        Total purchase price                                       $337,500
                                                                ===========

     None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred at January 1, 2003:

                                               Nine months ended September 30,
                                               -------------------------------
                                                    2004              2003
                                               -------------    --------------
        Revenues                                $  1,755,826      $  1,084,955
        Net loss attributed to
               common shareholders              $ (1,743,571)     $ (1,385,309)
        Net loss per share attributed to
               common shareholders, basic
               and diluted                      $      (0.09)     $      (0.13)
        Weighted average shares outstanding,
                basic and diluted                 18,448,283        10,533,356


7.   Convertible Bonds

     As of December  31,  2003 the  $1,500,000   offering  of 12% Senior  Secured
Convertible Bonds ("Bonds") was fully subscribe d. The Bonds bear interest at 12%
per  annum and are  convertible  into our  common  stock at a rate of 50% of the average market price of the stock for the ten days preceding conversion, but not less than $0.15 per share.  Principal  and interest  will be repaid on or before
December 27, 2007, if not converted  prior. We may force conversion if the stock trades above $2.00 per share for 10 consecutive  trading days. We calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and EITF 00-27 and recorded  $485,175 as a debt  discount.  The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the  amortization  of the debt discount for the three and nine months ended September 30, 2004 was $11,380 and $86,834, respectively.

     During the nine months ended September 30, 2004, $230,000 of Bonds converted into 1,107,845 shares of common stock and at September 30, 2004, Bonds payable totaled $464,185 net of unamortized debt discount of $20,815.

8.   Stock-Based Compensation

     We account for our stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price.
We did not record any  compensation  expense in the three and nine months  ended
September 30, 2004 and 2003 as the exercise prices of the options issued equaled or exceeded the fair market value of the stock on the date of issuance. Had we determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have been increased as indicated below:

                                                          Three Months                       Nine Months
                                                       Ended September 30,               Ended September 30,
                                                 ------------------------------    ------------------------------
                                                      2004             2003             2004             2003
                                                 -------------    -------------    -------------    -------------
Net loss attributable to common stockholders,
     as reported                                 $    (630,678)   $    (228,856)   $  (1,960,710)   $  (1,392,122)
Add:  Stock-based employee compensation
     expense included in reported net loss                --               --               --               --
Deduct:  Stock-based employee compensation
     expense determined under fair value based
     method                                               --               --           (133,344)            --
                                                 -------------    -------------    -------------    -------------
Pro forma net loss attributable to common
     shareholders                                $    (630,678)   $    (228,856)   $  (2,094,054)   $  (1,392,122)
                                                 =============    =============    =============    =============

Net loss per share attributable to common
     shareholders
As reported                                      $       (0.03)   $       (0.02)   $       (0.11)   $       (0.14)
                                                 =============    =============    =============    =============
Pro forma                                        $       (0.03)   $       (0.02)   $       (0.09)   $       (0.14)
                                                 =============    =============    =============    =============


9.   Shareholders' Deficit

     During the first quarter of 2004 we issued 63,458 shares of common stock (valued at $21,744 based on the fair value of our common stock on the date of issuance) to employees as compensation, holders of $203,000 of convertible bonds elected to convert their bonds into 989,664 shares of common stock, 750,000 shares of common stock valued at $337,500 were issued for the purchase of LostView Development Corporation, 9,212 shares of common stock were issued as directors fees (valued at $3,501 based on the fair value of our stock on the date of issuance) and $22,280 of accrued interest and accrued dividends were converted into 99,195 shares of common stock valued at $47,310 on the date of issuance. Since the fair value of common stock issued for accrued interest and accrued dividends was greater than the amount owed, a loss was recorded during the nine months ended September 30, 2004 for the difference which totaled $25,030. Additionally, 538,178 shares of common stock were issued for proceeds of approximately $175,000.

     During the first quarter of 2004, we also issued 5,851,833 shares of common stock to settle pending issuances from 2003.

     During the first quarter of 2004, we granted 70,000 options to employees and directors. The options have an exercise price of $0.38, a term of 10 years and vest immediately.

     During the second quarter of 2004 we issued 233,333 shares of common stock (valued at $116,667 based on the fair value of our common stock on the date of issuance) to settle an advance of $35,000 from a related party. Since the fair value of the common stock issued as repayment of the advance exceeded the amount owed, a loss was recorded during the nine months ended September 30, 2004 for the difference, which totaled $81,667. 56,000 shares of common stock (valued at $28,300 based on the fair value of our common stock on the date of issuance) were issued to employees as compensation, holders of $12,000 of convertible bonds elected to convert their bonds into 50,000 shares of common stock, holders of 2,500 shares of preferred stock elected to convert their preferred stock into 25,000 shares of common stock, and $1,360 of accrued interest was converted into 5,665 shares of common stock valued at $2,793 on the date of issuance. Since the fair value of common stock issued for accrued interest was greater than the amount owed, a loss was recorded during the nine months ended September 30, 2004 for the difference which totaled $1,433. Additionally, 406,666 shares of common stock were issued for proceeds of approximately $128,000.

     During the third quarter of 2004 we issued 2,275,000 shares of common stock for proceeds of $455,000. Additionally, we issued 100,000 shares of common stock (valued at $20,000 based on the fair value of the common stock at the date of issuance) as repayment of a $20,000 advance from a related party. 125,000 shares of common stock (valued at $55,250 on the date of issuance) were issued for consulting. Additionally, 76,565 shares of common stock were issued for the conversion of $15,000 of bonds and as repayment of the accrued interest related to these bonds.

10.  Payroll Tax Obligation

     We have an estimated federal and state payroll tax obligation of $392,938 at September 30, 2004. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003 and the first, second and third quarters of 2004 in addition to an estimated accrual for interest and penalties. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

11.  Legal Proceedings

     From time to time the Company and its subsidiaries are engaged in legal proceedings and arbitrations. We believe some of these proceedings could have a material effect upon the operations or financial condition of the Company if we are unsuccessful in defending against the actions.

     Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. A jury trial is set for January 24, 2005. We believe the range of possible loss is up to $55,000. The Company has not recorded a liability for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim, and a non-jury trial is set for February 10, 2005. We believe the range of possible loss is up to $95,000. The Company has not recorded a liability for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. We dispute the claims and plan to vigorously defend ourselves in this matter. A non-jury trial is set for April 5, 2005. At September 30, 2004 and December 31, 2003 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount.

     RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at September 30, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

     RSC Proceedings. In the second quarter of 2004, we terminated the following matters, which were previously disclosed in the second quarter 10QSB filed on August 17, 2004:

          1. Eichhof, et al. v. Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677;
          2. E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore;
          3. William E. McMahon v. Rushmore Securities Corporation, Chicago Investment Group, LLC, et al.

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

1.   Recent Developments

     We have taken several steps to increase cash through the use of borrowings and equity offerings. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and we sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. During 2004, approximately $128,000 was received under this placement for 406,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

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

     Subsequent to closing the offering we commenced a private placement of common stock to raise operating capital. The offering closed in October 2004 and we sold 2,275,000 shares at an average price of $0.20 per share for total net proceeds of approximately $455,000 and issued 100,000 shares of common stock as a repayment of a $20,000 advance from a related party. Additionally, in the fourth quarter of 2004, we sold an additional 800,000 shares for total net proceeds of approximately $160,000.

     At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. At the minimum funding level of the $635,000 received in the September and October 2004 private placement we were able to bring some of our more pressing accounts payable current, provide some additional net capital to RushTrade, provide funds for litigation, provide for minimal system upgrades and provide additional working capital. If we are able to obtain additional funding of $2,000,000 through a private placement or other arrangement we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for many foreseeable contingencies.

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

     RushGroup Technologies, Inc., our financial technology development subsidiary, develops and operates proprietary real-time portfolio management software products, order management systems, direct access trading software applications and data services center. Utilizing a number of proprietary technologies and our exclusive DART, RushGroup offers real-time market data platforms and direct access products to meet the needs of active online investors, semi-professional traders and institutional portfolio managers and traders.

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

     As  we  began  2002,   Rushmore  Securities  Corp.  ("RSC")  was  our  only
broker/dealer operating primarily as a traditional retail brokerage with independent sales representatives. A traditional brokerage operation requires an infrastructure for support and operates on a very small margin because most of the revenue is paid to the independent representatives as sales commissions. During the second quarter of 2002 we changed our focus from traditional retail brokerage to online brokerage which yields higher margins and has less compliance risk. The online brokerage services were to be provided using the software we developed. As a result, we no longer had the need for sales representatives and certain customer accounts were no longer desired as they were traditional retail accounts. In August of 2002 we acquired GRO Corporation, now known as RushTrade, a registered broker/dealer. As a result of ongoing NASD investigations and litigation against RSC, among other factors, we decided to conduct our direct online brokerage operations through RushTrade instead of RSC. At that point, any customer accounts that fit with our new focus were transferred from RSC to RushTrade and all new business was directed to RushTrade. We began a systematic reduction of our independent sales force and their books of business through sales to other broker/dealers and outright releases. By the end of the third quarter 2002, RSC had eliminated its entire sales force and was no longer originating new retail brokerage business. Subsequent to the acquisition of GRO, RSC revenue consisted of renewals on old business and trail commissions paid on mutual funds and insurance products. Late in 2003, RSC sold most of the remaining trail commissions to Brazos Holdings, an unrelated party, and transferred many of the remaining retail brokerage accounts to SamCo in exchange for a portion of any revenue generated by those accounts, which to date has been minimal.

     Following more than a decade of experience in the traditional financial services industry, management over the past two years has divested or redeployed assets in an aggressive re-positioning strategy to capitalize on the rapidly expanding market for real-time financial services technologies and direct access online trading that we believe is revolutionizing the online brokerage and institutional trading industry. In 2000, we launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, we introduced our direct access technology platform in August 2002 under the RushTrade brand. Management currently expects RushTrade revenues, growth in new accounts and trade volumes to continue their quarter-to-quarter increases now that the RushTrade business unit has become our primary source of revenue. Management expects future revenues from licensing RushGroup's software trading platforms to other broker-dealers, institutional investors and financial institutions, but to date has received minimal revenue from this source.

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

     Online trading remains a dynamic force today representing over one-third of the total trading volume on the New York Exchange and Nasdaq. According to the Bear Stearns & Co., Inc. report, there were over 19.8 million online retail trading accounts in the U.S. at the end of the fourth quarter of 2003. The more active, self-directed traders, also known as semi-professional traders or day traders accounted for 75% of this volume. The institutional market consists of proprietary and institutional trading firms, hedge funds, mutual fund and other private portfolio managers, banks, other financial institutions, broker/dealer, market data vendor and media content provider.

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

     We are executing a low cost "guerrilla" sales and Internet marketing strategy in addition to our strategic alliances that are producing sustained rates of sales growth. This strategy employs, among other things, the use of a targeted keyword search Internet advertising program, with a timing strategy to maximize its effectiveness that is, we believe, more cost efficient than traditional advertising programs. In addition, we have received the exclusive endorsement of Steve Crowley's nationally syndicated American Scene Business Talk Radio, which has been heard live daily in over 75 major markets from over 250 radio stations across the USA. Through our Internet advertising, we have been seen on Google, CBS Market Watch, Big Charts, Kiplinger, CNN.com, MSN, C/Net, Ask Jeeves, Elite Trader, Info Space, AOL, Alta Vista and Yahoo Finance. Visits to our web domains, www.daytrade.com and www.rushtrade.com, create the web traffic that generates most of our current sales leads. We believe that we can position ourselves as a low cost leader in the retail direct access market as we prepare to launch our products and services in the institutional marketplace.

     Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002 RushTrade has experienced substantial quarter-to-quarter increases in new accounts, share/trade volume and customer account assets.


     The number of RushTrade customer accounts and corresponding customer assets has grown as follows:

     As of     Total      Securities       Cash         Total         Margin        Total
     Date     Accounts      Value        Balance       Assets          Debt         Equity
---------------------------------------------------------------------------------------------
    9/30/02         95   $ 1,492,474   $ 1,671,317   $ 3,163,791   $   (27,652)   $ 3,136,139
   12/31/02        140     4,335,121     1,984,429     6,319,550      (318,152)     6,001,398
    1/31/03        190     5,608,639     4,501,291    10,109,930      (829,355)     9,280,575
    2/28/03        225    10,415,611     5,188,474    15,604,085    (1,426,446)    14,177,639
    3/31/03        301    11,552,613     4,803,235    16,355,848    (1,169,472)    15,186,376
    4/30/03        421    14,054,217     6,765,568    20,819,785    (1,468,478)    19,351,307
    5/31/03        522    15,434,623     8,304,606    23,739,229    (1,799,998)    21,939,231
    6/30/03        636    18,794,159     9,141,242    27,935,402    (2,598,923)    25,336,479
    7/31/03        751    20,419,951     9,993,480    30,413,430    (2,701,092)    27,712,338
    8/31/03        856    22,312,506    10,612,005    32,924,511    (3,148,393)    29,776,118
    9/30/03      1,001    20,740,815    10,992,947    31,733,762    (2,075,382)    29,658,380
   10/31/03      1,116    21,590,111    11,396,924    32,987,035    (1,261,640)    31,725,395
   11/30/03      1,185    23,325,859    12,693,979    36,019,838    (1,467,801)    34,552,037
   12/31/03      1,272    27,818,441    12,940,421    40,758,862    (1,811,751)    38,947,111
    1/31/04      1,422    28,824,596    14,083,292    42,907,888    (2,090,120)    40,817,768
    2/29/04      1,587    31,161,088    13,797,508    44,958,596    (2,327,977)    42,630,619
    3/30/04      1,775    31,222,653    16,627,495    47,850,149    (2,342,976)    45,507,172
    4/30/04      1,884    31,875,885    18,555,467    50,431,352    (2,665,504)    47,765,848
    5/31/04      2,007    33,398,506    18,875,300    52,273,807    (3,040,401)    49,233,406
    6/30/04      2,080    34,677,309    18,767,608    53,444,917    (3,319,895)    50,125,023
    7/31/04      2,161    30,450,573    20,212,429    50,663,002    (2,345,174)    48,317,828
    8/31/04      2,217    30,317,735    19,241,788    49,559,523    (2,551,375)    47,008,148
    9/30/04      2,297    32,766,520    18,542,788    51,309,308    (3,160,483)    48,148,825


     The following table shows the 2003 through July 2004 activity level of the RushTrade Securities, Inc. customer base:

          For the                Number          Number          Number of
          Month of             of Trades       of Shares       New Accounts
   -------------------        -----------     ------------    --------------
   January 2003                  3,414          3,596,532           50
   February 2003                 3,851          3,583,894           35
   March 2003                    4,521          3,039,325           76
   April 2003                    7,019          4,242,451           120
   May 2003                      8,178         10,029,062           101
   June 2003                    11,054          8,772,640           114
   July 2003                    10,839         11,632,790           115
   August 2003                  10,112         12,672,975           105
   September 2003               13,315         32,177,054           145
   October 2003                 15,700         39,072,872           115
   November 2003                14,746         54,738,776           69
   December 2003                16,311         47,055,892           87
   January 2004                 18,362         69,948,879           150
   February 2004                16,270         46,033,738           165
   March 2004                   20,307         78,024,289           159
   April 2004                   21,873         98,027,673           129
   May 2004                     14,616        122,286,369           80
   June 2004                    17,161        173,243,821           73
   July 2004                    15,378        128,038,074           81
   August 2004                  13,725        129,097,987           56
   September 2004               15,108        169,176,496           80


     In the third quarter of 2005, we expect RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing real-time financial data services to other brokerage firms and financial institutions. RushGroup plans to offer to the institutional market, a $14 billion industry, a new-age platform that is efficient, complete and price competitive. As the industry consolidates both vendors and costs, we believe that we can position ourselves to obtain market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

3.   Results of Continuing Operations

Three Months Ended September 30, 2004 and 2003

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                        Three Months Ended September 30,
                                       ---------------------------------
                 Revenue                      2004              2003
        ----------------------------   ---------------   ---------------
        Investment Services              $     427,514     $     366,928
        Software Services                        8,350                 -
        Corporate                                2,471                 -
                                       ---------------   ---------------
                   Total                 $     438,335     $     366,928
                                       ===============   ===============

     Total revenue for the third quarter increased $71,407, or 19%, from 2003 to 2004. This increase reflects our repositioning as a real time financial technology development and direct access online financial services company from a traditional financial services holding company with traditional insurance and broker/dealer services and reflects the continued increase in RushTrade revenues.

     In the third quarter, Investment Services revenue increased $60,586 or 17%, from 2003 to 2004. The increase in revenue is primarily due to increased customer accounts and trade volume revenues of the RushTrade direct access on-line business unit. Overall market conditions may have also contributed to the overall increase in Investment Services revenue.

     RushGroup Technologies, Inc., our financial technology development subsidiary, plans to license later versions of the RushTrade direct access software and provide real-time financial data services to the institutional market and broker/dealers and financial institutions which is expected to become a significant stream of revenue for us in the future. There is an ongoing development initiative on the software to modify and enhance versions of the RushTrade software for licensing to this market, however we have not received any revenue from this source. We expect to be able to market the software to outside entities in the third quarter of 2005. The increase in Software Services revenue is related to the acquisition of LostView.

Expenses

     The following table sets forth the components of our expenses for the periods indicated:

                                        Three Months Ended September 30,
                                       ---------------------------------
                  Expense                     2004              2003
        ----------------------------   ---------------   ---------------
        Investment Services              $     267,509     $     136,527
        Software Services                      316,822           172,911
        Corporate                              469,034           270,699
                                       ---------------   ---------------
                   Total                 $   1,053,365     $     580,137
                                       ===============   ===============

     Total third quarter expenses increased $473,228 or 82%, from 2003 to 2004. Investment Services expenses increased 96%, or $130,982 and Corporate expenses increased 73%, or $198,335. In 2003 Software Services expenses consisted of amortization of software development costs and had remained constant since July 2002 but increased $143,911 or 83%, from 2003 to 2004.

     Investment Services expenses in the third quarter increased $130,982, or 96%, from 2003 to 2004. This increase is due to a one time gain on the sale of certain assets of $225,000 in 2003 offset by a decrease due to allocating communication and data related expenses to Software Services in 2004 that were charged to Investment Services in 2003. We believe that this is a better reflection of our two core businesses and that this positions them as future profit centers.

     Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities; however, we have not received any revenue from this source. Software Services expenses in 2003 consisted of amortization of the capitalized software development costs. Expenses in 2004 reflect the acquisition of LostView and the allocation of expenses that were being charged to Investment Services in 2003 to Software Services.

     Corporate expenses in the third quarter increased $198,335, or 73%, from 2003 to 2004. This is primarily due to increased legal, accounting and other costs related to the 2004 offering which was withdrawn in September 2004.

Net loss

     The following table sets forth the components of the Company's net loss for the periods indicated:

                                        Three Months Ended September 30,
                                       ---------------------------------
             Net Income (Loss)                2004              2003
        ----------------------------   ---------------   ---------------
        Investment Services*             $     160,005     $     230,401
        Software Services                     (308,472)         (172,911)
        Corporate                             (466,564)         (270,699)
                                       ---------------   ---------------
                   Total                 $    (615,031)    $    (213,209)
                                       ===============   ===============

*The net income from investment services for the three months ended September 30, 2003 includes $278,891 resulting from a gain on the sale of certain assets and a gain on the settlement of liabilities.

     Net losses in the third quarter increased $401,822, or 188%, from 2003 to 2004. The net income from Investment Services decreased $70,431 from 2003 to 2004. This included a one-time gain of $225,000 on the sale of certain assets to Brazos Holdings and a one-time gain of $53,891 from the settlement of liabilities in 2003. Additionally, in 2004 we allocated communication and data related expenses to the Software Services segment that were charged to Investment Services in 2003. The net loss from Software Services increased $135,561 or 78% from 2003 to 2004. The increase in the Software Services net loss is attributable to the allocation of Communication and data related expenses to this segment that were charged to Investment Services in 2003. Corporate net loss increased from $270,699 to $466,564. The increase in Corporate net loss is in part due to the increased legal, accounting and other costs related to the 2004 offering which was withdrawn in September 2004, along with an increase in consulting expense in connection with a new consulting arrangement that did not exist in 2003.

Nine Months Ended September 30, 2004 and 2003

Revenues

     The following table sets forth the components of the Company's revenues for the periods indicated:

                                         Nine Months Ended September 30,
                                      --------------------------------------
              Revenue                      2004                  2003
    ----------------------------      ----------------      ----------------
    Investment Services                 $    1,476,176        $      805,115
    Software Services                           96,258                     -
    Corporate                                    2,571                10,016
                                      ----------------      ----------------
               Total                    $    1,575,005        $      815,131
                                      ================      ================

     Total revenue for the first nine months increased $759,874, or 93%, from 2003 to 2004. This increase reflects the acceptance of the direct access online financial services model and the addition of LostView related revenue.

     Investment Services revenue increased $671,062, or 83%, from 2003 to 2004. The increase in revenue is primarily due to the continued development and launch of our RushTrade direct access on-line trading system. Overall market conditions may have also contributed to the overall increase in Investment Services revenue. We believe that this is a better reflection of our two core businesses and positions them as future profit centers.

     RushGroup Technologies, Inc., our financial technology development subsidiary, plans to license versions of the RushTrade direct access software and provide real-time financial data services to other broker/dealers and financial institutions which is expected to become a significant stream of revenue. There is an ongoing development initiative on the software to modify and enhance versions of the RushTrade software for licensing to this market, however we have not received any revenue from this source. We expect to be able to market the software to other entities in the third quarter of 2005. All of the Software Services revenue relates to the acquisition of LostView in the first quarter of 2004.

     Corporate revenue decreased from 2003 to 2004 primarily due to the sale of the URL www.gro.com for $10,000 in 2003. This was a one-time event. Corporate is not a significant source of revenue.

Expenses

     The following table sets forth the components of the Company's expenses for the periods indicated:

                                           Nine Months Ended September 30,
                                      --------------------------------------
              Expense                      2004                  2003
    ----------------------------      ----------------      ----------------
    Investment Services                 $    1,183,159        $      899,995
    Software Services                        1,196,615               524,566
    Corporate                                1,110,012               733,838
                                      ----------------      ----------------
               Total                    $    3,489,786        $    2,158,399
                                      ================      ================

     Total expenses increased $1,052,496 or 43%, from 2003 to 2004. Investment Services expenses increased 31%, or $283,164 and Corporate expenses increased 51%, or $376,174. Software Services expenses increased $672,049, or 128%.

     Investment Services expenses increased $283,164, or 31%, from 2003 to 2004. As Investment Service revenue increased the infrastructure needed to support the increase in revenue caused a related increase in expenses, but this was partially offset by the allocation of expenses that were charged to Investment Services in 2003 to Software Services in 2004. Additionally, 2003 expenses include a one time gain or sale of certain assets of $225,000.

     Software Services has ongoing development activity on the software to enhance its use to outside entities; however, we have not received any revenue from this source. In 2003 amortization for three quarters of capitalized software development cost was the only expense. Software Services expenses reflect the addition of the cost related to LostView in 2004 along with an allocation of other expenses that were charged to Investment Services in 2003.

     Corporate expenses increased $376,174, or 51%, from 2003 to 2004. This is primarily due to increased legal, accounting and other cost related to the 2004 offering which was withdrawn in September 2004, an increase in connection with a new consulting agreement that did not exist in 2003 and a one time loss on settlement of liabilities of $108,000 in 2004.

Net loss

     The following table sets forth the components of the Company's net loss for the periods indicated:

                                           Nine Months Ended September 30,
                                      --------------------------------------
         Net Income (Loss)                    2004                  2003
    ----------------------------      ----------------      ----------------
    Investment Services*                $      293,018        $      (94,880)
    Software Services                       (1,100,357)             (524,566)
    Corporate                               (1,107,442)             (723,822)
                                      ----------------      ----------------
               Total                    $   (1,914,781)       $   (1,343,268)
                                      ================      ================

*The net loss from investment services for the nine months ended September 30, 2003 includes $278,891 resulting from a gain on the sale of certain assets and a gain on the settlement of liabilities.

     Net losses increased $571,513 or 43%, from 2003 to 2004. Investment Services had net income of $293,018 in 2004 versus a net loss of $94,880 in 2003. The increase in Investment Services net income in 2004 reflects our repositioning as a real time financial technology development and direct access online financial services company which yields higher margins from a traditional financial services holding company which yield lower margins and reflects the continued increase in RushTrade revenues. Additionally, the Investment Services expenses decreased due to the allocation of communication and data related expenses to the Software Services segment in 2004 that were charged to the Investment Services segment in 2003. We believe this reallocation better reflects our two core businesses and the cost associated with them. The Software Services net loss increased $575,791 from 2003 to 2004. This increase is due to the reallocation of communication and data related expenses to the Software Services segment in 2004 that were charged to the Investment Services segment in 2003. Additionally, in 2004, the Software Services segment includes the activity of LostView. Corporate net loss increased from $723,822 to $1,107,442. The increase in the Corporate net loss is the result of increased legal, accounting and other costs related to the 2004 offering that was withdrawn in September 2004, an increase in consulting expense in connection with a new consulting agreement that did not exist in 2003 and a one time loss on settlement of liabilities of $108,000 in 2004.

Liquidity

    Cash Flows from Operating Activities - We incurred a net loss of $1,914,781 for the nine months ended September 30, 2004. This amount included non-cash expenses totaling $992,684. Cash flows from operating activities were increased by a decrease in receivables of $2,072, an increase in accounts payable of $64,069 and an increase in accrued expenses and other liabilities of $394,034 and decreased by an increase in prepaid expenses and deposits of $12,238; thus yielding a net cash flow used in operating activities of $474,160. We incurred a net loss of $1,343,268 for the nine months ended September 30, 2003. This amount included net non-cash expenses totaling $358,301. Cash flows from operating activities increased by an decrease in receivables of $18,690 and by a decrease in prepaids and deposits of $44,130 offset by a net increase in accounts payable and accrued expenses of $268,656 due to our lack of available cash; thus yielding a net cash flow used in operating activities of $653,491.

    Cash Flows From Investing Activities - Cash flow used in investing activities during the nine months ended September 30, 2004 was $139,089 from the capitalization of development costs related to the RushTrade direct access software RushTrade Back Office Tool and $12,211 from the purchase of equipment. This outflow was partially offset by the receipt of $4,446 of cash acquired in the acquisition of LostView. The net cash used by investing activities for the first nine months of 2004 was $146,754. Cash flow used in investing activities during the nine months ended September 30, 2003 was $82,586 from the capitalization of development costs related to the RushTrade direct access software RushTrade Back Office Tool. This outflow was offset by the receipt of $150,000 of proceeds from the sale of certain assets. The net cash provided by investing activities for the first nine months of 2003 was $67,414.

    Cash Flows from Financing Activities - During the nine months ended September 30, 2004, we raised $758,000 from the sale of common stock and $43,000 from the sale of 12% Senior Secured Convertible Bonds. Additionally, we paid $12,777 as payments on notes payable. During the nine months ended September 30, 2003, we raised $645,000 from the sale of 12% Senior Secured Convertible Bonds and received net advances from related parties totaling $80,000. These increases were off set by repayments of notes payable totaling $16,099 and a decrease in the Company's bank overdraft of $37,750 during the first quarter of 2003.

     Our cash and cash equivalents at September 30, 2004 were $338,397, and our current liabilities exceeded current assets by $2,588,641. Our requirements for normal cash expenditures, as well as costs for the further development of the proprietary on-line RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2004, our current liabilities exceeded our current assets by $2,588,641. Also, we incurred net losses from continuing operations of $3,131,636 in 2002, $2,475,947 in 2003, and $1,914,781
in the first nine months of 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We have taken several steps to increase cash through the use of borrowings and equity offerings. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and the Company sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Additionally, in the second quarter of 2004, an additional 406,666 shares were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

     On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000 shares of common stock. The offering was withdrawn on September 28, 2004 without raising any funds.

     Subsequent to closing the offering we commenced a private placement of common stock to raise operating capital. The offering closed in October 2004 and we sold 2,275,000 shares at an average price of $0.20 per share for total net proceeds of approximately $455,000. Additionally, in the fourth quarter of 2004, we sold an additional 800,000 shares for total net proceeds of approximately $160,000.

     At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. At the minimum funding level of the $635,000 raised in the September and October 2004 private placement we were able to bring some of our more pressing accounts payable current, provide some additional net capital to RushTrade, provide funds to litigate some of the litigation, provide for minimal system upgrades and provide some much needed working capital. If we are able to obtain additional funding of $2,000,000 in another private placement or other arrangements we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for many foreseeable contingencies.

     Our sales and marketing efforts are beginning to show results. We have grown from 190 accounts in January 2003 with approximately $10,000,000 in total assets producing about 3,400 trades, to 2,797 accounts in September 2004 with approximately $51,000,000 in total assets producing about 15,000 trades. Since the release of the RushTrade products in late 2002, the increases in new accounts, share/trade volume and customer account assets has driven our increased revenue. We believe that we have the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. There can be no assurances that the steps we have taken will result in our being able to settle our liabilities as they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.


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

     Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. A jury trial is set for January 24, 2005. We believe the range of possible loss is up to not more than $55,000. The Company has not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. Rushmore Agency and D. M. Moore, Jr. have filed a response disputing the claim, and a non-jury trial is set for February 10, 2005. We believe the range of possible loss is up to not more than $95,000. The Company has not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

     On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. A non-jury trial is set for April 5, 2005. At December 31, 2003 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount.

     RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at September 30, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

     RSC Proceedings. In the second quarter of 2004, we terminated the following matters, which were previously disclosed in the second quarter 10QSB filed on August 17, 2004:

          1. Eichhof, et al. v. Rushmore Securities Corporation; NASD Dispute Resolution Arbitration No. 02-07677;
          2. E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore;
          3. William E. McMahon v. Rushmore Securities Corporation, Chicago Investment Group, LLC, et al.

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

     During the third quarter of 2004 we issued 100,000 shares of common stock to settle an advance of $20,000 from a related party (valued at $20,000 based on the fair value of our common stock on the date of issuance). Holders of $15,000 of convertible bonds elected to convert their bonds into 68,181 shares of common stock, and $1,844 of accrued interest was converted into 8,384 shares of common stock. Additionally, 2,275,000 shares of common stock were issued for proceeds of approximately $455,000. An additional 125,000 shares of common stock (valued at $55,250 on the date of issuance) were issued for consulting services.

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

     b.      Reports on Form 8-K.

     On October 12, 2004 the Company filed a Current Report on Form 8-K reporting a sale of unregistered equity securities.

     On November 5, 2004 the Company filed a Current Report on Form 8-K reporting its Monthly Trade Volume Press Release.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Rush Financial Technologies, Inc.

Dated: November 15, 2004            By /s/ Dewey M. Moore, Jr.
                                    -----------------------------------
                                    Dewey M. Moore, Jr.
                                    Chief Executive Officer

Dated: November 15, 2004            By /s/ Randy Rutledge
                                    -----------------------------------
                                    Randy Rutledge
                                    Chief Financial Officer