Form 10QSB/A
period 2004-03-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2004-11-24
CIK 884892

UNITED STATES
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

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

                           CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                        March 31,     December 31,
                                  ASSETS                                                  2004            2003
                                                                                      ------------    ------------
Current assets
         Cash and cash equivalents                                                    $    148,951    $    171,088
         Accounts receivable                                                                43,154          17,008
         Prepaid expenses and deposits                                                      93,337          84,043
                                                                                      ------------    ------------
             Total current assets                                                          285,442         272,139
                                                                                      ------------    ------------

Capitalized software development costs, net of accumulated amortization                  1,145,184       1,288,245
Property and equipment, net of accumulated depreciation                                     82,457          81,359
Intangibles, net                                                                           340,953         213,500
Deferred financing fees, net                                                                16,166          19,630
Goodwill                                                                                   200,247            --
                                                                                      ------------    ------------
             Total assets                                                             $  2,070,449    $  1,874,873
                                                                                      ============    ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                                             $    804,271    $    788,826
         Accrued expenses and other liabilities                                          1,187,580         967,817
         Common stock pending issuance (including $513,045 to related parties)                --         1,007,319
         Liabilities acquired in 2001 acquisition                                          332,098         332,098
         Notes payable                                                                      26,387            --
         Convertible notes payable to related parties                                      185,000         185,000
         Advances from related parties                                                      55,000          55,000
                                                                                      ------------    ------------
             Total current liabilities                                                   2,590,336       3,336,060
                                                                                      ------------    ------------

Long-term notes payable                                                                       --            31,452

Convertible notes payable (including $130,867 and $122,007 due to related parties),
         net of unamortized debt discount of $5,683 and $15,872, respectively              294,317         284,128

Convertible bonds payable, net of unamortized debt discount of $49,884
             and $107,649, respectively                                                    462,116         564,351
                                                                                      ------------    ------------
             Total liabilities                                                           3,346,769       4,215,991
                                                                                      ------------    ------------

Commitments and contingencies

Shareholders' deficit
         Preferred stock - cumulative; $10 par value; 14,063 shares
             issued and outstanding; liquidation preference of $10 per share               140,630         140,630
         Preferred stock - convertible cumulative; $10 par value; 54,480
             shares issued and outstanding, liquidation preference of $10 per share        544,800         544,800
         Common stock - $0.01 par value, 50,000,000 shares authorized;
             18,261,934 and 9,960,444, shares issued and outstanding, respectively         182,619          99,604
         Common stock subscriptions receivable                                              (3,277)         (3,277)
         Common stock issued for assets not yet received                                      --           (36,000)
         Additional paid in capital                                                     14,465,122      12,768,184
         Accumulated deficit                                                           (16,606,214)    (15,855,059)
                                                                                      ------------    ------------
             Total shareholders' deficit                                                (1,276,320)     (2,341,118)
                                                                                      ------------    ------------
             Total liabilities and shareholders' deficit                              $  2,070,449    $  1,874,873
                                                                                      ============    ============


        See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2004 and 2003
                                   (unaudited)

                                                        2004           2003
                                                    ------------   ------------
Revenue:
        Investment services                         $    528,991   $    173,798
        Software services                                 44,790           --
                                                    ------------   ------------
                     Total revenue                       573,781        173,798

Expenses:
        Investment services                              464,378        116,996
        Software services                                268,876           --
        General and administrative                       254,897        382,053
        Depreciation and amortization                    208,392        194,271
        Loss on settlement of liabilities                 25,030           --
                                                    ------------   ------------
                     Total expenses                    1,221,573        693,320
                                                    ------------   ------------

Operating loss                                          (647,792)      (519,522)

Other expenses:
         Interest expense                               (103,363)       (36,084)
                                                    ------------   ------------


 Net loss                                           $   (751,155)  $   (555,606)
                                                    ============   ============


Basic and diluted net loss per share attributable
         to common shareholders  shareholders       $      (0.05)  $      (0.06)
                                                    ============   ============

Weighted average common shares outstanding,
         basic and diluted                            16,833,181      9,698,710
                                                    ============   ============




           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2004 and 2003
                                   (unaudited)

                                                                                2004           2003
                                                                            -----------    -----------
Cash flows from operating activities:
     Net loss                                                               $  (751,155)   $  (555,606)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Common stock issued for compensation and services                      25,245           --
          Depreciation and amortization                                         186,392        188,438
          Loss on settlement of liabilities                                      25,030           --
          Amortization of deferred financing fees                                 3,464          3,464
          Amortization of debt discount                                          67,954          2,946
          Amortization of intangible                                             22,000          5,833
          Change in assets and liabilities, net of effect of acquisition:
              (Increase) decrease in assets:
                  Accounts receivable                                           (13,533)        (5,092)
                  Prepaid expenses and deposits                                  (9,294)        52,817
               Increase in liabilities:
                 Accounts payable                                                13,454         49,427
                 Accrued expenses and other liabilities                         226,621         67,510
                                                                            -----------    -----------
Net cash used in operating activities                                          (203,822)      (190,263)
                                                                            -----------    -----------

Cash flows from investing activities:
     Cash acquired in acquisition                                                 4,446           --
     Purchase of equipment                                                       (5,678)          --
     Capitalization of software development costs                               (30,018)       (26,814)
                                                                            -----------    -----------
Net cash used in investing activities                                           (31,250)       (26,814)
                                                                            -----------    -----------

Cash flows from financing activities:
     Bank overdraft                                                                --            6,327
     Proceeds from sale of common stock                                         175,000           --
     Payments on notes payable                                                   (5,065)        (7,375)
     Advances from related parties                                                 --           95,000
     Proceeds from convertible bonds                                             43,000         65,000
                                                                            -----------    -----------
Net cash provided by financing activities                                       212,935        158,952
                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                       (22,137)       (58,125)
Cash and cash equivalents at beginning of period                                171,088         64,278
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   148,951    $     6,153
                                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $      --      $      --
     Cash paid for income taxes                                             $      --      $      --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividend accrued                                       $    15,422    $    17,560
     Preferred stock converted into convertible bonds                       $      --      $    85,000
     Common stock issued as payment for accrued interest
          and accrued dividends                                             $    47,310    $      --
     Common stock issued in the Lostview acquisition                        $   337,500    $      --
     Receipt of asset purchased with common stock                           $    36,000    $      --
     Conversion of bonds into common stock                                  $   203,000    $      --
     Common stock issued for pending issuances                              $ 1,007,319    $      --


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Information

     The  financial  statements  included  herein  have  been  prepared  by Rush
Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly the Company's financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto as of and for the year ended December 31, 2003, included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003.

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

     The Company has taken several steps to increase cash by the use of borrowings and equity. In February 2004, the Company commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and the Company sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Additionally, in the second quarter of 2004, the Company sold an additional 401,666 shares for total net proceeds of approximately $128,000.

     On May 4, 2004, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. The Company retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell the common stock of the Company on a "best efforts" basis which is contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000 shares of common stock. The offering was withdrawn on September 28, 2004 without raising any funds.

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

3.   Industry Segment Information

Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RushTrade offers broker/dealer services, and its operations have been included in the Investment Services segment. The Software Services segment is comprised of RushGroup Technologies, Inc., formerly RushTrade Software Services, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to become a new stream of revenue for us. There is ongoing development activity on the software to enhance its use to outside entities; however, we have received only minimal revenue to date related to the Software Services segment. During the first six months of 2002 we did not incur any expenses related to this source since all direct costs related to this activity were being capitalized.

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

     The  following  summarizes  the  Company's   identifiable  assets,  capital
expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                  March 31,
                                --------------------------------------------
    Identifiable Assets                2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $         181,043       $         345,626
Software Services                         1,764,375               1,723,458
Corporate                                   125,031                  71,020
                                --------------------    --------------------
           Total                  $       2,070,449       $       2,140,104
                                ====================    ====================

                                        Three Months Ended March 31,
                                --------------------------------------------
   Capital Expenditures                2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $               -       $               -
Software Services                            30,018                  26,814
Corporate                                     5,678                       -
                                --------------------    --------------------
           Total                  $          35,696       $          26,814
                                ====================    ====================

                                        Three Months Ended March 31,
     Depreciation and           --------------------------------------------
       Amortization                    2004                    2003
----------------------------    --------------------    --------------------
Investment Services               $           7,632       $           9,782
Software Services                           173,672                 172,911
Corporate                                    27,088                  11,578
                                --------------------    --------------------
           Total                  $         208,392       $         194,271
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

Allocation of Purchase Price

     Following is a summary of the amounts assigned to the assets and liabilities of LostView:

      Cash                                                    $     4,446
      Accounts receivable                                          12,612
      Property and equipment                                        8,733
      Goodwill                                                    200,247
      Employment agreement                                         63,453
         (1 year amortization period)
      Intellectual Property (3 year amortization period)           50,000
      Accounts payable                                             (1,991)
                                                              -----------

      Total purchase price                                       $337,500
                                                              ===========

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions discussed above had occurred at January 1, 2003:

                                                        For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   ------------    ------------
  Revenues                                         $    605,668    $    177,890
  Net loss attributed to common shareholders       $   (766,577)   $   (573,166)
  Net loss per share attributed to common
          shareholders, basic and diluted          $      (0.04)   $      (0.05)
  Weighted average shares outstanding, basic and
          diluted                                    17,311,203      10,448,710

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

     During the three months ended March 31, 2004, $203,000 of Bonds converted into 989,664 shares of common stock and at March 31, 2004 Bonds payable totaled $462,116 net of unamortized debt discount of $49,884.

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

     During the first quarter of 2004, the Company also issued 5,851,833 shares of common stock to settle pending issuances from 2003.

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

     In the second quarter of 2004, we terminated the following matters, which were disclosed in the second quarter 10QSB filed on August 17, 2004:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

     We have taken several steps to increase cash through the use of borrowings and equity. In February 2004, we commenced a private placement of common stock to raise operating capital. The offering closed in March 2004, and we sold 538,178 shares at an average price of $0.32 per share for total net proceeds of approximately $175,000. Subsequent to the end of the quarter, approximately $128,000 was received under this placement for 401,666 shares that were sold to subscribers at an average price of $0.32, for total offering proceeds of $303,000.

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

     Our second target group of customers is expected to be persons and firms to license versions of RushGroup software, which is still in development. See "Growth Strategy" on page 17.

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

     The number of RushTrade customer accounts and corresponding customer assets has grown as follows:

               Total     Securities       Cash         Total        Margin         Total
    Date     Accounts       Value        Balance       Assets        Debt          Equity
 -------------------------------------------------------------------------------------------
   9/30/02       95     $ 1,492,474   $1,671,317     $3,163,790      $(27,651)  $3,136,139
  12/31/02      140       4,335,121    1,984,429      6,319,549      (318,152)   6,001,397
   1/31/03      190       5,608,639    4,501,291     10,109,930      (829,355)   9,280,575
   2/28/03      225      10,415,611    5,188,474     15,604,085    (1,426,446)  14,177,639
   3/31/03      301      11,552,613    4,803,235     16,355,848    (1,169,472)  15,186,375
   4/30/03      421      14,054,217    6,765,568     20,820,086    (1,169,472)  19,351,607
   5/31/03      522      15,434,623    8,304,606     23,739,229    (1,799,998)  21,939,231
   6/30/03      636      18,794,159    9,141,242     27,935,402    (2,598,923)  25,336,479
   7/31/03      751      20,419,951    9,993,480     30,413,430    (2,701,092)  27,712,338
   8/31/03      856      22,312,506   10,612,005     32,924,511    (3,148,393)  29,776,118
   9/30/03     1,001     20,740,815   10,992,947     31,733,762    (2,075,382)  29,658,382
  10/31/03     1,116     21,590,111   11,396,924     32,987,035    (1,261,640)  31,725,398
  11/30/03     1,185     23,325,859   12,693,979     36,019,838    (1,467,801)  34,552,041
  12/31/03     1,272     27,818,441   12,940,421     40,758,862    (1,811,751)  38,947,116
   1/31/04     1,465     28,824,596   14,083,292     42,907,889    (2,090,120)  40,817,774
   2/29/04     1,630     31,161,088   13,797,508     44,958,596    (2,327,977)  42,630,627
   3/30/04     1,798     31,222,653   16,627,495     47,850,149    (2,342,976)  45,507,172


     The following table shows the 2003 and through March 2004 activity level of the RushTrade Securities, Inc. customer base:

                  For the            Number            Number
                  Month of          of Trades        of Shares
               ---------------     -----------     ------------
               January 2003             3,414        3,596,532
               February 2003            3,851        3,583,894
               March 2003               4,521        3,039,325
               April 2003               7,019        4,242,451
               May 2003                 8,178       10,029,062
               June 2003               11,054        8,772,640
               July 2003               10,839       11,632,790
               August 2003             10,112       12,672,975
               September 2003          13,315       32,177,054
               October 2003            15,700       39,072,872
               November 2003           14,746       54,738,776
               December 2003           16,311       47,055,892
               January 2004            18,362       69,948,879
               February 2004           16,270       46,033,738
               March 2004              20,307       78,024,289

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

     Investment Services revenue increased $355,193, or 204%, from 2003 to 2004. The increase in revenue is primarily due to our efforts to concentrate on the continued development, launch and marketing of the RushTrade direct access on-line trading system. The RushTrade business unit continues to show revenue growth from quarter to quarter. For the quarter ending March 31, 2003 RushTrade revenue was $95,925 compared to $519,018 for the same period in 2004, an increase of $423,093 or 441%. The current period revenue increased $108,815 over the quarter ending December 31, 2003, where RushTrade revenue was $420,176, an increase of almost 26%. We expect revenues from the RushTrade business unit to continue to increase during the remainder of 2004. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

     RushGroup Technologies, Inc., our financial technology development subsidiary, had revenue of $44,790, an increase of $44,790 from 2003 to 2004. The increase is due to the acquisition of LostView and its related sources of revenue. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop for our own proprietary internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

     RushTrade began to add direct access online accounts in mid to late 2002 as we moved from beta test to product launch. From the date of our initial marketing efforts through year-end 2003 the RushTrade software has produced total revenue of $1,170,610. For the first quarter 2004 revenue was $462,915. First quarter revenue is almost 44% of the total revenue received in 2003. If first quarter revenue were annualized, 2004 revenue would be approximately $1,850,000 without additional growth. Because of the intercompany relationship, RushGroup is not charging RushTrade the software license fees that it would an unrelated third party. Nonetheless, the RushTrade revenues are a direct consequence of the RushGroup software asset and we believe have more than validated the asset value we carry on our balance sheet.

     Although the RushGroup software products are not yet ready for deployment, the additional revenue stream from RushGroup that management expects to develop in the future is for the sale and licensing of the software to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms when they are ready for deployment. While there remain additional development requirements, and we continue to enhance and strengthen our various software applications, management expects RushGroup software services and licensing potential to be a new source of revenue in the future.

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

     Investment Services expenses increased $138,584, or 42%, from 2003 to 2004. In general this is attributable to the increase in marketing related cost associated with the new RushTrade business model and the increase in transaction based expenses. In 2003 advertising cost related to the acquisition of new RushTrade customer accounts was approximately $8,000 compared to over $90,000 in 2004, an increase of $82,000. From 2003 to 2004, transactions based cost increased due to the increase in shares traded from approximately 10,000,000 to over 220,000,000. We are continuing to execute our business plan and accordingly we expect the number of employees focused on sales, marketing, and business development activities to increase in future periods which would cause an increase in the related compensation and benefits expenses. We do not anticipate a proportionate increase in the number of administrative personnel. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales resources. Discontinuing retail sales, RSC and Rushmore Insurance Services, has caused our revenue from this source to continue its decline. Retail sales for the period ending March 31, 2004 was $10,048 compared to $76,751 for the same period in 2003, and $1,423,147 in 2002. We expect residual revenue to continue to decline as the underlying revenue-producing stream continues to deplete.

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

     Corporate expenses increased $187,311, or 84%, from 2003 to 2004. In part this is due to an increase in amortization of deferred financing fee, debt discount and intangibles of $93,000, cost related to the shareholders meeting of $32,000, an increase in accounting fees of $15,000, an increase in legal expenses of $37,000 and an increase in payroll of $26,000.

     We have an estimated federal and state payroll tax obligation of $255,589 at March 31, 2004. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first, second and fourth quarters of 2003, along with the first quarter of 2004 in addition to an estimated accrual for interest and penalties. There is no obligation for the third quarter, as these taxes have been submitted. This amount is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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
                                    ================    ================

Net losses increased $195,549, or 35%, from 2003 to 2004. The net income (loss) from Investment Services increased from a loss of $149,975 to income of $56,981 or 138% from 2003 to 2004. This in part is a reflection of the margins offered by the direct access online business model. Software Services net loss increased $224,847, or 130% from 2003 to 2004. This is due in part to the increase in infrastructure to support the increased activity levels. Corporate net loss increased from $232,720 to $410,378. The increase in Corporate net loss is in part due to the Company's loss on the settlement of liabilities of $25,030, an increase of $15,000 in accounting fees, $32,000 for the shareholder meeting held on January 26, 2004, $37,000 in legal expenses, and the amortization of deferred financing fee, debt discount and intangibles totaling $93,418.

Liquidity

    Cash Flows from Operating Activities - We had a net loss of $751,155 for the quarter ended March 31, 2004. This amount was adjusted for non-cash expenses totaling $330,085, as well as an increase in accrued expenses and accounts payable of $240,075 and offset by an increase in accounts receivable and other assets of $22,827; thus yielding a net cash flow used in operating activities of $203,822. Although our net loss in the quarter ending March 31, 2004 increased $195,549 from the same quarter in 2003, we believe that we should be cash flow positive in the fourth quarter of 2004. We believe that as we continue to execute our business plan and if we are able to maintain our current revenue growth rate, we have the necessary infrastructure to support customer accounts that will enable us to become cash flow positive in the fourth quarter of 2004. Our operating margins are such that with current revenue growth we will be able to meet fixed costs and our current customer support levels will support a profitable operation.

     We had a net loss of $555,606 for the quarter ended March 31, 2003. This amount was adjusted for non-cash expenses totaling $200,681, as well as an increase in receivables of $5,092 offset by a decrease in prepaids and deposits of $52,817 and an increase in accounts payable and accrued expenses of $116,937; thus yielding a net cash flow used in operating activities of $190,263.

     Cash Flows From Investing Activities - Cash flow used in investing activities during the quarter ended March 31, 2004 was $31,250, due to capitalizing $30,018 in development costs related to the RushTrade direct access software, purchasing various fixed assets for $5,678 and from cash acquired in the acquisition of LostView totaling $4,446.

     Cash flow used in investing activities during the quarter ended March 31, 2003 was $26,814, due to capitalizing $26,814 in development costs related to the RushTrade direct access software Back Office Management Tool.

     Cash Flows from Financing Activities - During the quarter ended March 31, 2004, we raised $175,000 from the sale of common stock, $43,000 from the sale of the Bonds and paid $5,065 as payments on notes.

     During the quarter ended March 31, 2003, we raised $65,000 from the sale of 12% Senior Secured Convertible Bonds and had advances from related parties totaling $95,000. We also had an increase in its bank overdraft of $6,327 during the first quarter of 2003. These increases were off set by repayments of notes payable totaling $7,375.

     The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2004, we had $2,590,336 in current liabilities, and current assets of $285,442. Also, we had net losses of $2,475,947 in 2003 and $3,131,636 in 2002, and $751,155 in the first quarter of
2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     We are presently engaged in several legal proceedings, more fully described on page 24, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $1,050,000. We would be unable to pay the claims in total in the short term.

     We have been unable to meet many of our obligations as they have become due. We have two convertible notes due to a related party that are past due. The convertible notes were convertible into the Bonds at the option of the holder. The holder failed to exercise his conversion and the Bonds are completely subscribed. We are in discussion with the holder to repay, and we have agreed to repay this note. Failure to negotiate repayment or conversion on terms favorable to us will severely and adversely affect our liquidity.

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

     In the second quarter of 2004, we terminated the following matters, which were disclosed in the second quarter 10QSB filed on August 17, 2004:

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

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On January 26, 2004 the Company held the annual stockholders' meeting. Proxies representing 7,513,935 of 9,960,396 shares eligible to vote were present. The security holders voted to approve the following:

          1) To elect two classes of three members of the Board of Directors. All six directors were affirmed as follows:

                 Directors            For        Against     Abstain
               -----------------------------------------------------
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

          On May 6, 2004, the Company issued a press release announcing it filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for a secondary offering of up to 10,000,000 shares of its common stock (excluding shares which may be sold pursuant to the Placement Agent's over- allotment option). The offering was withdrawn on September 28, 2004 without raising any funds.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rush Financial Technologies, Inc.

Dated: November 23, 2004                    By /s/ Dewey M. Moore, Jr.
                                            ------------------------------------
                                            Dewey M. Moore, Jr.
                                            Chief Executive Officer

Dated: November 23, 2004                    By /s/ Randy Rutledge
                                            ------------------------------------
                                            Randy Rutledge
                                            Chief Financial Officer