Form 10KSB
period 2004-12-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2005-04-15
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934
                   For the fiscal year ended December 31, 2004

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

                  Yes [X]                            No [ ]

     The registrant's revenues for its most recent fiscal year were $2,200,368.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2005: $3,621,961.

     At March 31, 2005, the registrant had outstanding 26,956,662 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                            No [X]

                                Table of Contents

                                                                            PAGE
                                     PART I

Item 1.    Description of Business                                           3

Item 2.    Description of Property                                           15

Item 3.    Legal Proceedings                                                 16

Item 4.    Submission of Matters to a Vote of Security Holders               16

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small
           Business Issuer Purchases of Equity Securities                    18

Item 6.    Management's Discussion and Analysis or Plan of Operation         20

Item 7.    Financial Statements                                             F-1

Item 8.    Change in and Disagreements with Accountants on Accounting and    32
           Financial Disclosure

Item 8A.   Controls and Procedures                                           32

Item 8B.   Other Information                                                 33

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant                34

Item 10.   Executive Compensation                                            34

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   34

Item 12.   Certain Relationships and Related Transactions                    34

Item 13.   Exhibits and Reports on Form 8-K                                  34

Item 14.   Principal Accountant Fees and Services                            35

           Signatures                                                        36

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

                                     PART I
Item 1.   Description of Business

Overview

       Rush Financial Technologies, Inc., dba RushTrade(R)Group ("RSHF," "RushTrade Group," "Rush," "we," "our" or the "Company"), is a holding company that operates through two primary subsidiaries: a real-time financial technology development company, RushGroup Technologies, Inc., ("RushGroup") and a new generation direct-access online brokerage firm, RushTrade Securities, Inc., ("RushTrade").

       RushGroup Technologies, Inc., ("RushGroup") is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

       RushTrade Securities, Inc., ("RushTrade") is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations. For more information about RushTrade and our products, please visit www.rushtrade.com and www.rushgroup.com.

       We were originally founded in 1990, commencing operations in March 1991 as Rushmore Capital Corporation, a traditional financial services company and grew rapidly from a start-up into a retail brokerage organization with a nationwide account base and network of agents and registered representatives, completing our Initial Public Offering (IPO) on the NASDAQ SmallCap Market at $5.50 per share in April 1998. Less than one year later, on February 10, 1999, upon the announcement of RushTrade, our common stock soared 422% as the NASDAQ's

"Top Gainer," becoming the first publicly traded company to offer direct-access order routing to retail customers. In 1997, prior to our IPO, we changed our name to Rushmore Financial Group, Inc., and on January 26, 2004 to our current name, Rush Financial Technologies, Inc. to more accurately reflect our repositioning as a real-time financial technology development company and direct access online brokerage firm. We are headquartered in Dallas, Texas, and our common stock is traded on the OTC.BB market under the symbol "RSHF."

       In 1999, we embarked on a multi-million dollar proprietary technology development initiative in response to the burgeoning market for real-time financial technologies and direct-access online trading and moved quickly to acquire the technology assets of Block Trading, Inc. of Houston, Texas. During this period, management divested and redeployed assets in an aggressive re-positioning strategy, redirecting our emphasis away from the traditional retail brokerage business with its lower operating margins to capitalize on the rapidly expanding market for real-time financial services technologies and direct-access online trading that is revolutionizing the online brokerage and institutional trading industry.

       After more than three years of development and successful beta testing, RushTrade Group launched its technology platform in 2003 under its RushTrade(R) brand, offering multi direct-access software applications to meet the needs of active online investors, semi-professional traders, institutional traders and portfolio managers. RushGroup provides real-time market data and the highest quality of trade executions in U.S. equities with direct-access routes to all major exchanges and ECNs, streaming real-time quotes, charts, news, research, and other advanced trading and portfolio management tools.

       The RushTrade Group business model integrates a multi-channel, multi-product offering with a state-of-the-art technology and a high gross margin, low cost operational infrastructure. RushTrade's sales and marketing programs, strategic alliances and potential licensing arrangements drive RushTrade Group's growth strategy.

Products

       RushGroup has exclusively developed and supports several proprietary products: RushTrade Direct, a Level I browser-based product, RushTrade Direct Plus, a streaming Level I software-based product, and RushTrade Direct Pro, a Level II software-based product. RushGroup offers real-time financial services technologies, direct access trading applications, and Advanced Order Management Systems (OMS), to the online brokerage and institutional trading industry. RushGroup's products have been fully validated in the market, having executed a total share market value of over $2.3 billion in its first year of operations.

       RushTrade, along with other providers, was featured in Bear Stearns' Financial Technology report dated August 2004 and has also been featured in Barron's and in Active Trader magazine. In the Barron's March 8, 2004 Online Brokers Survey, RushTrade was rated "...among the Best Direct-Access Brokers for Active Traders." In the March 7, 2005 issue of Barron's, awarded RushTrade its Four Star Rating. RushTrade provides customers direct-access to the markets, electronically bypassing third party Market Makers in most cases. In contrast, most on-line brokerage firms route orders to the firm's Market Maker desk or to third party wholesalers with "payment for order flow" arrangements that normally inhibit the customer's price, speed and quality of execution.

       With portfolio management tools that include real-time "straight-through" posting of trade positions and account balances, the technological advancements made in RushTrade Direct Pro software constitute the third generation (3G) trading software that is much more efficient than that of the traditional online firms. RushGroup's software is thin and efficient compared to older "legacy" software trading platforms and we believe our data center can host 200% to 300% more users per server than our competitors.

Technology

       RushGroup's Technology Unit and Software Development Team align well with its strategic direction to expand rapidly in the financial technology and direct access online trading space. As evidenced by our rapidly increasing customer accounts, trade volumes and revenue, RushGroup continues to strengthen its product offerings and bolster its market presence.

       RushGroup's Data Service Center processes and delivers real-time market data, quotes, charts, advanced studies, etc., and its "Execution Server," utilizing DART, a proprietary intelligent or "smart" order routing technology which has connections to the major Exchanges and Electronic Communications

Networks ("ECN's"), empowers customers, in most cases, to bypass the "middlemen" or Market Makers that seek to profit from customer order flow. Within milliseconds, DART automatically scans the available market for the best price and routes the order to that particular market participant. RushTrade's marketable limit orders are usually routed, executed and filled in less than 1-2 seconds.

       Developed by RushGroup's software engineers in collaboration with experienced traders, DART's "smart" order routing is accomplished by an innovative proprietary trading algorithm along with other proprietary features. RushGroup currently has under development additional Advanced Order Types and systems with OTO and OCO functionality, as well as other trade management and portfolio risk management tools.

Market Opportunity

       Demographic shifts and new technologies always drive change; electronic brokerage, electronic clearing and electronic order matching is changing the retail brokerage and institutional trading industry. In addition, recent regulatory actions are opening up new opportunities for RushGroup's products and services. Various regulatory agencies are requiring modifications to long-established practices such as "payment-for-order-flow" between market makers, "soft dollar" arrangements to trading firms in exchange for research coverage, and more disclosure and transparency in other trading practices.
RushTrade Group is positioning itself to benefit from the convergence of these industry trends and regulatory changes. We believe that new technologies have begun to erode the dominance previously enjoyed by a few large players such as Bloomberg, Sunguard, ILX/Thompson, and Reuters. New market opportunities have emerged for new providers like RushGroup, who can more efficiently and cost effectively deliver financial tools and information.

       We believe that RushTrade will be able to capitalize on these market opportunities with its easy-to-use, multi-product offering, and low cost operational infrastructure, and therefore can position itself as a low cost leader in the direct access market.

       Today, electronic and algorithmic trading is becoming a dynamic force representing over one-third of total trading volume on the New York Stock Exchange and NASDAQ. According to Bear Stearns & Co. Inc., at the beginning of 2003, there were over 20.5 million online retail trading accounts in the U.S., up 8% from 19 million in 2002, which was up from 17.4 million, an increase of 20% from 2001. "Semi-professionals" accounted for 83% of this trading volume.

       According to Active Trader, an industry magazine, many trade experts expect "direct-access to become an increasingly large part of trading operations and hedge funds in the U.S. and abroad and continue to dominate retail day trading with order volumes to steadily increase the next few years." With superior functionality and ease of use, we believe RushTrade's multi-product offering can maximize market opportunity. With a low cost operational infrastructure and a highly motivated and effective sales and customer service support team, RushTrade is positioning itself to penetrate receptive markets in both retail direct access online space as well as the institutional market.

Growth Strategy

       RushTrade Group has two core businesses and a multiple product offering with various channels of distribution. Our growth strategy is to acquire "active trader" customers through strategic alliances and implementing a low cost "guerrilla" sales and Internet marketing strategy. To maximize its effectiveness, this advertising program employs, among other things, the use of a targeted keyword Internet search and a timing strategy that is more cost efficient than traditional advertising programs. RushTrade coordinates web-advertising programs on Google, CBS Market Watch, Big Charts, Kiplinger, Yahoo Finance, and others, which drives to its web domains, www.daytrade.com and www.rushtrade.com, the web traffic that generates most of its current sales leads. As it prepares to launch its products and services in the institutional marketplace, RushTrade Group believes that it can position itself as a low cost leader in the retail direct access "space."

       The RushTrade business unit is currently driving the Company's revenue growth. Later in 2005, we expect RushGroup to produce an additional revenue stream by licensing versions of the RushGroup software products and by providing real-time financial data services to other brokerage firms and financial institutions. Eventually, RushGroup is expected to take the lead in the Company's consolidated revenue growth by offering, to the institutional market, a $14 billion industry, a new-age platform that is efficient and extremely price competitive. As the industry consolidates both vendors and costs, we believe that RushTrade Group can position itself to gradually weaken the market share of the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

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

       Online Trading Academy ("OTA") is an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. OTA is a recognized leader in the unique educational niche of live Direct Access Trading education. Using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction, and to make the education even more attractive, we reimburse OTA's students' tuition by offering commission discounts at RushTrade. The agreement calls for a revenue sharing arrangement with NexportX.com, the broker dealer affiliate of OTA, whereby RushTrade is to pay 50% of its net revenue after clearing charges and other costs to NewportX on a monthly basis. The agreement is for a three-year term with a provision for annual renewals upon agreement by the parties. Currently, customer accounts from OTA account for less that 10% of our customer accounts and approximately 20% of our trade volume and revenue. We account for the revenue as RushTrade transaction based revenue and the revenue sharing portion as a commission or customer acquisition cost expense. An amendment to the agreement was executed in 2002 that substituted the revenue sharing provision by the acquisition of 150 customer accounts in exchange for our common stock, which is more fully described in the Notes to Financial Statements on page F-8. We believe this relationship allows us to acquire high quality customers, trained on the RushTrade software platform, and enhances the knowledge and effectiveness of the individual trader and therefore the longevity of our customer.

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

       Strategic alliances and business development account for approximately 40% of RushTrade's trade volume and revenue. As these are a key component of our growth strategy, we are aggressively pursuing additional relationships such as these.

       Our other subsidiaries and former business units are inactive, except for residual revenues and certain legal proceedings.

Significant Events

       We have an estimated federal and state payroll tax obligation of $442,697 at December 31, 2004. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003 and all four quarters of 2004, in addition to an estimated accrual for interest and penalties. There is no obligation for the first and third quarters, as these taxes have been submitted. These amounts are included in the accompanying consolidated balance sheets as a separate line item.

Websites

       We maintain  several websites for general  information  about the Company
and   marketing   of  the  various   software   products.   The   websites   are
www.rushfintech.com, www.rushtrade.com, www.rushgroup.com and www.daytrade.com.

SEC filings

       At present, many but not all of our SEC filings are on our website. We are not an Accelerated Filer as defined in Section 12b-2 of the Act, but we intend to make all of our required filings available on our website in the future as they become due. We have not posted filings that were made prior to mid year 2004.

Employees

       We have a total of 20 employees located in our offices in Dallas, Texas. Nineteen of these are full time employees and one is a part-time employee. There are four employees in the corporate area, nine full time employees and one part time employee in RushTrade, and seven full time employees in RushGroup.

Regulation

       Our business is subject to a high degree of regulation. The securities business is one of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on our operations.

       RushTrade is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect RushTrade's books and records to determine compliance with laws applicable to securities dealers. Under the rules of the SEC and NASD, broker/dealers are required to maintain varying levels of net capital. Any deficiencies in net capital due to losses or otherwise can result in regulatory action including fines, suspensions and sanctions. At December 31, 2004, RushTrade had net capital of $36,295 and net capital requirements of $5,000. RushTrade's ratio of aggregate indebtedness to net capital was 4.34:1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1. RushTrade is not the subject of any regulatory deficiencies or legal proceedings with any regulatory authority.

       Our management is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on our officers and employees, review and approval of business methods, compensation structures, advisory agreements and advertising.

       In December 2003, RSC, a separate broker-dealer subsidiary of the Company, filed Form BD/W with the NASD and is no longer subject to the net capital requirement. Our decision to discontinue the operation of RSC was based upon a desire to transition away from the traditional retail brokerage business with its lower operating margins and the inherent risks of outside independent registered representatives offering advice and recommendations. RSC no longer solicits or accepts new customer accounts and no longer operates as a broker-dealer. In May 2002, the NASD along with the SEC commenced a joint examination of RSC. RSC has submitted its response to the SEC and to the NASD. Management has, as a result of these examinations, accrued a $25,000 liability to account for a further possible fine against RSC. Beyond such fine, these actions are not expected to affect our ongoing operations in RushTrade, which is a separate and unrelated broker/dealer.

RISKS RELATED TO OUR COMPANY

Our independent auditors issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

       Our independent auditor's opinions on our 2004 and 2003 financial statements include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. For the past three years or more, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.

       There can be no assurance that management's plans to become cash flow positive during 2005 will be successful or what other actions may become necessary. We have been successful raising limited amounts of capital in the past; however, if we are unsuccessful in raising additional capital, we may need to reduce the level of our operations, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations.

We have a history of net losses and will need additional financing to continue as a going concern.

       We have incurred recurring operating losses throughout our history and have a working capital deficiency. We used cash in operations of approximately $1,008,000 during the year ended December 31, 2004. We had a cash balance of approximately $344,000 at December 31, 2004, and current liabilities exceeded current assets by approximately $2,426,000 at December 31, 2004. We incurred a net loss of $2,496,637 in 2004 and $2,475,947 in 2003. We had a shareholders' deficit of approximately $1,548,000 at December 31, 2004. We have been and continue to be dependent upon outside financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. During 2004 we received $1,378,251 from the sale of restricted common stock, and during 2003 we received $794,500 from borrowings (including $12,500 from related parties). We may need to seek similar funding in the future, but there can be no assurance that such financing will be available, or if available, on terms that we would be willing to accept.

       Our primary cash flow strategy is to increase cash flow from the execution of our operating plan that relies primarily upon the monthly subscription fees to be received from the licensing of RushTrade Direct Pro software and collect commission revenue from RushTrade customer accounts. To date we have received minimal license fees from licensing our software to third parties.

We have substantial cash needs for accrued payroll taxes and past due debt.

       At December 31, 2004, we had an accrued payroll tax obligation of approximately $443,000 and past due debt of approximately $185,000. We have an additional $300,000 of convertible debt becoming due in April 2005. If we are unable to arrange suitable payment arrangements or negotiate an extension of our debt repayments we may need to seek additional funding, but there can be no assurances that funding will be available, or if available, on terms that we would be willing to accept.

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

       We are currently involved in certain legal proceedings and, from time to time, we may be subject to additional legal claims. Those include actions for regulatory non-compliance, customer complaints and failure to meet financial obligations. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of valuable capital to pay defense costs, settlements, fines and judgments. Total pending claims against Rush and its subsidiaries are approximately $250,000. Depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

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

       We have been subject to substantial fluctuations in quarterly net revenues and operating results and these fluctuations may recur in the future. We have previously experienced shortfalls in revenue and earnings from levels expected by investors, which have had an immediate and significant adverse effect on the trading price of our common stock, and this may recur in the future. Fluctuations may be caused by a number of factors, including:

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

       For the past three years, our shares have traded at prices below $1.00 per share, and our highest bid price during the past two years has been $0.65 per share. In August 2002, we were delisted from the Nasdaq SmallCap Market because of our failure to maintain minimum continued listing requirements.

       We will need to attract substantially more investor interest, post better financial results and profits, end our dependence upon sales of equity and debt securities, and continue to show upward sales trends in order to achieve an increased value for our shares. Even then, we will still face obstacles due to our penny stock status, lack of analyst following and our trading market on the OTCBB.

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

       Under the United States federal securities laws, substantially all of our shares may be resold immediately in the public market, except for shares held by affiliates or restricted shares of common stock issued within the past two years to non-affiliates. Some of the shareholders may decide that they do not want to continue holding our shares and may sell their all or part of their holdings. We cannot predict whether shareholders will resell large numbers of our shares in the public market or how quickly they may resell their shares. If our shareholders sell large numbers of our shares over a short period of time, or if investors anticipate large sales of our shares over a short period of time, this could adversely affect the trading price of our shares.

Our shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses or as a result of option exercises.

       Our Amended Articles of Incorporation authorize the issuance of up to 50,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. There are approximately 26,000,000 shares of common stock issued and outstanding and 66,043 shares of Preferred stock outstanding. We may seek to raise additional capital to meet our financial needs through the sale of equity or other securities, acquire complementary businesses through the issuance of equity or other securities or have stock options exercised. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without shareholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock, such issuance will reduce the proportionate ownership and voting power of each other shareholder. Further, any new issuance of shares may result in a change in control of our company.

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

       As of December 31, 2004, there were 66,043 shares of preferred stock outstanding having a liquidation value of $660,430, and $485,000 of senior convertible bonds outstanding, all of which are senior to the common shares in their preference to receive liquidation proceeds if we were to be liquidated. While the common stock will participate in any growth of shareholders' equity, it would receive nothing in liquidation until all senior securities have been repaid. Our Board of Directors has the power to issue additional preferred and senior securities without the approval of the shareholders.

We may grant stock options and restricted stock to the board and management which could reduce your ownership interest.

       If approved by a vote of the shareholders, we can establish a stock option plan and can with the approval of the Board of Directors issue restricted common stock. This plan would be for the benefit of directors, officers and employees of the Company. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of the grant. The payments are not made until the option is actually exercised by the recipient. Restricted stock as a bonus is paid in the form of stock rather than cash, and is not paid for by the recipient. Awards under these plans would reduce the ownership interest of all shareholders. We have granted options to purchase shares to our directors and employees, and may grant additional options in the future. Options and warrants to purchase 9,066,644 common shares were outstanding on December 31, 2004. The issuance of shares upon the exercise of these options and warrants may result in dilution to our shareholders.

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

Market risks can result in industry-wide declines in the volume of securities trading and thus in commission income.

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

Item 2.   Description of Property

       We lease 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. With the purchase of LostView we acquired an additional 2,200 square feet in an office complex near the Galleria. A new co-location for our data center and hosting facility is being established at an area AT&T Enterprise Hosting Services Center. The AT&T center is a Tier 2 hosting services facility, sitting on top of one of the major Internet backbones in the U.S., and is SAS 70 Certified. We believe these facilities are adequate to meet our requirements at our current level of business activity.

Item 3.   Legal Proceedings

       We and our subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon our operations or financial condition if we are unsuccessful in defending against the actions.

       Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was unsuccessfully mediated, and a jury trial is set for April 25, 2005. We believe the range of possible loss is up to $55,000. We have not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

       On  December  27,  2004,  in  Waymark  Internet  Services,  Inc.  v. Rush
Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. At December 31, 2004 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has not been set.

       RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at December 31, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

       RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at December 31, 2004.

       Recently Settled Proceedings

       On February 10, 2004, in Great Southern Life  Insurance  Company v. Dewey
M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. This claim was settled in the first quarter of 2005 with all parties signing a mutual release. The claim has been dismissed with each party to bear its own cost incurred.

       On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. At December 31, 2004 we estimated our liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount. This claim was settled through mediation in February 2005 for $15,500.

Item 4.   Submission of Matters to a Vote of Security Holders

       On January 26, 2004 the Company held the annual stockholders' meeting. Proxies representing 7,513,935 of 9,960,396 shares eligible to vote were present. The security holders voted to approve the following:

          1) To elect two classes of three members of the Board of Directors. All six directors were affirmed as follows:

                      Directors       For         Against   Abstain
                  -------------------------------------------------
                  Steve Watson        7,453,672      -        3,100
                  Charles Brewer      7,453,672      -        3,100
                  D. M. Moore, Jr.    7,451,926      -        4,846
                  Daniel Ritz         7,458,672      -        3,100
                  Gayle Tinsley       7,025,472      -      431,300
                  James Keller        7,453,672      -        3,100

          2) A majority of the stockholders voted to approve KBA Group LLP as the Company's auditors as follows:

                                For       Against    Abstain
                           ------------------------------------
                             7,446,572       -        10,200

          3) A majority of the stockholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares to 50,000,000 from 10,000,000. A copy of the Amended Articles of Incorporation is attached as Exhibit 3.1.1. The vote was as follows:

                                For       Against    Abstain
                           ------------------------------------
                             7,421,536     18,536     16,722

          4) A majority of the stockholders voted to amend the Company's Articles of Incorporation to change the name of the Company to Rush Financial Technologies, Inc. from Rushmore Financial Group, Inc. A copy of the Amended Articles of Incorporation is attached as Exhibit 3.1.1. The vote was as follows:

                                For       Against    Abstain
                           ------------------------------------
                             7,451,932      4,840       -

          5) A majority of the stockholders approved the 2000 and 2002 Incentive Stock Option Plans as follows:

                                For       Against    Abstain
                           ------------------------------------
                             7,433,435     20,137      3,200


PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small
          Business Issuer for Purchases of Equity Securities

Market Information

       Our common stock is traded on the  Over-the-Counter  Bulletin Board under the symbol RSHF.  The  quotations  below reflect  inter-dealer  prices,  without
retail   markup,   markdown  or  commissions   and  may  not  represent   actual
transactions.  The following table shows the bid price range of our common stock for the time periods indicated:

                                           High          Low
                                        ----------   ----------
                        2004
                -------------------
                First Quarter             $ 0.13       $ 0.06
                Second Quarter              0.40         0.06
                Third Quarter               0.50         0.17
                Fourth Quarter              0.45         0.18

                        2003
                -------------------
                First Quarter             $ 0.65       $ 0.33
                Second Quarter              0.60         0.40
                Third Quarter               0.51         0.19
                Fourth Quarter              0.27         0.20

Holders

       As of December 31, 2004 there were 158 holders of record and about 1,300 beneficial holders of our Common Stock. There were also 38 holders of our Preferred Stock and 15 holders of our 12% Senior Secured Convertible Bonds ("the
Bonds").

Equity Compensation Plan Information

       The following table sets forth the equity compensation plan information at December 31, 2004:

                              (a)                       (b)                    (c)
                                                                               Number of securities
                                                                               remaining for future
                              Number of securities to   Weightediaverage       issuance under equity
                              be issued upon exercise   exercise price of      compensation plans
                              of outstanding options,   oustanding options,    (excluding securities
Plan Category                 warrants and rights.      warrants and rights.   reflected in column (a)
------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                              1,883,310                $ 0.29                     85,237
Equity compensation plans
not approved by security
holders                                235,000                  0.38                  2,136,827
                              ------------------------------------------------------------------------
Total                                2,118,310                $ 0.29                  2,284,970
                              ========================================================================

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

                                     Number of   Offering   Exemption
                 Date                 Shares       Price     Claimed
            --------------           ---------   --------   ---------
              January 2002  (2)         34,379     0.28        (1)
             February 2002  (3)        121,500     0.20        (1)
                March 2002  (4)      1,223,050     0.25        (1)
            September 2002  (5)      1,287,026     0.15        (1)
             November 2002  (6)        400,000     0.15        (1)
             December 2002  (7)         90,000     0.15        (1)
                April 2003  (8)        140,000     0.14        (1)
                 July 2003  (9)          7,000     0.29        (1)
              October 2003  (10)       108,484     0.25        (1)
              January 2004  (11)     7,013,362     0.38        (1)
             February 2004  (12)       750,000     0.34        (1)
                March 2004  (13)       538,178     0.32        (1)
                April 2004  (14)       487,666     0.30        (1)
                  May 2004  (15)       242,481     0.24        (1)
                 June 2004  (16)        46,517     0.24        (1)
                 July 2004  (17)       101,565     0.24        (1)
               August 2004  (18)       100,000     0.24        (1)
            September 2004  (19)     2,375,000     0.20        (1)
              October 2004  (20)       870,395     0.20        (1)
             November 2004  (21)        49,348     0.20        (1)
             December 2004  (22)     2,180,834     0.20        (1)

       Preferred Stock - Registrant has sold and issued the shares of Preferred Stock described below within the past three years that were not registered under the Act.

                                  Number of   Offering   Exemption
                      Date         Shares       Price     Claimed
                 --------------   ---------   --------   ---------
                   January 2002       2,000      10.00      (1)
                  February 2002       1,000      10.00      (1)
                     March 2002       3,500      10.00      (1)
                     April 2002       3,500      10.00      (1)

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

(2) Issuance of 7,520 shares of restricted common stock in settlement of certain expenses, 6,859 shares of restricted common stock for preferred stock dividends and 20,000 shares of restricted common stock for services.

(3) Issuance of 7,500 shares of restricted common stock in settlement of certain expenses and 114,000 shares of restricted common stock for stock-based compensation.

(4) Issuance of 1,200,000 shares of restricted common stock to acquire online traders, 15,050 shares of restricted common stock in settlement of certain expenses and 8,000 shares of restricted common stock as stock-based compensation.

(5) Issuance of 1,150,001 shares of restricted common stock in acquisition of GRO Corporation, 32,500 shares of restricted common stock for directors fees, 27,000 shares of restricted common stock in settlement of certain expenses, 57,525 shares of restricted common stock as a commission in the purchase of the outstanding shares of GRO Corporation and 20,000 shares of restricted common stock as stock-based compensation.

(6) Issuance of 400,000 shares of common stock in settlement of certain expenses under an S-8 filing.

(7) Issuance of 90,000 shares of common stock in settlement of certain expenses under an S-8 filing.

(8) Issuance of 147,500 shares of restricted common stock for stock-based compensation.

(9) Issuance of 7,000 shares of restricted common stock to settle a legal claim and related expenses.

(10) Issuance of 108,484 shares of common stock for stock-based compensation relating to an employee incentive stock purchase plan.

(11) Issuance of 5,851,833 shares of restricted common stock to settle pending issuances from 2003, 9,212 shares of restricted common stock for directors' compensation, 63,458 shares of restricted common stock to employees as stock-based compensation and 975,615 shares of restricted common stock in exchange for the conversion of bonds. In addition, an issuance of 25,277 shares of restricted common stock in exchange for preferred dividends on preferred stock previously converted to bonds that were converted to restricted common stock. And an issuance of 87,967 shares of restricted common stock in exchange for accrued interest on bonds that were converted to restricted common stock.

(12) Issuance of 750,000 shares of restricted common stock in acquisition of LostView Development Corporation.

(13) Issuance of 538,178 shares of restricted common stock for proceeds of approximately $175,000.

(14) Holders of 2,500 shares of preferred stock elected to convert into 25,000 shares of common stock, 56,000 shares of restricted common stock was issued for stock-based compensation and 406,666 shares of restricted common stock was issued for proceeds of approximately $107,000.

(15) Issuance of 9,148 shares of restricted common stock in exchange for the conversion of bonds and 233,333 shares of restricted common stock to settle an advance to a related party of $35,000.

(16) Issuance of 46,517 shares of restricted common stock in exchange for the conversion of bonds.

(17) Issuance of 25,000 shares of restricted common stock for consulting services and 76,565 shares of restricted common stock in exchange for the conversion of bonds.

(18) Issuance of 100,000 shares of restricted common stock for consulting services.

(19) Issuance of 2,125,000 shares of restricted common stock along with warrants for an additional 2,125,000 shares for proceeds of approximately $425,000 and 250,000 shares of restricted common stock to settle an advance to a related party of $50,000.

(20) Issuance of 21,000 shares of restricted common stock for stock-based compensation, 49,395 shares of restricted common stock in payment for consulting services and 800,000 shares of restricted common stock along with warrants for an additional 800,000 shares for proceeds of approximately $160,000.

(21) Issuance of 6,250 shares of restricted common stock for stock-based compensation and 43,098 shares of restricted common stock for consulting services.

(22) Issuance of 42,500 shares of restricted common stock for stock-based compensation and 2,138,334 shares of restricted common stock along with warrants for an additional 2,083,334 shares for proceeds of approximately $511,000.

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

Overview

       Rush Financial Technologies, Inc., dba RushTrade Group ("RSHF," "RushTrade Group," "we," "our," "the Company or "Rush") is a holding company that operates through two primary subsidiaries, RushGroup and RushTrade. We are a Texas corporation formed in September 1990, commencing operations in March 1991 as Rushmore Capital Corporation. In 1997 we changed our name to Rushmore Financial Group, Inc., and on January 26, 2004 to our current name.

       RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as the Company's financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to NASD member broker/dealers, institutional portfolio managers and traders.

       RushTrade, a fully-disclosed introducing broker/dealer and member NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations. For more information about RushTrade and our products, please visit www.rushtrade.com and www.rushgroup.com.

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

         Following more than a decade of experience in the traditional financial services industry, management divested or redeployed assets in an aggressive re-positioning strategy to capitalize on the rapidly expanding market for real-time financial services technologies and direct access online trading that is revolutionizing the online brokerage and institutional trading industry. In 1999, we launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, we introduced our direct access technology platform in August 2002 under the RushTrade brand. Management currently expects RushTrade revenues, growth in new accounts and trade volumes to continue their quarter-to-quarter increases now that the RushTrade business unit has become our primary source of revenue. Management expects future revenues from licensing RushGroup's software trading platforms to other broker-dealers, institutional investors and financial institutions, but to date has received minimal revenue from this source.

       RushTrade's premier online trading platform utilizes our exclusive, proprietary DART offering various software applications and direct access trading products to meet the needs of active online investors. These technologies are designed to provide real-time quotes and high quality trade executions in the U.S. equities, options and derivatives markets, including multiple direct access trading routes, streaming real-time quotes, charts and other advanced decision support tools.

       The RushTrade business model integrates state-of-the-art technology and low cost operational infrastructure with affiliates offering trader education programs that serves to generate end-user customers. We believe our marketing programs, strategic alliances and potential licensing arrangements give us the opportunity for significant revenue growth.

Plan of Operation

       The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2004, our current liabilities exceeded our current assets by $2,425,507 and we incurred a net loss of $2,496,637 in 2004 and $2,475,947 in 2003. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

       We have taken several steps to increase cash by the use of borrowings and equity. During 2004 we raised $1,378,251 from the sale of common stock through private placements and $43,000 through the sale of 12% Senior Secured Convertible Bonds (`the Bonds"). During 2003 we raised $794,500 through the sale of the Bonds. The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Bond offering was fully subscribed shortly after the year ended December 31, 2003.

       RushTrade is executing a low-cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that are producing desired results. RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic that generate most of its current sales leads. RushTrade believes that it can position itself as a low-cost leader in the retail direct access "space" as the Company prepares to launch RushGroup products and financial market data services in the institutional marketplace late in 2005.

       Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002 RushTrade has experienced substantial quarter to quarter increases in new accounts, share/trade volume and customer account assets.

       The number of RushTrade customer accounts and corresponding customer assets has grown as follows:


 As of      Total      Securities       Cash         Total         Margin         Total
  Date     Accounts       Value        Balance       Assets         Debt         Equity
-----------------------------------------------------------------------------------------
 9/30/02        95    $ 1,492,474   $ 1,671,317   $ 3,163,791   $  (27,652)   $ 3,136,139
12/31/02       140      4,335,121     1,984,429     6,319,550     (318,152)     6,001,398
 1/31/03       190      5,608,639     4,501,291    10,109,930     (829,355)     9,280,575
 2/28/03       225     10,415,611     5,188,474    15,604,085   (1,426,446)    14,177,639
 3/31/03       301     11,552,613     4,803,235    16,355,848   (1,169,472)    15,186,376
 4/30/03       421     14,054,217     6,765,568    20,819,785   (1,468,478)    19,351,307
 5/31/03       522     15,434,623     8,304,606    23,739,229   (1,799,998)    21,939,231
 6/30/03       636     18,794,159     9,141,242    27,935,402   (2,598,923)    25,336,479
 7/31/03       751     20,419,951     9,993,480    30,413,430   (2,701,092)    27,712,338
 8/31/03       856     22,312,506    10,612,005    32,924,511   (3,148,393)    29,776,118
 9/30/03     1,001     20,740,815    10,992,947    31,733,762   (2,075,382)    29,658,380
10/31/03     1,116     21,590,111    11,396,924    32,987,035   (1,261,640)    31,725,395
11/30/03     1,185     23,325,859    12,693,979    36,019,838   (1,467,801)    34,552,037
12/31/03     1,272     27,818,441    12,940,421    40,758,862   (1,811,751)    38,947,111
 1/31/04     1,422     28,824,596    14,083,292    42,907,888   (2,090,120)    40,817,768
 2/29/04     1,587     31,161,088    13,797,508    44,958,596   (2,327,977)    42,630,619
 3/30/04     1,775     31,222,653    16,627,495    47,850,148   (2,342,976)    45,507,172
 4/30/04     1,884     31,875,885    18,555,467    50,431,352   (2,665,504)    47,765,848
 5/31/04     2,007     33,398,506    18,875,300    52,273,806   (3,040,401)    49,233,405
 6/30/04     2,080     34,677,309    18,767,608    53,444,917   (3,319,895)    50,125,022
 7/31/04     2,161     30,450,573    20,212,429    50,663,002   (2,345,174)    48,317,828
 8/31/04     2,217     30,317,735    19,241,788    49,559,523   (2,551,375)    47,008,148
 9/30/04     2,297     32,766,520    18,542,788    51,309,308   (3,160,483)    48,148,825
10/31/04     2,345     31,835,458    21,344,875    53,180,332   (2,421,150)    50,759,182
11/30/04     2,406     36,789,079    19,561,429    56,350,508   (2,637,219)    53,713,290
12/31/04     2,503     40,056,557    19,558,461    59,615,018   (3,017,523)    56,597,496


       The following table shows the 2003 and 2004 month to date activity level of the RushTrade Securities, Inc. customer base:

                  For the         Number       Number      Number of
                  Month of      of Trades    of Shares    New Accounts
               -------------    ---------   -----------   ------------
                January 2003        3,414     3,596,532        50
               February 2003        3,851     3,583,894        35
                  March 2003        4,521     3,039,325        76
                  April 2003        7,019     4,242,451        120
                    May 2003        8,178    10,029,062        101
                   June 2003       11,054     8,772,640        114
                   July 2003       10,839    11,632,790        115
                 August 2003       10,112    12,672,975        105
              September 2003       13,315    32,177,054        145
                October 2003       15,700    39,072,872        115
               November 2003       14,746    54,738,776        69
               December 2003       16,311    47,055,892        87
                January 2004       18,362    69,948,879        150
               February 2004       16,270    46,033,738        165
                  March 2004       20,307    78,024,289        159
                  April 2004       21,873    98,027,673        129
                    May 2004       14,616   122,286,369        80
                   June 2004       17,161   173,243,821        73
                   July 2004       15,378   128,038,074        81
                 August 2004       13,725   129,097,987        56
              September 2004       15,108   169,176,496        80
                October 2004       14,391   222,908,308        48
               November 2004       16,342   243,255,421        61
               December 2004       16,987   870,807,259        97

       Later in 2005, we expect RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing order routing services to other brokerage firms and financial institutions. RushGroup plans to offer to the institutional market a new-age platform that is efficient and price competitive. As the industry consolidates both vendors and costs, we believe that we can position ourselves to obtain market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

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

Capitalization of Software Development Costs

       In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, the total of all capitalized software development costs was $2,548,009 and $2,326,383, respectively. During 2004 and 2003, we amortized $692,250 and $692,316 of software costs, respectively, using an estimated useful life of three years.

Goodwill

       Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. We recorded goodwill of $200,247 relating to the LostView Development Corporation acquisition in February 2004. We account for goodwill using SFAS 142 "Goodwill and Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. We performed an annual impairment test of goodwill during the fourth quarter of 2004 and determined that goodwill was not impaired.

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

Recent Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. For us, SFAS No. 123R will be effective January 1, 2006.

       We plan on adopting the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income included in the Stock-Based Compensation policy footnote in our Financial Statements.

Results of Continuing Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

       Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer and Chief Financial Officer in evaluating operations. RushTrade offers broker/dealer services and its operations are the Investment Services segment. RSC and Rushmore Insurance Service's operations, which are for the most part inactive, have been included in Corporate. The Software Services segment is comprised of RushGroup Technologies, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to generate a significant stream of revenue and LostView Development Corporation. There is ongoing development activity on the software to develop its readiness for licensing to outside entities; to-date, we have received only minimal revenue to date related to the Software Services segment.

Revenues

       Total revenues increased $951,646 or 76% from $1,248,722 in 2003 to $2,200,368 in 2004. The increase in revenues is primarily a result of the growth in new accounts, trade volume, software user fees and other related revenues from RushTrade and reflects the increased acceptance of our products and the limited success of our marketing efforts.

       Investment Services revenue made up entirely of RushTrade online brokerage revenues showed a dramatic increase from $1,125,973 in 2003 to $2,053,415 in 2004, an 82% increase. RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity and options markets. RushTrade will continue to devote resources toward marketing its online direct access trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues. Discontinuing our traditional retail brokerage business, RSC and Rushmore Insurance Services, now reported in the Corporate segment, caused our revenue to decline from previous years. Our sales and marketing efforts for the RushTrade platforms are beginning to show results. Since the release of the RushTrade products in late 2002, RushTrade has experienced substantial increases in new accounts, share/trade volume and customer account assets. See "Description of Business - Growth Strategy."

       At present, we have received only minimal revenue from licensing our software products to outside entities. We have had preliminary discussions with several institutions and brokerages about the licensing of various software components or applications of the RushTrade platforms, but various software applications are still under development and are not expected to be released until late in 2005. Further discussions with potential licensees will depend upon completion of this work. We expect this source of revenue to be an important part of our future. With the purchase of LostView our Software Services revenue increased from zero to $105,648, primarily from LostView's historic stream of revenue. However, as LostView's team began to focus more on developing our proprietary products the LostView revenue from outside entities decreased. As applications of the Back Office Management ("BOM") tool are completed and additional multi-firm functionality is added, RushGroup's real-time market data services and software trading platforms will be ready for deployment in the marketplace.

       Corporate revenue decreased from $122,749 in 2003 to $41,305 in 2004, an 66% decrease from 2003 to 2004. This is primarily from our decision to transition away from the traditional retail brokerage model to our direct online access brokerage model. Corporate revenue consists primarily of the residual income derived from RSC and Rushmore Insurance Services.

       RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that are expected to generate both subscription-based and transaction-based revenue. RushTrade believes it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. Since December 2002, we have hired new sales representatives to produce new customer accounts from sales leads generated from our Internet advertising. We believe we have embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes to result in increased revenues. There can be no assurances that these steps will result in our being able to settle our liabilities they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

Expenses

       Total expenses, including interest expenses, increased $972,336, or 26%, from $3,724,669 in 2003 to $4,697,005 in 2004. This increase is consistent with our increase in revenues and also reflects the additional expenses, primarily salaries and rent, from adding LostView. Other Investment Service expenses increased from $1,068,562 in 2003 to $2,078,139 in 2004, an increase of $1,009,577, amounting to a 94% increase from 2003 to 2004. In general, expenses showed a proportionate increase to the increase in revenue. Employee compensation and benefits increased $107,999 from 2003 to 2004, commission, exchange and clearing fees increased $258,197 and communications and data processing showed the largest increase of $339,290, increasing from $149,856 in 2003 to $489,146 in 2004. This area increased as we added redundant communication lines to enhance the reliability of our market data platforms. Also showing increases from 2003 to 2004 were increases in office expense of $69,929, advertising and marketing of $84,473 and depreciation and amortization of $97,893. As revenues increase, the infrastructure necessary to support the expansion of the customer base will further increase our expenses. RushTrade will need to add customer support personnel and additional software sales representatives in order to continue to increase revenue and support the acquisition of additional customer accounts.

       Software services expenses increased $268,414 or 20%, from $1,351,642 in 2003 to $1,620,056 in 2004. This can be attributed almost entirely to the additional employee compensation and benefits, rent and other related expenses of adding LostView.

       General and administrative expenses from the Corporate segment decreased by $336,331 from 2003 to 2004, a 26% reduction, primarily from the decrease in interest expense of $310,656, from $573,391 in 2003 to $262,735 in 2004. The interest expense decreased due to the conversion of the Bonds into common stock and the reduction in amortization of debt discount and deferred financing fees. As bondholders continue to convert their holdings into common stock, interest expense will continue to decline. We continue to identify areas to reduce expenses and very aggressively pursue renegotiation of existing contracts and services when appropriate. With the expected increase in revenues, the infrastructure necessary to support the additional business activity will increase.

       In September 2003, we sold certain assets of RSC for a purchase price of $225,000 to Brazos Holdings compared to no gain or loss on the sale of assets in 2004. Primarily the assets sold were mutual fund trailing commissions. Accordingly, the entire consideration received was recorded as income and is presented in the consolidated statement of operations as "Gain on sale of assets." As of December 31, 2003, we had received the entire purchase price of $225,000.

       Our net loss on settlement of liabilities during 2003 was $59,893 compared to $103,604 in 2004.

       We have an estimated federal and state payroll tax obligation of $442,697 at December 31, 2004 compared to $178,636 at December 31, 2003. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003, and all four quarters of 2004 in addition to an estimated accrual for interest and penalties. There is no obligation for the first and third quarters of 2003, as those taxes have been submitted. These amounts are included as separate line items in the accompanying consolidated balance sheets.

Liquidity

       General Overview. We have been operating with negative cash flow and without sufficient capital and financial resources to devote to growing our business or to meet our obligations as they have become due. We have depended on our ability to raise funds from debt and equity offerings to fund current and past due obligations. We believe that we are nearing a point where we will become cash flow positive and then profitable; however, we need to raise substantial funds to enable us to continue our marketing and software development in order to continue our revenue growth.

       Of the approximate $2,899,000 in current liabilities at December 31, 2004, none is secured by the assets of the Company. At December 31, 2004, approximately $404,000 of the current liabilities is due to related parties. We believe we have a good relationship with these parties and that we can continue to defer the obligations until we have sufficient capital to repay them.

       Of the current liabilities, approximately $332,000 was acquired in a 2001 acquisition. To date, none of the creditors has made demand for payment on any of these trade accounts payable. Approximately $1,450,000 is accrued expenses and other liabilities. Much of this is accruals that occur in the normal course of business, and orderly repayments are made as they are converted into accounts payable; however, approximately $443,000 represents a payroll tax obligation that must be repaid. We have been in discussions with the IRS and believe that we can make arrangements for orderly repayment as funds are raised to satisfy the obligation in full. An additional $243,293 represents an accrual for our portion of health care related cost on a self-funded health insurance policy. None of the providers has been aggressive in seeking repayment. We will attempt to negotiate discounts from the total amounts due on those old obligations.

       Of the current liabilities, approximately $632,000 represents accounts payable. Of these approximately, $86,000 are within 90 days of issuance and are being paid in an orderly manner. The remainder, approximately, $546,000 is over 90 days. Of the accounts payable over 90 days, we have been in consistent contact with the most aggressive creditors. In some cases we have been able to secure settlements at substantial discounts. We may have a few of the creditors in this category that could pursue legal remedies which would force us to divert attention and resources from our business plan.

       If we fail to achieve positive cash flow in 2005, we may have to obtain other funding sources or significantly scale back our operations which would negatively impact our growth strategy and would delay repayments of our obligations. Further, as the brokerage industry in general continues to focus its efforts on pursuing online business models, and specific competitors continue to decrease fees charged for their services, we may need to acquire a larger customer base than originally projected to meet our business plan and provide necessary cash flows for ongoing liquidity requirements. At present we have not identified alternate funding sources, but believe that we would be able to obtain alternate financing by issuing common stock, preferred stock or convertible debt instruments, as we have been able to do in the past. If it becomes necessary to scale back operations, we believe that it may impact the reliability of our products and services during 2005. During the last half of 2003 and the first quarter of 2004, we have added additional layers of redundancies in equipment, communications and alternate data service providers to increase the reliability of our services. If it became necessary to scale back operations, we could eliminate some of these redundancies; however, this may have a material impact on our operations.

       Credit Facilities and Funding Resources. Our cash and cash equivalents available for operations at December 31, 2004 were $343,510, and our current liabilities exceeded our current assets by $2,425,507. Our requirements for normal cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of our securities; however, there can be no assurance that these sources of cash will be available in the future.

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

       On May 4, 2004, we filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form SB-2, together with all amendments, schedules and exhibits thereto, pursuant to the Securities Act for the purpose of raising additional capital. We retained the services of Invest Linc Securities, LLC (the "Placement Agent"), to offer and sell our common stock on a "best efforts" basis which was contingent upon the sale of a minimum of 1,000,000 shares of our common stock and up to a maximum of 11,000,000. The offering was terminated and withdrawn on September 28, 2004 without raising any funds.

       On September 29, 2004, we commenced a private placement of common stock along with an equal amount of warrants to raise operating capital. The offering was conducted in September 2004, and we sold 2,375,000 shares of common stock at an average price of $0.20 per share for proceeds of approximately $475,000. In October 2004 as part of the private placement we received an additional $160,000 for 800,000 shares of common stock at an average price of $0.20 per share. For each share of common stock a warrant was issued to purchase our common stock for $0.20 with the strike price escalating over the term of the warrants which expire in September 2009.

       In December 2004, we concluded a private placement for 2,138,334 shares of common stock to a unit of Bonanza Capital and others for proceeds of approximately $511,000 at an average price of $0.22 per share. For each share of common stock a warrant was issued to purchase our common stock for $0.22 per share until December 2009. Through private placements in 2004 we raised total proceeds of approximately $1,380,000.

       During 2004 we issued Bonds for proceeds of 43,000. During 2003, we issued the Bonds for proceeds of $794,500, had $95,000 of preferred stock convert into the Bonds, issued $12,500 of the Bonds as payment for accounts payable, compensation and legal settlement, and issued $15,000 of the Bonds as repayment of an advance from a related party. The Bonds bear interest at 12% per annum are convertible into our common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share, and are secured by a pledge of most of our assets and intellectual property. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. During 2003, holders of $785,000 of the Bonds elected to convert into 5,222,915 shares of our common stock. We did not have an adequate number of shares available to issue to the holders of the bonds and as a result recorded pending stock issuances of $785,000 as a current liability. These pending stock issuances were issued during 2004. Additionally, during 2004, holders of $230,000 of the Bonds elected to convert into 1,107,485 shares of our common stock.

       At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. We believe a minimum funding level of an additional $1,000,000 will be necessary to bring some of our more pressing accounts payable current, provide additional net capital for RushTrade, provide funds to litigate and settle some of the litigation, provide for system upgrades, provide some much needed working capital and fund our operations until we reach profitability. Like our competitors we are dependent on a favorable economic environment and adverse economic conditions might require funds in excess of our estimate.

       Our sales and marketing efforts are beginning to show results. We have grown from 190 accounts in January 2003 with approximately $10,000,000 in total assets producing about 3,400 trades, to 2503 accounts in December 2004 with approximately $59,000,000 in total assets producing about 17,000 trades. Since the release of the RushTrade products in late 2002, the quarter-to-quarter increases in new accounts, share/trade volume and customer account assets has driven our increased revenue. We believe that we have the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. There can be no assurances that the steps we have taken will result in our being able to settle our liabilities as they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

       Cash Flows from Operating Activities. We had a net loss of $2,496,637 for the year ended December 31, 2004. This amount included non-cash expenses consisting of depreciation and amortization of $897,645, the issuance of common stock for services, expenses and compensation at fair value of $145,029, the loss on settlement of liabilities of $103,604, and amortization of deferred financing fees and debt discount of $13,856. Cash flows from operating activities were decreased by an increase in receivables of $24,614, by an increase in prepaid expenses of $24,075, a decrease in accounts payable of $159,133, offset by an increase in accrued payroll tax obligation of $264,061 and an increase in accrued expenses and other liabilities of $171,688, yielding a net cash flow used by operating activities in the amount of $1,008,245. The changes in operating assets and liabilities were primarily caused by our negative cash flow.

       We had a net loss of $2,475,947 for the year ended December 31, 2003. This amount included non-cash expenses consisting of depreciation and amortization of $799,752, the issuance of common stock for services, expenses and compensation at fair value of $49,172, the loss on settlement of liabilities of $59,895, and amortization of deferred financing fees and debt discount of $403,166. Cash flows from operating activities were decreased by a gain on the sale of an asset of $225,000, increased by a decrease in receivables of $14,808, by a decrease in prepaid expenses of $80,804, by an increase in accounts payable of $37,192, by an increase in accrued payroll tax obligation of $137,953 and an increase in accrued expenses and other liabilities of $314,623, yielding a net cash flow used by operating activities in the amount of $803,584. The changes in operating assets and liabilities were primarily caused by our negative cash flow.

       Cash Flows from Investing Activities. Cash flow used in investing activities during the year ended December 31, 2004 was $255,474, due to capitalizing $221,636 in development costs related to the RushTrade direct access software and fixed asset purchases totaling $38,284 offset by $4,446 in cash acquired in an acquisition.

       Cash flow provided by investing activities during the year ended December 31, 2003 was $104,592, due to capitalizing $111,006 in development costs related to the RushTrade direct access software and fixed asset purchases totaling $9,402, offset by $225,000 in cash received from the sale of assets.

       Cash Flows from Financing Activities. During the year ended December 31, 2004, we had cash flows from financing activities of $1,436,141 from the following sources: $1,378,251in proceeds from the sale of common stock and warrants, $27,667 in advances from related parties, and $43,000 from the sale of the Bonds offset by $12,777 as payments on notes payable.

       During the year ended December 31, 2003, we had cash flows from financing activities of $805,802 from the following sources: $70,000 from advances from related parties, and $794,500 from borrowings. We paid $20,948 as payments on notes payable and reduced a bank overdraft of $37,750 during 2003.

       Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2004 our current liabilities exceeded our current assets by $2,425,507. Also, we had net losses of $2,496,637 in 2004 and $2,475,947 in 2003. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional revenues above current levels during 2005. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern.

       We are presently engaged in several legal proceedings, more fully described on page 15, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $250,000. We would be unable to pay the claims in total in the short term.

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

       We  have   identified   vendors  that  are  critical  to  our  day-to-day
operations.  For those we have attempted to pay for their services within ninety days and for RushTrade within 45 days. If we are unable to maintain this payment schedule,  we risk  losing  valuable  services  that could  limit our ability to service new and existing  customers.  This could severely restrict our continued
revenue growth and prevent us from reaching profitability.

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

Payment Due by Period

       The following table illustrates the Company's outstanding debts and the terms of that debt:


                                                     LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS                   TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
--------------------------------------------------------------------------------------------------
Long-Term Debt, net of debt discount    $   946,810  $ 482,725   $       -   $ 464,085    $     -
Operating Leases                            109,595    102,513       7,082           -          -
                                       -----------------------------------------------------------
Total                                   $ 1,056,405  $ 585,238   $   7,082   $ 464,085    $     -
                                       ===========================================================


Market Risk

       We market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.

Item 7.   Financial Statements

       Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets at December 31, 2004 and 2003                   F-2
Consolidated  Statements of Operations for the Years Ended
  December 31, 2004 and 2003                                                F-3
Consolidated Statements of Shareholders' Deficit for the Years
  Ended December 31, 2004 and 2003                                          F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004 and 2003                                                F-5
Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Rush Financial Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Rush Financial Technologies, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Financial Technologies, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2004, the Company's current liabilities exceeded its current assets by $2,425,507. Additionally, the Company incurred a net loss of $2,496,637 in 2004 and $2,475,947 in 2003 and used cash flows from operations totaling $1,008,245 in 2004 and $803,584 in 2003. The Company also has unpaid payroll tax obligations of approximately $443,000 and past due debt totaling $185,000 at December 31, 2004. These conditions, among others described in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KBA GROUP LLP
Dallas, Texas
February 14, 2005, except for Note 20 to which the date is March 29, 2005


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                      ASSETS                           2004            2003
                                                                  ------------    ------------
Current assets
     Cash and cash equivalents                                    $    343,510    $    171,088
     Accounts receivable                                                54,235          17,008
     Prepaid expenses and other current assets                          76,332          52,290
                                                                  ------------    ------------
          Total current assets                                         474,077         240,386
                                                                  ------------    ------------
Capitalized software development costs, net of
     accumulated amortization                                          817,631       1,288,245
Property and equipment, net of accumulated depreciation                 80,127          81,359
Intangibles, net                                                       205,863         213,500
Deferred financing fees, net                                             5,774          19,630
Goodwill                                                               200,247            --
Other assets                                                            31,786          31,753
                                                                  ------------    ------------
          Total assets                                            $  1,815,505    $  1,874,873
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                             $    631,684    $    788,826
     Accrued preferred stock dividends                                 150,464          95,194
     Accrued payroll tax obligation                                    442,697         178,636
     Accrued expenses and other liabilities (including
          $85,194 and $24,950 of accrued interest expense
          due to related parties at December 31, 2004 and
          2003, respectively                                           859,916         693,987
     Common stock pending issuance (including $513,045 to
          related parties                                                 --         1,007,319
     Liabilities acquired in 2001 acquisition                          332,098         332,098
     Convertible notes payable (including $318,333 and
          $185,000 due to related parties at December 31, 2004
          and 2003, respectively), net of unamortized debt
          discount of $2,275 at December 31, 2004                      482,725         185,000
     Advances from related parties                                        --            55,000
                                                                  ------------    ------------
          Total current liabilities                                  2,899,584       3,336,060
                                                                  ------------    ------------

Long-term notes payable                                                   --            31,452
Convertible notes payable (including $133,333 due to related parties), net of unamortized debt discount of $15,872 at
     December 31, 2003                                                    --           284,128
Convertible bonds payable, net of unamortized debt discount
     of $20,915 and $107,649 at December 31, 2004 and 2003,
     respectively                                                      464,085         564,351
                                                                  ------------    ------------
          Total liabilities                                          3,363,669       4,215,991
                                                                  ------------    ------------

Commitment and contingencies

Shareholders' deficit
     Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and  outstanding;
          liquidation  preference of $10 per share                     140,630         140,630
     Preferred stock - convertible cumulative; $10 par value;
          800,000 shares authorized; 51,980 and 54,480 shares
          issued and outstanding at December 31, 2004 and 2003,
          respectively; liquidation preference of $10 per share        519,800         544,800
     Common stock - $0.01 par value; 50,000,000 and 10,000,000
          shares authorized; 24,715,790 and 9,960,444 shares
          issued and outstanding at December 31, 2004 and 2003,
          respectively                                                 247,157          99,604
     Common stock subscriptions receivable                              (3,277)         (3,277)
     Common stock issued for assets not yet received                      --           (36,000)
     Additional paid in capital                                     15,899,222      12,768,184
     Accumulated deficit                                           (18,351,696)    (15,855,059)
                                                                  ------------    ------------
          Total shareholders' deficit                               (1,548,164)     (2,341,118)
                                                                  ------------    ------------
          Total liabilities and shareholders' deficit             $  1,815,505    $  1,874,873
                                                                  ============    ============

           See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                                           2004            2003
                                                                      ------------    ------------
Revenue:
        Investment services                                           $  2,053,415    $  1,125,973
        Software services                                                  105,648            --
        Other revenue                                                       41,305         122,749
                                                                      ------------    ------------
                 Total revenue                                           2,200,368       1,248,722
                                                                      ------------    ------------

Expenses:
        Investment services                                              1,966,849         982,374
        Software services                                                  861,556         659,226
        General and administrative                                         604,616         872,006
        Gain on sale of assets                                                --          (225,000)
        Loss on settlement of liabilities                                  103,604          59,893
        Depreciation and amortization                                      897,645         799,752
                                                                      ------------    ------------
                  Total expenses                                         4,434,270       3,148,251
                                                                      ------------    ------------

Operating loss                                                          (2,233,902)     (1,899,529)

Interest expense (including $49,881 and $24,950 to related parties
         during 2004 and 2003, respectively)                              (262,735)       (576,418)
                                                                      ------------    ------------

Net loss                                                              $ (2,496,637)   $ (2,475,947)
                                                                      ============    ============


Basic and diluted net loss per share attributable
         to common shareholders                                       $      (0.13)   $      (0.25)
                                                                      ============    ============

Weighted average common shares outstanding, basic and diluted           19,379,426      10,159,906
                                                                      ============    ============


       See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2004 and 2003

                                                                                                      Additional
                                       Preferred            Common Stock             Subscriptions      Paid In
                                         Stock          Shares          Amount        Receivable        Capital
                                     ------------    ------------    ------------    ------------    ------------

Balances, January 1, 2003            $    780,430       9,895,588    $     98,956    $     (3,277)   $ 12,419,638
    Preferred stock dividends
       accrued                               --              --              --              --           (64,501)
    Common stock issued for
       services                              --             2,000              20            --               520
    Common stock issued for
       compensation                          --           254,734           2,547            --            44,735
    Common stock issued for
       legal settlement                      --             5,000              50            --             1,300
    Receipt of asset purchased
       with common stock                     --              --              --              --              --
    Preferred stock converted into
       convertible bonds                  (95,000)           --              --              --              --
    Beneficial conversion feature
       of convertible bonds                  --              --              --              --           485,175
    Cancellation of treasury stock           --          (196,878)         (1,969)           --          (118,683)
    Net loss                                 --              --              --              --        (2,475,947)
                                     ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2003               685,430       9,960,444          99,604          (3,277)     12,768,184
    Preferred stock dividends
       accrued                               --              --              --              --           (60,789)
    Common stock issued for
       cash                                  --         6,008,178          60,082            --         1,318,169
    Common stock issued for
       compensation                          --           189,208           1,892            --            64,502
    Common stock issued for
       services                              --           217,493           2,175            --            72,959
    Common stock issued for
       directors fees                        --             9,212              92            --             3,409
    Common stock issued for
       interest                              --            87,967             880            --            39,237
    Common stock issued as
       payment of dividends                  --            25,277             253            --            11,577
    Common stock issued to
       settle advances from
       related parties                       --           483,333           4,833            --           159,501
    Common stock issued for
       Lostview acquisition                  --           750,000           7,500            --           330,000
    Preferred stock converted into
       common stock                       (25,000)         25,000             250            --            24,750
    Conversion of bonds to
       common stock                          --         1,107,845          11,078            --           218,922
    Common stock issued for
       pending issuances                     --         5,851,833          58,518            --           948,801
    Receipt of asset purchased
       with common stock                     --              --              --              --              --
    Net loss                                 --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------
Balances, December 31, 2004          $    660,430      24,715,790    $    247,157    $     (3,277)   $ 15,899,222
                                     ============    ============    ============    ============    ============

                                                        Common
                                                     Stock Issued
                                      Accumulated    For Asset Not     Treasury
                                        Deficit      Yet Received        Stock           Total
                                     ------------    ------------    ------------    ------------

Balances, January 1, 2003            $(13,379,112)   $   (230,000)   $   (120,652)   $   (434,017)
    Preferred stock dividends
       accrued                               --              --              --           (64,501)
    Common stock issued for
       services                              --              --              --               540
    Common stock issued for
       compensation                          --              --              --            47,282
    Common stock issued for
       legal settlement                      --              --              --             1,350
    Receipt of asset purchased
       with common stock                     --           194,000            --           194,000
    Preferred stock converted into
       convertible bonds                     --              --              --           (95,000)
    Beneficial conversion feature
       of convertible bonds                  --              --              --           485,175
    Cancellation of treasury stock           --              --           120,652            --
    Net loss                                 --              --              --        (2,475,947)
                                     ------------    ------------    ------------    ------------
Balances, December 31, 2003           (15,855,059)        (36,000)           --        (2,341,118)
    Preferred stock dividends
       accrued                               --              --              --           (60,789)
    Common stock issued for
       cash                                  --              --              --         1,378,251
    Common stock issued for
       compensation                          --              --              --            66,394
    Common stock issued for
       services                              --              --              --            75,134
    Common stock issued for
       directors fees                        --              --              --             3,501
    Common stock issued for
       interest                              --              --              --            40,117
    Common stock issued as
       payment of dividends                  --              --              --            11,830
    Common stock issued to
       settle advances from
       related parties                       --              --              --           164,334
    Common stock issued for
       Lostview acquisition                  --              --              --           337,500
    Preferred stock converted into
       common stock                          --              --              --              --
    Conversion of bonds to
       common stock                          --              --              --           230,000
    Common stock issued for
       pending issuances                     --              --              --         1,007,319
    Receipt of asset purchased
       with common stock                     --            36,000            --            36,000
    Net loss                           (2,496,637)           --              --        (2,496,637)
                                     ------------    ------------    ------------    ------------
Balances, December 31, 2004          $(18,351,696)   $       --      $       --      $ (1,548,164)
                                     ============    ============    ============    ============


          See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years ended December 31, 2004 and 2003

                                                                                    2004           2003
                                                                                -----------    -----------
Cash flows from operating activities:
     Net loss                                                                   $(2,496,637)   $(2,475,947)
     Adjustments to reconcile net loss to net cash used
         in operating activities
              Common stock issued for compensation, services and expenses           145,029         49,172
              Depreciation and amortization                                         897,645        799,752
              Amortization of debt discount                                         100,331        389,310
              Amortization of deferred financing fees                                13,856         13,856
              Loss on settlement of liabilities                                     103,604         59,893
              Gain on sale of assets                                                   --         (225,000)
              Change in assets and liabilities, net of effect of acquisition:
              (Increase) decrease in assets:
                   Accounts receivable                                              (24,614)        14,808
                   Prepaid expenses and other current assets                        (24,075)        80,804
              Increase (decrease) in liabilities:
                  Accounts payable                                                 (159,133)        37,192
                Accrued payroll tax obligation                                      264,061        137,953
                  Accrued expenses and other liabilities                            171,688        314,623
                                                                                -----------    -----------
Net cash used in operating activities                                            (1,008,245)      (803,584)
                                                                                -----------    -----------

Cash flows from investing activities:
         Cash acquired in acquisition                                                 4,446           --
         Purchase of property and equipment                                         (38,284)        (9,402)
         Capitalization of software development costs                              (221,636)      (111,006)
         Cash received from sale of assets                                             --          225,000
                                                                                -----------    -----------
Net cash provided by (used in) investing activities                                (255,474)       104,592
                                                                                -----------    -----------

Cash flows from financing activities:
         Bank overdraft                                                                --          (37,750)
         Proceeds from sale of common stock                                       1,378,251           --
         Payments on notes payable                                                  (12,777)       (20,948)
         Net advances from related parties                                           27,667         70,000
         Proceeds from convertible bonds (including $12,500 from related
              parties in 2003)                                                       43,000        794,500
                                                                                -----------    -----------
Net cash provided by financing activities                                         1,436,141        805,802
                                                                                -----------    -----------

Net increase in cash and cash equivalents                                           172,422        106,810
Cash and cash equivalents at beginning of year                                      171,088         64,278
                                                                                -----------    -----------
Cash and cash equivalents at end of year                                        $   343,510    $   171,088
                                                                                ===========    ===========

          See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                 For the Years ended December 31, 2004 and 2003

                                                                                    2004           2003
                                                                                -----------    -----------
Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                                 $      --      $      --
         Cash paid for income taxes                                             $      --      $      --

Supplemental Disclosure of Non-Cash Information:
         Preferred stock dividend accrued                                       $    60,789    $    64,501
         Preferred stock converted into convertible bonds                       $      --      $    95,000
         Preferred stock converted to common stock                              $    25,000    $      --
         Common stock issued as payment of accrued interest                     $    40,117    $      --
         Common stock issued as payment of accrued dividends                    $    11,830    $      --
         Common stock issued for repayment of advances to related parties       $   164,334    $      --
         Common stock issued in the LostView acquisition                        $   337,500    $      --
         Receipt of asset purchased with common stock                           $    36,000    $   194,000
         Conversion of bonds into common stock                                  $   230,000    $      --
         Convertible bonds issued as payment for legal settlement,
              compensation and accounts payable                                 $      --      $    12,500
         Bonds issued with beneficial conversion feature
              recorded as debt discount                                         $      --      $   485,175
         Conversion of related party advances to convertible bonds              $      --      $    15,000
         Common stock pending issuance recorded for the settlement of
              various liabilities                                               $      --      $ 1,007,319
         Common stock issued for pending issuances                              $ 1,007,319    $      --





          See accompanying notes to consolidated financial statements

               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

Note 1 - Nature of Operations

Rush Financial Technologies, Inc. (formerly Rushmore Financial Group, Inc.) dba RushTrade Group and Subsidiaries (the "Company"), is a holding company of the financial services and software development companies described below. Rushmore Financial Group, Inc. changed its name to Rush Financial Technologies, Inc. effective January 26, 2004.

RushGroup Technologies, Inc. ("RushGroup") is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as the Company's financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

RushTrade Securities, Inc. ("RushTrade") is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member of the NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

In February, 2004 the Company acquired LostView Development Corporation ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. The Company intends to utilize LostView's software development capabilities to accelerate its options trading development and better positioned it to quickly add new product enhancements, and gain additional levels of redundancy and fault tolerance for its products and services.

Rushmore  Securities  Corporation  ("RSC"),  a  wholly-owned  subsidiary  of the
Company, was also registered under federal and state securities laws as a broker-dealer and was a member of the NASD during the years prior to and including 2003. RSC is largely inactive due to the Company's decision to transition away from the traditional retail brokerage business with its lower operation margins and the inherent risks of outside independent registered representatives offering advice and recommendations. RSC filed a broker-dealer withdrawal of membership ("Form BD/W") with the NASD in December 2003. RSC has no substantial revenue-producing assets and no longer has any outside independent registered representatives.

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

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

    The accompanying consolidated financial statements include the accounts of Rush Financial Technologies, Inc. and its subsidiaries, RSC, RushTrade, RushGroup, LostView and Rushmore Agency. All significant inter-company transactions have been eliminated in consolidation.

(b) Capitalization of Software Development Costs

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, the gross total of all capitalized software development costs was $2,548,009 and $2,326,383, respectively. During 2004 and 2003, the Company amortized
    $692,250 and $692,316 of software cost, respectively, using an estimated useful life of three years.

(c) Goodwill

    Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. The Company recorded goodwill of $200,247 relating to the LostView acquisition in February 2004. The Company accounts for goodwill using SFAS 142 "Goodwill and Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. The Company performed an annual impairment test of goodwill during the fourth quarter of 2004 and determined that goodwill was not impaired.

(d) Intangibles

    In January 2002, the Company entered into a non-exclusive agreement with NewportX.com, an affiliate of OTA, for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for the Company to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002 an alternate method of payment was agreed to by amendment to the original agreement, whereby the Company agreed to pay OTA $2,000 in common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. The Company issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount has been recorded as a prepaid asset as the Company issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts are received and certified, the Company reclassifies these amounts to an intangible asset. During the year ended December 31, 2004, 18 trader accounts were certified, and accordingly $36,000 has been reclassified to intangible assets. As of December 31, 2004, all 150 of the trader accounts were delivered and certified and $300,000 has been reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the year ended December 31, 2004 and 2003 was $97,000 and $45,500, respectively. At December 31, 2004 and 2003, accumulated amortization of this intangible totaled $147,500 and $50,500, respectively. OTA was behind schedule in delivering trader accounts to the Company. All 150 trader accounts were to have been delivered by September 30, 2002 but they were not delivered until the end of 2004. OTA had originally projected training 50 traders per month, but during the term of the agreement has only trained 20 or fewer traders per month. Through September 30, 2002 the undelivered trader accounts were carried as a prepaid asset; however, due to the uncertainty of ultimately receiving these assets, and since the agreement was to be fulfilled by the end of September 2002, and the accounts were slower in converting to the RushTrade platform than

                                    Page F-8
    was originally anticipated, the asset was reclassified as a contra equity account during the fourth quarter of 2002.

    In February 2004, the Company completed the acquisition of LostView. The assets acquired included $113,453 of intangible assets, other than goodwill. Of the $113,453 of intangible assets, $50,000 was assigned to intellectual property subject to amortization over 3 years and $63,453 was assigned to employment agreements subject to amortization over 1 year (the term of the employment agreements). Amortization expense related to these intangibles was $60,090 for the year ended December 31, 2004.

    The aggregate estimated future amortization expense for intangible assets remaining as of December 31, 2004 is as follows:

                           2005            $    132,531
                           2006                  69,167
                           2007                   4,165
                                           ------------
                           Total           $    205,863
                                           ============

(e) Long-lived Assets

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

(g) Revenue Recognition

    Commission revenue and related expenses on securities transactions are recorded on a trade date basis.

    Other brokerage related revenue consists of fees and rebates when orders are routed through exchanges and ECNs and are recorded on a trade date basis as security transactions occur.

    Interest income consists primarily of the Company's portion of the income generated by charges to customers on margin balances and customer cash held and invested by the Company's clearing firm, offset by interest paid to customers on their credit balances.

    User fees are charges for the use of the Company's software execution platform. Revenues from user fees are recognized on a monthly basis as services are provided to account holders.

(h) Accounts Receivable

    Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2004 management believes that all accounts receivable are fully collectible, therefore, no allowance for doubtful accounts has been provided.

(i) Advertising

    Costs associated with advertising and promoting products are expensed as incurred. Advertising expense was approximately $144,000 and $32,000 in 2004 and 2003, respectively.

(j) Property and Equipment

    Property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets ranging from one to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset. Expenditures for maintenance and repairs are charged against income as incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income.

(k) Income Taxes

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

(l) Net Loss per Share

    Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Included in the weighted average number of common shares outstanding for the year ended December 31, 2003 are the 5,851,833 shares discussed in Note 10 that would have been issued had the Company had the ability to issue these shares. These pending shares have been included in the computation from the date that they would have been issued. Common stock equivalents representing convertible bonds, convertible notes, convertible preferred stock, options and warrants totaling 15,770,505 and 10,304,052 at December 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share as they were antidilutive.

    The following table reconciles the net loss attributable to common shareholders and weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the years ended December 31, 2004 and 2003:

                                                    Year ended December 31,
                                                 ----------------------------
                   Net Loss                           2004            2003
  --------------------------------------------   ------------    ------------
  Net loss                                       $ (2,496,637)   $ (2,475,947)
  Dividends on preferred stock                        (60,789)        (64,501)
                                                 ------------    ------------
  Net loss applicable to common shareholders     $ (2,557,426)   $ (2,540,448)
                                                 ============    ============

  Basic and diluted weighted average
      common shares outstanding                    19,379,426      10,159,906
                                                 ============    ============

  Net loss per common share, basic and diluted   $      (0.13)   $      (0.25)
                                                 ============    ============

(m) Stock-Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2004 and 2003 because all options were issued at or above fair market value. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based
    Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," net loss and net loss per share would have been increased as indicated below:

                                         Year Ended           Year Ended
                                       December 31, 2004    December 31, 2003
                                       -----------------    -----------------
  Net loss attributable to
       common shareholders,
       as reported                     $      (2,557,426)   $      (2,540,448)
  Add: Stock-based employee
       compensation expense included
       in reported net loss                         --                   --
  Deduct: Stock-based employee
       compensation expense
       determined under fair value
       based method                             (164,703)            (106,976)
                                       -----------------    -----------------
  Pro forma net loss                   $      (2,722,129)   $      (2,647,424)
                                       =================    =================
  Net loss per share attributable
       to common shareholders
       Basic and diluted:
       As reported                     $           (0.13)   $           (0.26)
                                       =================    =================
       Pro forma                       $           (0.14)   $           (0.27)
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

(n) Fair Value of Financial Instruments

    The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, receivables, trade accounts payable and accrued expenses, approximate their fair value due to their short term nature. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company.

(o) Use of Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.

(p) Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to current year classifications.

(q) Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. For the Company, SFAS No. 123R will be effective January 1, 2006.

    The Company plans to adopt the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under

                                   Page F-11
    the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss included in the Stock-Based Compensation policy footnote.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2004, the Company's current liabilities exceeded its current assets by $2,425,507 and the Company incurred a net loss of $2,496,637 in 2004 and $2,475,947 in 2003. Additionally, the Company used cash from operations of $1,008,245 in 2004 and $803,584 in 2003. The Company also has unpaid payroll tax obligations of approximately $443,000 and past due debt totaling $185,000 at December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken several steps to increase cash through the use of borrowings and equity. During 2004 the Company raised approximately $1,378,000 from the sale of common stock through private placements and $43,000 through a 12% Senior Secured Convertible Bond Offering ("the Bonds"). During 2003, the Company raised $794,500 through the sale of the Bonds. The Company expects to continue to raise additional equity and/or debt funding until it begins generating positive cash flows from operations. However, at this time, the Company has no commitments for any additional funding.

RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that will generate transaction-based revenue. RushTrade believes that it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the future. New sales representatives have been hired to generate additional sales leads. The Company believes that it has embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes and related revenues necessary to reach a sustainable level of profitability. There can be no assurances that the steps taken by the Company will result in the Company being able to settle its liabilities as they become due, or that the Company will be able to generate revenues or cash flows from financings sufficient to support its operations in the short term.

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

Note 5 - Related Party Transactions

During 2001 the Company borrowed $250,000 at 9% interest from Mr. Dewey Moore Sr., the father of Company President Dewey Moore, Jr. The transaction was approved by unanimous vote of the Company's Board of Directors, except that Mr. Moore Jr. abstained from discussion and voting. The loan was secured by a pledge of intellectual property rights on the Company's RushTrade online trading software. Further, the loan was accompanied by the grant of warrants to purchase 50,000 shares of Company common stock at $0.50 per share. In December 2001, the Company repaid $200,000 of this loan. In conjunction with these transactions, Mr. Moore Sr. acquired 142,304 shares of the Company's common stock for $23,907, and 25,000 shares of the Company's Series 2002A preferred stock for $250,000. During 2002, Mr. Moore Sr. converted the $250,000 of Series 2002A preferred stock into the Bonds. The remaining balance of the loan of $50,000 was also converted into the Bonds during 2002. On December 31, 2003, Mr. Moore Sr. elected to convert the $300,000 of Bonds, the accrued and unpaid interest from the Bonds and the accrued and unpaid dividends on the 2002A preferred stock into 2,469,753 shares of the Company's common stock. The Company did not issue the shares of common stock until the first quarter of 2004, thus at December 31, 2003, the amount owed to Mr. Moore Sr. remained a liability of the Company.

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

During 2003 the Chief Financial Officer and relatives of the Chief Financial Officer purchased $12,500 in the Bonds, and elected to convert the Bonds and accrued and unpaid interest into 85,597 shares of common stock on December 31, 2003. The Company did not issue the shares of common stock until the first quarter of 2004, and accordingly at December 31, 2003 the amounts are recorded as a liability to the CFO and relatives of the CFO.

During 2002 the Company issued convertible notes to two directors of the Company totaling $318,333. See additional discussion in Note 16. These notes remained unpaid at December 31, 2004.

During the year ended December 31, 2003, the Company received advances from related parties totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from relatives of the Chief Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors. During 2003 the Company repaid $30,000 of the advances and $15,000 was converted into the Bonds. At December 31, 2003, the Bonds were elected to be converted into common stock. The stock was not issued until the first quarter of 2004, thus this amount is presented as a liability at December 31, 2003. Of the outstanding advances of $55,000 at December 31, 2003, $35,000 was settled through the issuance of 233,333 shares of common stock during the first quarter of 2004 having a fair market value on the date of issuance of $116,667. The Company recorded a loss of $81,667 for the settlement of this liability. An additional advance of approximately $30,000 was received from a relative of the Chief Executive Officer in 2004. The additional advance of $30,000 and the remaining advance of $20,000 from 2003 were repaid by the issuance of 250,000 shares of common stock having a fair market value of $50,000 on the date of issuance.

Note 6 - Industry Segment Information

The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RushTrade offers broker/dealer services and its operations are the Investment Services segment. RSC and Rushmore Agency's operations, for the most part inactive, have been included in Corporate. The Software Services segment is comprised of RushGroup Technologies, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to generate a significant stream of revenue and LostView. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has received only minimal revenue to date related to the Software Services segment.

The assets of the parent company, Rush Financial Technologies, Inc., are used to support the operations of the two primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization:

                                                  December 31,
                                         -----------------------------
             Identifiable Assets              2004            2003
          --------------------------     -------------   -------------
          Investment Services            $     409,026   $     199,538
          Software Services                  1,105,008       1,507,570
          Corporate                            301,471         167,765
                                         -------------   -------------
                    Total                $   1,815,505   $   1,874,873
                                         =============   =============

                                             Year Ended December 31,
                                         -----------------------------
            Capital Expenditures              2004            2003
          --------------------------     -------------   -------------
          Investment Services            $       8,303   $        --
          Software Services                    221,636         111,006
          Corporate                             29,981           9,402
                                         -------------   -------------
                    Total                $     259,920   $     120,408
                                         =============   =============

                                             Year Ended December 31,
              Depreciation and           -----------------------------
                Amortization                  2004            2003
          --------------------------     -------------   -------------
          Investment Services            $     119,724   $      83,161
          Software Services                    752,340         692,316
          Corporate                             25,581          24,275
                                         -------------   -------------
                    Total                $     897,645   $     799,752
                                         =============   =============


The following summarizes the Company's industry segment operating data for the periods indicated:

                                             Year Ended December 31,
                                         -----------------------------
                   Revenue                    2004            2003
          --------------------------     -------------   -------------
          Investment Services            $   2,053,415   $   1,125,973
          Software Services                    105,648            --
          Corporate                             41,305         122,749
                                         -------------   -------------
                    Total                $   2,200,368   $   1,248,722
                                         =============   =============

                                             Year Ended December 31,
                                         -----------------------------
              Interest Expense                2004            2003
          --------------------------     -------------   -------------
          Investment Services            $        --     $       3,027
          Software Services                       --              --
          Corporate                            262,735         573,391
                                         -------------   -------------
                    Total                $     262,735   $     576,418
                                         =============   =============

                                             Year Ended December 31,
                                         -----------------------------
              Net Income (Loss)               2004            2003
          --------------------------     -------------   -------------
          Investment Services            $     (24,724)  $      57,411
          Software Services                 (1,514,409)     (1,351,642)
          Corporate                           (957,504)     (1,181,716)
                                         -------------   -------------
                    Total                $  (2,496,637)  $  (2,475,947)
                                         =============   =============

Note 7 - Acquisition

In February, 2004 the Company acquired LostView Development Corporation ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. The Company has benefited from the addition of LostView in several ways. By utilizing LostView's resources, the Company's software development capabilities have increased, accelerating the Company's options trading development and better positioned us to quickly add new product enhancements, and gain additional levels of redundancy and fault tolerance for our products and services. Under the terms of the acquisition agreement 750,000 shares of the Company's restricted common stock were issued, in exchange for 100% of LostView's outstanding common stock and intellectual property assets with another 750,000 shares issued on March 31, 2005. See Note 20 "Subsequent Events." The Company has also retained the two key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

The consideration for the purchase of LostView has been valued at $337,500, based on the fair value of the stock issued on February 27, 2004. The contingent consideration will be recorded when the contingency is resolved to the extent that the LostView primary employees fulfill the terms of their employment agreements and the consideration is transferred. This will result in an additional element of the cost of the acquired entity and will be valued using the current fair value of the stock when issuable.

The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of LostView have been recorded at their estimated fair value and the results of operations have been included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible assets acquired in the acquisition totaled $200,247 and was allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes.

The fair value of assets and liabilities acquired consisted of:

               Cash                           $       4,446
               Accounts receivable                   12,612
               Property and equipment                 8,733
               Goodwill                             200,247
               Employment agreements                 63,453
               Intellectual property                 50,000
               Accounts payable                      (1,991)
                                              -------------

               Total purchase price           $     337,500
                                              =============

Unaudited Pro-forma Results

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2004 and 2003 assumes that the acquisition had occurred on January 1, 2003:

                                                 Year Ended      Year Ended
                                                December 31,    December 31,
                                                    2004            2004
                                                ------------    ------------
  Revenues                                      $  2,381,189    $  1,645,563
                                                ============    ============
  Net loss attributed to common shareholders    $ (2,464,750)   $ (2,479,353)
                                                ============    ============
  Net loss per share attributed to common
      shareholders, basic and diluted           $      (0.13)   $      (0.23)
                                                ============    ============

  Weighted average common shares outstanding,
      basic and diluted                           19,496,549      10,909,906
                                                ------------    ------------

Note 8 - Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, RushTrade is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis.

At December 31, 2004 and 2003, RushTrade had net capital of $36,295 and $75,628, respectively, with a net capital requirement of $5,000. RushTrade's ratio of aggregate indebtedness to net capital was 4.34 to 1 and .33 to 1 at December 31, 2004 and 2003, respectively. The Securities and Exchange Commission ("SEC") permits a ratio of no greater than 15 to 1.

Note 9 - Property and Equipment

The principal categories of property and equipment at December 31, 2004 and 2003 are summarized as follows:

                     Description                        2004         2003
    ----------------------------------------------   ----------   ----------
    Purchased software                               $   78,729   $   66,954
    Computer equipment                                  175,390      142,356
    Office furniture and fixtures                       122,403      120,139
    Leasehold improvements                               46,728       46,728
                                                     ----------   ----------
                                                        423,250      376,177
    Less accumulated depreciation and amortization      343,123      294,818
                                                     ----------   ----------
          Total                                      $   80,127   $   81,359
                                                     ==========   ==========

Total depreciation of property and equipment amounted to $48,305 and $61,581 in 2004 and 2003, respectively.

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

Also during 2003, holders of $785,000 of the Bonds elected to convert their Bonds into 5,222,915 shares of the Company's common stock. $83,599 of accrued interest on the Bonds elected to convert into 550,660 shares of common stock valued at $193,363 using the fair value of the Company's stock on the date of issuance. $11,739 of accrued preferred dividends elected to convert into 78,258 shares of the Company's common stock valued at $28,956 using the fair value of the Company's common stock on the date of issuance. Since the fair value of the common stock issued for accrued interest and dividends was greater than the amount owed, a loss was recorded during 2003 for the difference, which totaled $126,986. The Company did not have an adequate number of authorized shares available to issue the 5,851,833 shares to the holders of the Bonds, accrued interest and dividends and as a result has recorded pending stock issuances of $1,007,319 as a current liability.

In January 2004 the shareholders approved an increase in the number of authorized shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued 5,851,833 shares of common stock related to the conversion of the Bonds, accrued interest and dividends.

Also during 2004, holders of $230,000 of the Bonds elected to convert their Bonds into 1,107,845 shares of the Company's common stock. $24,491 of accrued interest on the Bonds elected to convert into 87,967 shares of common stock valued at $40,117 using the fair value of the Company's stock on the date of issuance. $5,519 of accrued preferred dividends elected to convert into 25,277 shares of the Company's common stock valued at $11,830 using the fair value of the Company's common stock on the date of issuance. As the fair value of the common stock issued for the accrued interest and dividends was greater than the amount owed, a loss was recorded during 2004 for the difference, which totaled $21,937.

During 2004 the Company issued 189,208 of restricted common stock as compensation valued at $66,394 based on the fair value of the Company's common stock on the date of issuance. Additionally, the Company issued 9,212 shares of common stock for directors' compensation valued at $3,501 based on the fair value of the Company's common stock on the date of issuance and 217,493 shares of common stock for consulting services valued at $75,134 based on the fair value of the Company's common stock on the date of issuance. Holders of 2,500 shares of Series C Preferred Stock elected to convert their preferred stock into 25,000 shares of common stock. The Company issued 6,008,178 shares of common stock and warrants to purchase 5,263,334 shares of common stock in exchange for proceeds of $1,378,251. The warrants have an exercise price of $0.24 and expire on September 30, 2009. During 2004 the Company also issued 750,000 shares of common stock in exchange for all the outstanding common stock for LostView valued at $337,500 based on the fair value of the Company's common stock on the date of issuance. In addition, the Company issued 483,333 shares of common stock to settle advances from related parties of approximately $85,000. The shares were valued at $164,334 based on the fair value of the Company's common stock on the date of issuance and accordingly the Company recorded a loss on the settlement of liabilities of approximately $82,000 in 2004.

Note 11 - Preferred Stock

The Company has authorized 838,792 shares of Preferred Stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are five classes of Preferred Stock outstanding at December 31, 2004 and 2003 totaling 66,043 and 68,543 shares, respectively. The classes of preferred stock are as follows:

The Company has a 9% Cumulative Preferred Stock ("9% Preferred") with 25,000 shares authorized and 2,000 shares outstanding at December 31, 2004 and 2003. The 9% Preferred has a par value of $10 per share, and the Company will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the 9% Preferred dividend has been unpaid. $4,500 and $3,150 in dividends were in arrears at December 31, 2004 and 2003, respectively on the 9% Preferred. Shares of the 9% Preferred have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the 9%

Preferred are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The 9% Preferred is not convertible into the Company's Common Stock. The 9% Preferred calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Stockholders of the 9% Preferred have entered into an agreement with the Company to waive this requirement.

The Company has a Series A Cumulative Preferred Stock ("Series A") with 13,792 shares authorized and 12,063 shares outstanding at December 31, 2004 and 2003. The Series A has a par value of $10 per share, and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series A dividend has been unpaid. $26,340 and $18,197 in dividends were in arrears at December 31, 2004 and 2003, respectively on the Series A. Shares of the Series A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series A is not convertible into our Common Stock.

The Company has a Series B Convertible Preferred Stock ("Series B") with 400,000 shares authorized and 9,520 shares outstanding at December 31, 2004 and 2003. The Series B has a par value of $10 per share, and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series B dividend has been unpaid. $21,420 and $14,994 in dividends were in arrears at December 31, 2004 and 2003, respectively on the Series B. Shares of the Series B have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series B are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series B is convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. The conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion.

The Company has a Series C Convertible Preferred Stock ("Series C") with 300,000 shares authorized and 37,960 and 40,460 shares outstanding at December 31, 2004 and 2003, respectively. The Series C has a par value of $10 per share and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series C dividend has been unpaid. $86,584 and $51,846 in dividends were in arrears at December 31, 2004 and 2003, respectively on the Series C. Shares of the Series C have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series C are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series C is convertible into Common Stock at a rate of $1.00 per share.

The Company has a Series 2002A Convertible Preferred Stock ("Series 2002A") with 100,000 shares authorized and 4,500 shares outstanding at December 31, 2004 and 2003. The Series 2002A has a par value of $10 per share and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series 2002A dividend has been unpaid. $11,620 and $7,007 in dividends were in arrears at December 31, 2004 and 2003, respectively on the Series 2002A. Shares of the Series 2002A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series 2002A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series 2002A is convertible into Common Stock at a rate of $0.25 per share.

Total Preferred Stock dividends in arrears at December 31, 2004 and 2003, respectively were $150,464 and $95,194.

Note 12 - Commitments and Contingencies

(a) Leases

    The Company leases its offices under operating leases that expire in 2006. Future minimum lease payments are as follows:

                            Year Ending        Future Minimum
                            December 31,       Lease Payments
                           --------------     ----------------
                               2005              $   102,513
                               2006                    7,082

    Rent expense under these operating leases was approximately $108,000 and $92,000 in 2004 and 2003, respectively, and is included in general and administrative expenses.

(b) Litigation

    The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations and financial condition of the Company if the Company is unsuccessful in defending against the actions.

    Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that the Company failed to pay for services rendered on a copier in the amount of $39,710. The Company has filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was unsuccessfully mediated, and a jury trial is set for April 25, 2005. We believe the range of possible loss is up to $55,000. We have not recorded a provision for this matter as we intend to vigorously defend these allegations and have not concluded that the payment is probable.

    On February 10, 2004, in Great Southern Life Insurance Company v. Dewey M. Moore, Jr. and Rushmore Insurance Services, Inc.; Cause No. CC-04-01666-C in the County Court at Law No. 3, Dallas County, Texas, a provider of insurance products for whom Rushmore Agency and D. M. Moore, Jr. acted as an agent, filed a claim in the Dallas County Court for overpaid commissions in excess of $70,000 plus attorney's fees and interest. This claim was settled in the first quarter of 2005 with all parties signing a mutual release. The claim has been dismissed with each party to bear its own costs incurred.

    On March 18, 2004, in Citicapital Technology Finance, Inc. v. Rushmore Financial Group, Inc.; Cause No. 04-02267; 101st Judicial District Court, Dallas County, Texas, a vendor filed a claim in the Dallas District Court claiming a total of $39,810 in delinquent lease payments, plus interest and attorney's fees, and return of equipment. At December 31, 2004 the Company estimated its liability for this claim to be approximately $16,000, and accordingly have recorded a liability for this amount. This claim was settled through mediation in February 2005 for $15,500.

    On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. The Company disputes the amount of the claims and plans to vigorously defend ourselves in this matter. At December 31, 2004 the Company estimates its liability for this claim to be approximately $11,000, and accordingly recorded a liability for this amount. The Company is in the early stages of discovery and a trial setting has not been set.

    RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at December 31, 2004 and December 31, 2003 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

    RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore. The former representatives are claiming $178,288 in commissions. At December 31, 2003 RSC estimated its

                                   Page F-18
    liability to be $43,000 and recorded an accrual for this amount. In 2004 RSC negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the sum of $129,425. The entire liability of $129,425 has been accrued at December 31, 2004.

Note 13 - Income Taxes

Deferred income taxes are comprised of the following at December 31, 2004 and 2003:

  Deferred federal income tax assets:                   2004           2003
                                                    -----------    -----------
       Accounts receivable                          $    25,844    $    25,844
       Accrued liabilities                               99,557        105,993
       Property and equipment                            38,103         38,103
       Net operating loss carryforward                3,925,867      3,248,540
                                                    -----------    -----------
                 Gross deferred income tax assets     4,089,371      3,418,480

       Valuation allowance                           (4,089,371)    (3,418,480)
                                                    -----------    -----------

                 Deferred income tax assets         $      --      $      --
                                                    ===========    ===========

The income tax expense differs from the statutory expense as follows:

                                                        2004           2003
                                                    -----------    -----------
  Computed "expected" federal income tax benefit    $  (848,857)   $  (841,822)
       Meals & entertainment                              1,196          9,970
       Stock compensation                                49,310         16,719
       Non-cash interest expense                         88,134        137,077
       Other permanent differences                       39,326         58,642
       Change in prior year estimate                       --            1,700
       Change in valuation allowance                    670,891        617,714
                                                    -----------    -----------

  Reported income tax expense                       $      --      $      --
                                                    ===========    ===========

The Company has net operating losses of approximately $11,547,000, which may be used to offset future taxable income. A portion of the Company's net operating losses may be subject to limitations due to changes in ownership. These loss carryforwards expire at various dates through 2024. The Company has recorded a valuation allowance to offset all deferred tax assets, as the ultimate realization of such assets is uncertain.

Note 14 - Stock Options

The Company has a 1997 Stock Option Plan (the "1997 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2004 and 2003, there were a total of 388,310 and 460,933 options, respectively, outstanding under the 1997 Stock Option Plan. Of the original 500,000 shares available under the plan, options for 31,453 shares have been exercised and 80,237 remain available for issue.

The Company also has a 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2004 and 2003, there were a total of 500,000 and 481,960 options, respectively, outstanding under the 2000 Stock Option Plan and 0 remain available for issue.

The Company also has a 2002 Stock Option Plan (the "2002 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2002 Option Plan covers, in the aggregate, a maximum of 1,000,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue

Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2002 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2004 and 2003, there were a total of 995,000 and 970,000 options, respectively, outstanding under the 2002 Stock Option Plan, and 5,000 remain available for issue.

On December 15, 2004 a Long-Term Incentive Plan ("LTIP") was approved by the Board of Directors to provide certain incentives to certain employees, directors, consultants, and advisors of the Company and its subsidiaries subject to approval by shareholders. The LTIP provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock-based plan for the directors, officers or employees of the Company. The LTIP will be presented to the Company's shareholders for approval at the annual shareholder meeting on May 18, 2005. At December 31, 2004 and 2003, there were a total of 235,000 and 0 options, respectively, outstanding under the LTIP and 2,136,827 remain available for issue.

Stock option activity during the periods indicated is as follows:

                                            Employee Stock Option
                                                    Plans
                                           -----------------------
                                                         Weighted
                                                          Average
                                                         Exercise
                                             Options       Price
            ----------------------------   ----------   ----------
            Balance at January 1, 2003        435,559    $    1.30
            Granted                         1,560,000         0.15
            Exercised                               -            -
            Expired                           (51,000)           -
                                           ----------   ----------
            Balance at December 31, 2003    1,944,559    $    0.39
                                           ==========   ==========
            Granted                           285,000         0.28
            Exercised                               -            -
            Expired                          (111,249)        0.51
                                           ----------   ----------
            Balance at December 31, 2004    2,118,310    $    0.37
                                           ==========   ==========

The following table summarizes information about employee stock option plans at December 31, 2004:

                          Options Outstanding           Options Exercisable
                  ----------------------------------  -----------------------
                                 Weighted
                                 Average
                                Remaining   Weighted                 Weighted
                                 Contract    Average                  Average
   Range of          Number        Life     Exercise     Number      Exercise
Exercise Prices   Outstanding    (Years)      Price    Exercisable     Price
---------------   -----------   ---------   --------   -----------   --------
$0.05  -  $0.56     1,846,960      3.86      $ 0.17      1,745,543    $ 0.17
 1.00  -   1.92       199,880      2.75        1.21        199,880      1.21
 2.47  -   2.50        21,470      3.66        2.50         21,470      2.50
 3.25                  50,000      3.00        3.25         50,000      3.25
                  -----------                          -----------
           Total    2,118,310      3.73      $ 0.37      2,016,893    $ 0.37
                  ===========                          ===========


The per-share weighted-average grant date fair value of all stock options granted to employees during 2004 and 2003 was $0.25 and $0.14, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 2004 - expected volatility of 123%, no dividend yield, risk-free interest rate of 3.50% and an expected life of five years; 2003 - expected volatility of 241%, no dividend yield, risk-free interest rate of 3.25% and an expected life of five years.

Note 15 - Federal Payroll Tax Obligation

The Company has an estimated federal and state payroll tax obligation of $442,697 and $178,636 at December 31, 2004 and 2003, respectively. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003 and all four quarters of 2004 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters of 2003, as these taxes have been submitted.

Note 16 - Convertible Notes Payable

On March 26, 2002 and March 28, 2002, the Company issued two unsecured convertible notes, each for $100,000. The note issued on March 28, 2002 was issued to a related party. These notes bear interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest were due and payable in a single installment on April 1, 2005. The company is in discussion with the holders to extend the maturity for one year and pay the accrued interest in the Company's common stock. The holders of the notes have the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater. The Company calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and determined that the conversion feature of these notes is not beneficial.

On May 10, 2002, the Company issued two unsecured convertible notes, one for $66,667 and one to a related party for $33,333. These notes bear interest at 9% per annum that is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest were due and payable on April 1, 2005. The company is in discussion with the holders to extend the maturity for one year and pay the accrued interest in the Company's common stock. The holder of the notes has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share. The Company has calculated the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $14,000 as debt discount. This debt discount is being amortized as interest expense over the three-year term of the notes. At December 31, 2004 and 2003, the Company has recorded approximately $5,680 and $4,545, respectively, of interest expense related to the amortization of the debt discount.

On October 16, 2002 and November 11, 2002 the Company issued unsecured convertible notes to a related party for $120,000 and $65,000, respectively that bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least $2,000,000 from a debt offering. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. Both of these notes are past due and the Company is in discussions with the holder on repayment or conversion into an equity instrument. The Company has recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF 98-5 and EITF 00-27, the Company is amortizing the debt discount as interest expense over the six-month term of the note. For the years ended December 31, 2004 and 2003, the Company recorded approximately $0 and $17,000, respectively, of interest expense related to the amortization of the debt discount.

Note 17 - Convertible Bonds Payable

During 2004 the Company issued Bonds for proceeds of $43,000. During 2003, the Company issued the Bonds for proceeds of $794,500, had $95,000 of preferred stock converted into the Bonds, issued $12,500 of the Bonds as payment for accounts payable, compensation and legal settlement, and issued $15,000 of the Bonds as repayment of an advance from a related party. The Bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion of the Bonds if the stock trades above $2.00 per share on 10 consecutive trading days. The Bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company calculated the beneficial conversion feature embedded in the Bonds in accordance with EITF 98-5 and EITF 00-27, and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the years ended December 31, 2004 and 2003 was $86,734 and $377,526, respectively.

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

During 2004, holders of $230,000 of the Bonds elected to convert into 1,107,845 shares of the Company's common stock.

At December 31, 2004 and 2003 Bonds payable totaled $464,085 and $564,351, respectively, net of debt discount.

Note 18 - Liabilities Acquired in 2001 Acquisition

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. As part of this acquisition, the Company acquired certain assets and liabilities of Dominion Institutional Services Corporation. The liabilities, consisting of mostly trade accounts payable, due when the Company assumed the liabilities, totaled $332,098 at December 31, 2004 and 2003.



Note 19 - Loss on Settlement of Liabilities

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

During 2004 certain holders of Bonds elected to convert their Bonds into the Company's common stock. To settle accrued interest and dividends totaling $30,010 relating to the Bonds, the Company agreed to issue the holders common stock at a rate equal to their conversion price. Since the fair value of the Company's common stock was greater than the conversion price on the date of issuance, a loss was recorded for the difference totaling $21,937. Additionally, to settle advances from related parties of $82,667, the Company issued 483,333 shares of common stock valued at $164,334 using the fair value of the Company's stock on the date of issuance and recorded the difference of $81,667 as a loss. The Company's total loss on settlement of liabilities during 2004 was $103,604, which is presented in the accompanying consolidated statement of operations as "Loss on settlement of liabilities."

Note 20 - Subsequent Events

In March 2005, the Company issued the 750,000 contingent shares of common stock associated with the LostView acquisition. The common stock had a fair market value of $195,000 on the date of issuance. The entire $195,000 will be allocated to goodwill. LostView was able to fulfill all of the requirements of the purchase agreement and the key employees' employment agreements renew on a month to month basis. See additional discussion of the LostView acquisition in Note 7. See additional discussion of the LostView acquisition in Note 7.

In March 2005 existing shareholders purchased 1,458,333 shares of the Company's common stock along with a warrant to purchase 1,458,333 additional shares of common stock for $350,000. Each warrant is exercisable until September 2009 at an average price of $0.24 per share.





Item 8. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

       None.

Item 8A.  Controls and Procedures

Introduction.

       "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principle executive and principal financial officers to all timely decisions regarding disclosure.

       "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer: (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

       We have endeavored to design our Disclosure Controls and Procedures and Internal Controls over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

Changes in Internal Control Over Financial Reporting.

       During the fiscal quarter ended December 31, 2004, there were no changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting. However, we have made, and are continuing to make, changes in our Internal Control over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are preparing for the implementation of a uniform consolidated accounting system at all of our business units. We will also hire an outside firm, not affiliated with our independent auditors, to complete an objective review of our Internal Control over Financial Reporting and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

Evaluation of Disclosure Controls and Procedures.

       The Company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our

Disclosure Controls and Procedures as of December 31, 2004. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

Item 8B.  Other Information

       None.

PART III

Item 9.   Directors and Executive Officers of the Registrant

       The sections entitled "Directors and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2005, sets forth certain information with respect to the directors and executive officers of the Company.

Item 10.  Executive Compensation

       The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2005, sets forth certain information with respect to the compensation of management of the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

       The section entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2005, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

Item 12.  Certain Relationships and Related Transactions

       The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2005, sets forth certain information with respect to these matters.

Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits

      **     3.1         Articles of Incorporation, as amended
      **     3.2         Bylaws
      **     4.1         Specimen certificate  for shares of Common Stock of the
                         Company
      **     4.2         Specimen certificate  for shares of Preferred  Stock of
                         the Company
      **     10.1.1      Employment Agreement with D. M. Moore, Jr.
      **     10.6.2      Overhead Services Agreement
      *      10.22       LostView Purchase Agreement
      *      14.1        Code of Business Conduct and Ethics
      +      21.1        Subsidiaries of the Registrant
      +      31(i)       Certification of Chief Executive Officer
      +      31(ii)      Certification of Chief Financial Officer
      +      32(i)       Section 906 Certification of Chief Executive Officer
      +      32(ii)      Section 906 Certification of Chief Financial Officer

    +     Filed herewith
    *     Filed as Exhibits to Registrant's Form 10KSB dated April 15, 2004.
    ** Filed as Exhibits to Registrant's Form SB-2 registration statement, file no 333-42225, and incorporated herein by reference.

     (b) Reports on Form 8-K

         1. A report on Form 8-K addressing Item 3.02. - Sale of Unregistered Equity Securities, was filed on October 12, 2004 and December 23, 2004.
         2. A report on Form 8-K addressing Item 5.02. - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, was filed on December 10, 2004.
         3. A report on Form 8-K addressing Item 7.01. - Regulation FD Disclosure, was filed on November 5, 2004, November 18, 2004, and December 23, 2004.
         4. A report on Form 8-K addressing Item 9.01. - Financial Statements and Exhibits, was filed on November 18, 2004, December 2, 2004, December 10, 2004 and December 23, 2004.

Item 14.  Principal Accountant Fees and Services

       On January 26, 2004, the Company's stockholders ratified the Board of Directors' appointment of KBA Group LLP to serve as the Company's independent auditors for the years ending December 31, 2003 and 2004.

       The following table sets forth the fees billed to the Company by KBA Group LLP for the years ending December 31, 2004 and 2003. Fees for audit services provided by KBA Group LLP include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and review of the registration statements.

                                                  2004         2003
                                               ----------   ----------
          Audit fees                           $  139,343   $   86,050
          Audit related fees                            -            -
                                               ----------   ----------
          Total audit and audit related fees      139,343       86,050
          Tax fees                                      -            -
          All other fees                                -            -
                                               ----------   ----------
          Total                                $  139,343   $   86,050
                                               ==========   ==========

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rush Financial Technologies, Inc.



April 15, 2005                      By: /s/ D.M. (Rusty) Moore, Jr.
                                    --------------------------------------------
                                    D.M. (Rusty) Moore, Jr., President and
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 15, 2005                      /s/ Randy Rutledge
                                    --------------------------------------------
                                    Randy Rutledge, Chief Financial Officer
                                    and Secretary and Director
                                    (Principal Financial and Accounting Officer)


April 15, 2005                      /s/ Charles B. Brewer
                                    --------------------------------------------
                                    Charles B. Brewer, Director


April 15, 2005                      /s/ James E. Keller
                                    --------------------------------------------
                                    James E. Keller, Director


April 15, 2005                      /s/ Daniel L. (Bo) Ritz
                                    --------------------------------------------
                                    Daniel L. (Bo) Ritz, Director


April 15, 2005                      /s/ Gayle C. Tinsley
                                    --------------------------------------------
                                    Gayle C. Tinsley, Director


April 15, 2005                      /s/ Stephen B. Watson
                                    --------------------------------------------
                                    Stephen B. Watson, Director