Form 10QSB
period 2005-03-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2005-05-13
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

                                 Yes XXX No ____

       State the number of shares outstanding of each of the issuer's classes of common equity as of April 30, 2005: 28,155,783 shares of common stock, $0.01 par value.

       Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.         FINANCIAL INFORMATION
Item 1.         Financial Statements


                  RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                     March 31,     December 31,
                                        ASSETS                                         2005            2004
                                                                                   ------------    ------------
Current assets
      Cash and cash equivalents                                                    $    298,571    $    343,510
      Accounts receivable                                                                40,627          54,235
      Prepaid expenses and other current assets                                          94,208          76,332
                                                                                   ------------    ------------
         Total current assets                                                           433,406         474,077
                                                                                   ------------    ------------
Capitalized software development costs, net of
      accumulated amortization                                                          731,837         817,631
Property and equipment, net of accumulated depreciation                                  91,842          80,127
Intangibles, net                                                                        160,833         205,863
Deferred financing fees, net                                                              2,310           5,774
Goodwill                                                                                395,247         200,247
Other assets                                                                             17,267          31,786
                                                                                   ------------    ------------
         Total assets                                                              $  1,832,742    $  1,815,505
                                                                                   ============    ============

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
      Accounts payable                                                             $    588,215    $    631,684
      Accrued preferred stock dividends                                                 166,111         150,464
      Accrued payroll tax obligation                                                    580,835         442,697
      Accrued expenses and other liabilities (including $95,050 and $85,194 of accrued interest expense due to related parties at March 31, 2005 and
         December 31, 2004, respectively)                                               843,633         859,916
      Liabilities acquired in 2001 acquisition                                          332,098         332,098
      Convertible notes payable (including $318,333 due to related parties at March 31, 2005 and December 31, 2004),  net of unamortized debt discount of $1,139 and $2,725 March 31, 2005 and December 31,
         2004, respectively                                                             483,861         482,725
                                                                                   ------------    ------------
         Total current liabilities                                                    2,994,753       2,899,584
                                                                                   ------------    ------------

Convertible bonds payable, net of unamortized debt discount of $15,275
      and $20,915 at  March 31, 2005 and December 31, 2004, respectively                329,725         464,085
                                                                                   ------------    ------------
         Total liabilities                                                            3,324,478       3,363,669
                                                                                   ------------    ------------

Commitment and contingencies

Shareholders' deficit
      Preferred stock - cumulative; $10 par value; 38,792 shares authorized;
         14,063 shares  issued and  outstanding;  liquidation  preference of $10
         per share                                                                      140,630         140,630
      Preferred stock - convertible cumulative; $10 par value; 800,000 shares authorized; 51,980 shares issued and outstanding; liquidation
         preference of $10 per sahre                                                    519,800         519,800
      Common stock - $0.01 par value; 50,000,000 shares authorized;
         28,155,783 and 24,715,790 shares issued and outstanding at March
         31, 2005 and December 31, 2004, respectively                                   281,557         247,157
      Additional paid in capital                                                     16,603,555      15,895,945
      Accumulated deficit                                                           (19,037,278)    (18,351,696)
                                                                                   ------------    ------------
         Total shareholders' deficit                                                 (1,491,736)     (1,548,164)
                                                                                   ------------    ------------
         Total liabilities and shareholders' deficit                               $  1,832,742    $  1,815,505
                                                                                   ============    ============

                See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months ended March 31, 2005 and 2004
                                   (unaudited)

                                                                       2005            2004
                                                                   ------------    ------------
Revenue:
         Investment services                                       $    483,021    $    518,854
         Software services                                                2,595          44,790
         Corporate                                                        6,409          10,137
                                                                   ------------    ------------
                      Total revenue                                     492,025         573,781

Expenses:
         Investment services                                            442,803         397,397
         Software services                                              167,801         193,392
         General and administrative                                     272,508         397,362
         Depreciation and amortization                                  232,458         208,392
         Loss on settlement of liabilities                               26,458          25,030
                                                                   ------------    ------------
                      Total expenses                                  1,142,028       1,221,573
                                                                   ------------    ------------

Operating loss                                                         (650,003)       (647,792)

Interest expense (including $9,856 and $6,220 to related parties
          during 2005 and 2004, respectively)                           (35,579)       (103,363)
                                                                   ------------    ------------

Net loss                                                           $   (685,582)   $   (751,155)
                                                                   ============    ============

Basic and diluted net loss per share attributable
         to common shareholders                                    $      (0.03)   $      (0.05)
                                                                   ============    ============

Weighted average common shares outstanding,
         basic and diluted                                           25,660,546      16,833,181
                                                                   ============    ============






           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2005 and 2004
                                   (unaudited)

                                                                                2005           2004
                                                                            -----------    -----------
Cash flows from operating activities:
     Net loss                                                               $  (685,582)   $  (751,155)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Common stock issued for compensation and services                       3,313         25,245
          Depreciation and amortization                                         232,458        208,392
          Loss on settlement of liabilities                                      26,458         25,030
          Amortization of deferred financing fees                                 3,464          3,464
          Amortization of debt discount                                           6,776         67,954
          Change in assets and liabilities, net of effect of acquisition:
             (Increase) decrease in assets:
               Accounts receivable                                               13,608        (13,533)
               Prepaid expenses and other current assets                        (17,876)        (9,294)
               Other assets                                                      14,519           --
             Increase (decrease) in liabilities:
               Accounts payable                                                 (43,469)        13,454
               Accrued payroll tax obligation                                   138,138         76,953
               Accrued expenses and other liabilities                            23,414        149,668
                                                                            -----------    -----------
Net cash used in operating activities                                          (284,779)      (203,822)
                                                                            -----------    -----------

Cash flows from investing activities:
     Cash acquired in acquisition                                                  --            4,446
     Purchase of equipment                                                      (26,065)        (5,678)
     Capitalization of software development costs                               (87,295)       (30,018)
                                                                            -----------    -----------
Net cash used in investing activities                                          (113,360)       (31,250)
                                                                            -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                                         350,000        175,000
     Proceeds from exercise of stock options                                      3,200           --
     Payments on notes payable                                                     --           (5,065)
     Proceeds from convertible bonds                                               --           43,000
                                                                            -----------    -----------
Net cash provided by financing activities                                       353,200        212,935
                                                                            -----------    -----------

Net decrease in cash and cash equivalents                                       (44,939)       (22,137)
Cash and cash equivalents at beginning of period                                343,510        171,088
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   298,571    $   148,951
                                                                            ===========    ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $      --      $      --
     Cash paid for income taxes                                             $      --      $      --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividends accrued                                      $    15,647    $    15,422
     Common stock issued as payment for accrued interest and accrued
          dividends                                                         $    66,145    $    47,310
     Common stock issued in the Lostview acquisition                        $   195,000    $   337,500
     Receipt of asset purchased with common stock                           $      --      $    36,000
     Conversion of bonds into common stock                                  $   140,000    $   203,000
     Common stock issued for pending issuances                              $      --      $ 1,007,319


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Information

         The financial statements included herein have been prepared by Rush Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly our financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with our financial statements and the notes thereto as of and for the year ended December 31, 2004, included in our annual report on Form 10-KSB for the year ended December 31, 2004.

         Rush Financial Technologies, Inc., dba RushTrade(R)Group ("RSHF," "RushTrade Group," "Rush," "we," "our" or the "Company"), is a holding company that operates through the following primary subsidiaries: a real-time financial technology development company, RushGroup Technologies, Inc., a new generation direct-access online brokerage firm, RushTrade Securities, Inc., along with LostView Development Corporation, a financial technology and web development company.

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

         In February, 2004 we acquired LostView Development Corporation, ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. We are utilizing LostView's software development capabilities to accelerate our options trading development and better position the Company to quickly add new product enhancements, and gain additional levels of redundancy and fault tolerance for our products and services.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2005, our current liabilities exceeded our current assets by $2,561,347. Additionally, we incurred a net loss of $685,582 during the three months ended March 31, 2005 and $2,496,637 in 2004. Also, we used cash in operations of $284,779 during the three months ended March 31, 2005 and $1,008,245 in 2004. We have unpaid payroll tax obligation of approximately $581,000 and past due debt totaling $185,000 at March 31, 2005. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have taken several steps to increase cash by the use of borrowings and equity. During the three months ending March 31, 2005, we were able to raise operating capital of $350,000 through a private placement of common stock and warrants. We sold 1,458,333 shares of common stock at an average price of $0.24 per share for total net proceeds of $350,000. We expect to continue to raise additional equity and/or debt funding until we begin to generate positive cash flows from operations. However, at this time we have no commitments for any additional funding.

2.   Use of Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.

3.   Industry Segment Information

         Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RushTrade offers broker/dealer services, and its operations have been included in the Investment Services segment. The Software Services segment is comprised of RushGroup and LostView which offer licensing of the RushTrade direct access software and other arrangements and are expected to become a new stream of revenue for us. There is ongoing development activity on the software to enhance its use to outside entities; however, we have received only minimal revenue to date related to the Software Services segment.

         The assets of the parent company, Rush Financial Technologies, Inc., are used to support the operations of the the primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                    March 31,
                                         -------------------------------
            Identifiable Assets               2005             2004
        --------------------------       --------------   --------------
        Investment Services                $    184,503     $    168,017
        Software Services                     1,244,201        1,520,708
        Corporate                               404,038          381,724
                                         --------------   --------------
                   Total                   $  1,832,742     $  2,070,449
                                         ==============   ==============

                                           Three Months Ended March 31,
                                         -------------------------------
            Capital Expenditures              2005             2004
        --------------------------       --------------   --------------
        Investment Services                $        728     $       --
        Software Services                        87,295           30,018
        Corporate                                25,337            5,678
                                         --------------   --------------
                   Total                   $    113,360     $     35,696
                                         ==============   ==============

                                           Three Months Ended March 31,
            Depreciation and             -------------------------------
              Amortization                    2005            2004
        --------------------------       --------------   --------------
        Investment Services                $     33,074     $     27,731
        Software Services                       195,268          173,672
        Corporate                                 4,116            6,989
                                         --------------   --------------
                   Total                   $    232,458     $    208,392
                                         ==============   ==============

         The following summarizes our industry segment operating data for the periods indicated:

                                           Three Months Ended March 31,
                                         -------------------------------
            Revenue                           2005             2004
        --------------------------       --------------   --------------
        Investment Services                $    483,021     $    518,854
        Software Services                         2,595           44,790
        Corporate                                 6,409           10,137
                                         --------------   --------------
                   Total                   $    492,025     $    573,781
                                         ==============   ==============

                                           Three Months Ended March 31,
                                         -------------------------------
            Interest Expense                  2005             2004
        --------------------------       --------------   --------------
        Investment Services                $       --       $       --
        Software Services                            34             --
        Corporate                                35,545          103,363
                                         --------------   --------------
                   Total                   $     35,579     $    103,363
                                         ==============   ==============

                                           Three Months Ended March 31,
                                         -------------------------------
            Net Income (Loss)                 2005             2004
        --------------------------       --------------   --------------
        Investment Services                $      7,144     $     93,726
        Software Services                      (360,508)        (322,274)
        Corporate                              (332,218)        (522,607)
                                         --------------   --------------
                   Total                   $   (685,582)    $   (751,155)
                                         ==============   ==============

                                           Three Months Ended March 31,
                                         -------------------------------
                 Expense                      2005             2004
        --------------------------       --------------   --------------
        Investment Services                $    475,877     $    425,128
        Software Services                       363,103          367,064
        Corporate                               338,627          532,744
                                         --------------   --------------
                   Total                   $  1,177,607     $  1,324,936
                                         ==============   ==============

4.   Capitalized Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the three months ended March 31, 2005 and 2004. As of March 31, 2005, the total of all capitalized software development costs was $2,635,304 and accumulated amortization of capitalized software development costs totaled $1,903,467. During the three months ended March 31, 2005 and 2004, we amortized $173,089 and $173,672 of software costs, respectively, using an estimated useful life of three years.


5.   Reclassification

         Certain prior period balances have been reclassified to conform to the current period presentation.

6.   Net Loss Per Share

         Loss per share applicable to common shareholders for the periods indicated are computed using the following information:

                                                        Three months ended March 31,
                                                        ----------------------------
                                                            2005           2004
                                                        ------------   ------------

Net loss                                                $   (685,582)  $   (751,155)
Dividends on preferred stock                                 (15,647)       (15,422)
                                                        ------------   ------------

Net loss attributable to common shareholders            $   (701,229)  $   (766,577)
                                                        ============   ============

Net loss per share applicable to common shareholders,
         basic and diluted                              $      (0.03)  $      (0.05)
                                                        ============   ============


7.   Acquisition

         We acquired LostView Development Corporation ("LostView") through a stock purchase agreement effective February 27, 2004. We purchased all of the outstanding stock of LostView in exchange for 750,000 shares of our restricted common stock at closing and an additional 750,000 shares issued on March 2, 2005. LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. RushTrade Group benefits from the addition of LostView in several significant ways. By utilizing LostView's resources, RushGroup's software development capabilities have increased, accelerating our options and futures trading development. RushGroup is also better positioned to quickly add new product enhancements, including the ability to capture market data directly from the financial exchanges. Moreover, RushTrade gained additional levels of redundancy and fault tolerance for its products and services. RushGroup also retained key employees of LostView, bringing valuable experience in real-time financial software development, market data collection and distribution.

         The consideration for the purchase of LostView has been valued at $532,500, based on the fair value of the stock issued on February 27, 2004 valued at $337,500 plus the contingent consideration issued on March 2, 2005, valued at $195,000 on the day the contingency was resolved and the shares became issuable. The contingency was resolved when the LostView primary employees fulfilled the terms of their employment agreements.

         The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of LostView have been recorded at their estimated fair value and the results of operations have been included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and intangible assets acquired in the acquisition totaled $395,247 and was allocated to goodwill.

Allocation of Purchase Price

         Following is a summary of the amounts assigned to the assets and liabilities of LostView:

             Cash                                     $     4,446
             Accounts receivable                           12,612
             Property and equipment                         8,733
             Goodwill                                     395,247
             Employment agreement                          63,453
             Intellectual property                         50,000
             Accounts payable                              (1,991)
                                                      -----------

             Total purchase price                        $532,500
                                                      ===========

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Unaudited Pro Forma Results

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred at January 1, 2004:

                                                          For the Three Months
                                                             Ended March 31,
                                                          --------------------
                                                                   2004
                                                          --------------------
     Revenues                                                  $   605,668
     Net loss attributed to common shareholders                $  (751,155)
     Net loss per share attributed to common
             shareholders, basic and diluted                   $     (0.04)
     Weighted average shares outstanding, basic and
             diluted                                            17,311,203

8.   Intangibles

         In January 2002, we entered into a non-exclusive agreement with NewportX.com, an affiliate of Online Training Academy, ("OTA"), for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for us to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002 an alternate method of payment was agreed to by amendment to the original agreement, whereby we agreed to pay OTA $2,000 in common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. We issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount was recorded as a prepaid asset as we issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts were received and certified, we reclassified these amounts to an intangible asset. As of December 31, 2004, all 150 of the trader accounts were delivered and certified and $300,000 was reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the three months ended March 31, 2005 and 2004 was $25,000 and $22,000, respectively. At March 31, 2005 accumulated amortization of this intangible totaled $172,500.

         In February 2004, we completed the acquisition of LostView. The assets acquired included $113,453 of intangible assets, other than goodwill. Of the $113,453 of intangible assets, $50,000 was assigned to intellectual property subject to amortization over 3 years and $63,453 was assigned to employment agreements subject to amortization over 1 year (the term of the employment agreements). Amortization expense related to these intangibles was $20,030 and $0 for the periods ending March 31, 2005 and 2004, respectively. At March 31, 2005, accumulated amortization of these intangibles totaled $80,120.

9.   Convertible Notes

         We have two convertible notes due to a related party totaling $185,000 that are past due. We are in discussion with the holder to repay, and we have agreed to repay these notes. We have convertible notes totaling $200,000 plus accrued interest presently due and payable and additional notes of $100,000 plus accrued interest that will become due on May 10, 2005.

10.  Convertible Bonds

         Early in 2004 our $1,500,000 offering of 12% Senior Secured Convertible Bonds ("Bonds") was fully subscribed. The Bonds bear interest at 12% per annum and are convertible into our common stock at a rate of 50% of the average market price of the stock for the ten days preceding conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. We may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days.

         During the three months ended March 31, 2005, $140,000 of Bonds converted into 933,333 shares of common stock and at March 31, 2005 Bonds payable totaled $329,725 net of unamortized debt discount of $15,275.

11.  Stock-Based Compensation

         We account for our stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. We did not record any compensation expense in the three months ended March 31, 2005 and 2004 as the exercise prices of the options issued, if any, equaled or exceeded the fair market value of the stock on the date of issuance. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," net loss and loss per share would have been increased as indicated below:
                                                          Three Months
                                                         Ended March 31,
                                                    ------------------------
                                                       2005          2004
                                                    ----------    ----------
   Net loss attributable to common shareholders,
        as reported                                 $ (701,229)   $ (766,577)
   Add:  Stock-based employee compensation
        expense included in reported net loss             --            --
   Deduct:  Stock-based employee compensation
        expense determined under fair value based
        method                                            --         (26,368)
                                                    ----------    ----------
   Pro forma net loss                               $ (701,229)   $ (792,945)
                                                    ==========    ==========

   Net loss per share
        As reported                                 $    (0.03)   $    (0.05)
                                                    ==========    ==========
        Pro forma                                   $    (0.03)   $    (0.05)
                                                    ==========    ==========

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

         We plan on adopting the new standard using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss above.

12.  Shareholders' Deficit

         During the first quarter of 2005 we issued 1,250 shares of common stock (valued at $313 based on the fair value of our common stock on the date of issuance) to employees as compensation, holders of $140,000 of convertible bonds elected to convert their bonds into 933,333 shares of common stock, 750,000 shares of common stock were issued for the purchase of LostView Development Corporation (valued at $195,000 based on the fair market value of our common stock on the date of issuance), 12,498 shares of common stock were issued as directors fees (valued at $3,000 based on the fair value of our stock on the date of issuance), 20,000 stock options were exercised for proceeds of $3,200 and $39,687 of accrued interest was converted into 264,580 shares of common stock with a fair market value of $66,145 at issuance. A loss on the settlement of liabilities was recorded for $26,458, the difference between the fair value of the common stock issued and the amount of the interest obligation. Additionally, 1,458,333 shares of common stock and an equal number of warrants were issued for proceeds of approximately $350,000. The warrants are for the purchase of our common stock at $0.24 per share with a term of four years.

13.  Payroll Tax Obligation

         We have an estimated federal and state payroll tax obligation of $580,835 at March 31, 2005. We have estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003, all four quarters of 2004 and a portion of the taxes due for the first quarter of 2005 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters 2003, as these taxes have been submitted and the remaining taxes due for the first quarter of 2005 were submitted subsequent to period end but were an obligation at March 31, 2005.

14.  Legal Proceedings

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was unsuccessfully mediated, and a jury trial is set for July 11, 2005. We believe the range of possible loss is up to $55,000. We have not recorded a provision for this matter as we intend to vigorously defend these allegations and believe that payment is not probable.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. At March 31, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has not been set.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at March 31, 2005 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

         We have taken several steps to increase cash by the use of borrowings and equity. During the three months ended March 31, 2005, we were able to raise operating capital of approximately $350,000 through a private placement of common stock. We sold 1,458,333 shares at an average price of $0.24 per share for total net proceeds of approximately $350,000.

2.   RushTrade and RushGroup Business Summary

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

         After more than three years of development and successful beta testing, RushTrade Group launched its technology platform in 2003 under its RushTrade(R) brand, offering multi direct-access software applications to meet the needs of active online investors, semi-professional traders, institutional traders and portfolio managers. RushGroup provides real-time market data and the highest quality of trade executions in U.S. equities with direct-access routes to all major exchanges and Electronic Communications Networks ("ECN's"), streaming real-time quotes, charts, news, research, and other advanced trading and portfolio management tools.

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

         RushGroup's Data Service Center processes and delivers real-time market data, quotes, charts, advanced studies, etc., and its "Execution Server," utilizing DART, a proprietary intelligent or "smart" order routing technology which has connections to the major Exchanges and ECNs, empowers customers, in most cases, to bypass the "middlemen" or Market Makers that seek to profit from customer order flow. Within milliseconds, DART automatically scans the available market for the best price and routes the order to that particular market participant. RushTrade's marketable limit orders are usually routed, executed and filled in less than 1-2 seconds.

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

Market Opportunity

         Demographic shifts and new technologies always drive change; electronic brokerage, electronic clearing and electronic order matching is changing the retail brokerage and institutional trading industry. In addition, recent regulatory actions are opening up new opportunities for RushGroup's products and services. Various regulatory agencies are requiring modifications to long-established practices such as "payment-for-order-flow" between market makers, "soft dollar" arrangements to trading firms in exchange for research coverage, and more disclosure and transparency in other trading practices.
RushTrade Group is positioning itself to benefit from the convergence of these industry trends and regulatory changes. We believe that new technologies have begun to erode the dominance previously enjoyed by a few large players such as Bloomberg, Sunguard, ILX/Thompson, and Reuters. New market opportunities have emerged for new providers like RushGroup, who we believe can more efficiently and cost effectively deliver financial tools and information.

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

Strategic Alliances

         We have established strategic alliances or joint marketing arrangements with eSignal, Knobias, Trade-Ideas, Online Trading Academy and others. These arrangements, depending on the terms of the relationship, provide joint marketing opportunities that are expected to enhance our ability to acquire new customers, lower our customer acquisition costs and/or provide education and other resources that improve our customer retention.

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

         Online Trading Academy ("OTA") is an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. OTA is a recognized leader in the unique educational niche of live Direct Access Trading education. Using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction, and to make the education even more attractive, we reimburse OTA's students' tuition by offering commission discounts at RushTrade. The agreement calls for a revenue sharing arrangement with NexportX.com, the broker dealer affiliate of OTA, whereby RushTrade is to pay 50% of its net revenue after clearing charges and other costs to NewportX on a monthly basis. The agreement is for a three-year term with a provision for annual renewals upon agreement by the parties. Currently, customer accounts from OTA account for less that 10% of our customer accounts and approximately 20% of our trade volume and revenue. We account for the revenue as RushTrade transaction based revenue and the revenue sharing portion as a commission or customer acquisition cost expense. An amendment to the agreement was executed in 2002 that substituted the revenue sharing provision by the acquisition of 150 customer accounts in exchange for our common stock, which is more fully described in Note 8 to the Unaudited Consolidated Financial Statements. We believe this relationship allows us to acquire high quality customers, trained on the RushTrade software platform, and enhances the knowledge and effectiveness of the individual trader and therefore the longevity of our customer.

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

Plan of Operation

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2005, our current liabilities exceeded our current assets by $2,561,347. Also, we had net losses of $685,582 for the three months ended March 31, 2005 and $2,496,637 in 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings and equity. During the three months ending March 31, 2005, we were able to raise operating capital of approximately $350,000 through a private placement of common stock and warrants. During 2004 we raised approximately $1,378,000 from the sale of common stock through private placements and $43,000 through the sale of 12% Senior Secured Convertible Bonds (the "Bonds"). During 2003 we raised $794,500 through the sale of the Bonds. The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Bond offering was fully subscribed shortly after the year ended December 31, 2003.

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


         The number of RushTrade customer accounts and corresponding customer assets has grown as follows:

  As of     Total     Securities       Cash          Total        Margin         Total
  Date     Accounts     Value         Balance        Assets         Debt         Equity
--------   --------   -----------   -----------   -----------   -----------   -----------
 9/30/02      95      $ 1,492,474   $ 1,671,317   $ 3,163,791   $  (27,652)   $ 3,136,139
12/31/02     140        4,335,121     1,984,429     6,319,550     (318,152)     6,001,398
 1/31/03     190        5,608,639     4,501,291    10,109,930     (829,355)     9,280,575
 2/28/03     225       10,415,611     5,188,474    15,604,085   (1,426,446)    14,177,639
 3/31/03     301       11,552,613     4,803,235    16,355,848   (1,169,472)    15,186,376
 4/30/03     421       14,054,217     6,765,568    20,819,785   (1,468,478)    19,351,307
 5/31/03     522       15,434,623     8,304,606    23,739,229   (1,799,998)    21,939,231
 6/30/03     636       18,794,159     9,141,242    27,935,402   (2,598,923)    25,336,479
 7/31/03     751       20,419,951     9,993,480    30,413,430   (2,701,092)    27,712,338
 8/31/03     856       22,312,506    10,612,005    32,924,511   (3,148,393)    29,776,118
 9/30/03    1,001      20,740,815    10,992,947    31,733,762   (2,075,382)    29,658,380
10/31/03    1,116      21,590,111    11,396,924    32,987,035   (1,261,640)    31,725,395
11/30/03    1,185      23,325,859    12,693,979    36,019,838   (1,467,801)    34,552,037
12/31/03    1,272      27,818,441    12,940,421    40,758,862   (1,811,751)    38,947,111
 1/31/04    1,422      28,824,596    14,083,292    42,907,888   (2,090,120)    40,817,768
 2/29/04    1,587      31,161,088    13,797,508    44,958,596   (2,327,977)    42,630,619
 3/30/04    1,775      31,222,653    16,627,495    47,850,148   (2,342,976)    45,507,172
 4/30/04    1,884      31,875,885    18,555,467    50,431,352   (2,665,504)    47,765,848
 5/31/04    2,007      33,398,506    18,875,300    52,273,806   (3,040,401)    49,233,405
 6/30/04    2,080      34,677,309    18,767,608    53,444,917   (3,319,895)    50,125,022
 7/31/04    2,161      30,450,573    20,212,429    50,663,002   (2,345,174)    48,317,828
 8/31/04    2,217      30,317,735    19,241,788    49,559,523   (2,551,375)    47,008,148
 9/30/04    2,297      32,766,520    18,542,788    51,309,308   (3,160,483)    48,148,825
10/31/04    2,345      31,835,458    21,344,875    53,180,332   (2,421,150)    50,759,182
11/30/04    2,406      36,789,079    19,561,429    56,350,508   (2,637,219)    53,713,290
12/31/04    2,503      40,056,557    19,558,461    59,615,018   (3,017,523)    56,597,496
 1/31/05    2,581      37,194,729    19,573,235    56,767,964   (2,036,440)    54,731,524
 2/28/05    2,657      41,026,103    17,574,439    58,600,543   (1,894,213)    56,706,329
 3/31/05    2,717      42,087,506    19,144,181    61,231,687   (2,514,089)    58,717,598


         The following table shows the 2003, 2004 and 2005 month to date activity level of the RushTrade Securities, Inc. customer base:

             For the           Number        Number        Number of
             Month of        of Trades     of Shares     New Accounts
         ----------------   -----------   -----------   --------------
         January 2003           3,414       3,596,532         50
         February 2003          3,851       3,583,894         35
         March 2003             4,521       3,039,325         76
         April 2003             7,019       4,242,451        120
         May 2003               8,178      10,029,062        101
         June 2003             11,054       8,772,640        114
         July 2003             10,839      11,632,790        115
         August 2003           10,112      12,672,975        105
         September 2003        13,315      32,177,054        145
         October 2003          15,700      39,072,872        115
         November 2003         14,746      54,738,776         69
         December 2003         16,311      47,055,892         87
         January 2004          18,362      69,948,879        150
         February 2004         16,270      46,033,738        165
         March 2004            20,307      78,024,289        159
         April 2004            21,873      98,027,673        129
         May 2004              14,616     122,286,369         80
         June 2004             17,161     173,243,821         73
         July 2004             15,378     128,038,074         81
         August 2004           13,725     129,097,987         56
         September 2004        15,108     169,176,496         80
         October 2004          14,391     222,908,308         48
         November 2004         16,342     243,255,421         61
         December 2004         16,987     870,807,259         97
         January 2005          17,924     448,590,449         78
         February 2005         16,569     565,446,899         76
         March 2005            16,887     834,633,493         60

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

3.   Results of Operations

Three Months Ended March 31, 2005 and 2004:

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                           Three Months Ended March 31,
                                         -------------------------------
            Revenue                           2005             2004
        --------------------------       --------------   --------------
        Investment Services                $    483,021     $    518,854
        Software Services                         2,595           44,790
        Corporate                                 6,409           10,137
                                         --------------   --------------
                   Total                   $    492,025     $    573,781
                                         ==============   ==============

         Total revenue for the first quarter decreased $81,756, or 14%, from 2004 to 2005. This decrease reflects the reduction of Software Services revenue from LostView, and reflects the decreased revenue from in the RushTrade business unit in 2005 compared to 2004.

         Investment Services revenue decreased $35,833, or 7%, from 2004 to 2005. RushTrade was unable to continue its aggressive marketing for much of 2004. We believe that this reduction restricted our revenue growth for much of the last half of 2004 and has continued to limit growth in the first quarter of 2005. In late 2004 we began an aggressive advertising campaign and expect our revenue growth rate to increase in the coming periods. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues.

         Software Services had revenue of $2,595, a decrease of $42,195, or 94% from 2004 to 2005. The decrease is due to the diversion of LostView's resources from its related sources of revenue to further enhance RushGroup's software products. We believe that devoting Software Services' resources to our proprietary software is a better long-term use. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop our own proprietary software for internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

         Although the RushGroup software products are not yet ready for deployment, the additional revenue stream from RushGroup that management expects to develop in the future is for the sale and licensing of the software to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms when they are ready for deployment.
While there remain additional development requirements and we continue to enhance and strengthen our various software applications, management expects RushGroup software services and licensing potential to be a new source of revenue.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                           Three Months Ended March 31,
                                         -------------------------------
                 Expense                      2005             2004
        --------------------------       --------------   --------------
        Investment Services                $    475,877     $    425,128
        Software Services                       363,103          367,064
        Corporate                               338,627          532,744
                                         --------------   --------------
                   Total                   $  1,177,607     $  1,324,936
                                         ==============   ==============

         Total expenses, including interest expense, decreased $147,329 or 11%, from 2004 to 2005. Investment Services expenses increased 12%, or $50,749, Software Services expenses decreased $3,961, or 1%, and Corporate expenses decreased 36%, or $194,117.

         Investment Services expenses increased $50,749, or 12%, from 2004 to 2005. In general, this is attributable to the increase in marketing related cost associated with the RushTrade business model and an increase in payroll expenses. In the first quarter of 2005, RushTrade participated in a trade show to generate further awareness. Trade show expenses, in combination with traditional advertising and marketing expenses, increased marketing expenses by approximately $32,000 to $128,000 for the first quarter of 2005 as compared to $96,000 for the first quarter of 2004. Additionally, for the three months ended March 31, 2005 compensation and benefits expenses increased by approximately $16,000 from the same period in 2004. We are continuing to execute our business plan and, accordingly, as the number of employees focused on sales, marketing, and business development activities has increased, compensation and benefits expenses have increased. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales resources.

           Software Services expenses decreased 1% or $3,961 from 2004 to 2005. Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities. We have not, however, received any revenue from this source. Software Services in 2005 consisted of the amortization and capitalization of software development costs and a full period of expenses related to LostView as compared to only one month of expenses in 2004. We capitalized software development costs of approximately $87,000 in 2005 compared to approximately $30,000 in 2004. In part, this capitalization of development cost explains why Software Services' expenses did not increase from the addition of LostView related expenses. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs will increase.

         Corporate expenses decreased $194,117, or 36%, from 2004 to 2005. In part, this is due to costs related to the annual shareholders' meeting during the first quarter of 2004 of $32,000 which is being held during the second quarter of 2005, a decrease in accounting fees of $6,000, and a decrease in interest expense of approximately $64,000 due to the conversion of debt to common stock during 2004 combined with an increase in penalties of approximately $19,000 for the late payment of payroll taxes. Additionally, legal and settlement expenses decreased for the three months ended March 31, 2005 by approximately $111,000 in comparison to the same period in 2004.

Net income (loss)

         The following table sets forth the components of our net income (loss) for the periods indicated:

                                           Three Months Ended March 31,
                                         -------------------------------
            Net Income (Loss)                 2005             2004
        --------------------------       --------------   --------------
        Investment Services                $      7,144     $     93,726
        Software Services                      (360,508)        (322,274)
        Corporate                              (332,218)        (522,607)
                                         --------------   --------------
                   Total                   $   (685,582)    $   (751,155)
                                         ==============   ==============

         Net losses decreased $65,573, or 9%, from 2004 to 2005. The net income from Investment Services decreased 86,582 or 92% from 2004 to 2005. This, in part, is due to more aggressive marketing undertaken during the first quarter of 2005 combined with the results of less aggressive marketing in 2004, which limited revenue growth for the three months ending March 31, 2005. Software Services net loss increased $38,234, or 12% from 2004 to 2005, which is, in part, due to the increased focus on the development of RushGroup's software products instead of focusing on LostView's customer base. Corporate net loss decreased from $522,607 to $332,218. The decrease in Corporate net loss is partially due to lower legal and settlement expenses during the first quarter of 2005 of approximately $111,000, $32,000 for the annual shareholders' meeting held during the first quarter in 2004 which is being held during the second quarter in 2005, and approximately $64,000 less interest expense during the three months ending March 31, 2005 compared to the same period in 2004 due to the conversion of debt to common stock during 2004.

Liquidity

         Cash Flows from Operating Activities - We incurred a net loss of $685,582 for the three months ended March 31, 2005. This amount was adjusted for non-cash expenses totaling $272,469, as well as an increase in accrued expenses and other liabilities of $23,414, an increase in accrued payroll tax obligation of $138,138, a decrease in accounts receivable of $13,608 and a decrease in other assets of $14,519 and offset by a decrease in accounts payable of $43,469 and by an increase in prepaid expenses and other current assets of $17,876; thus yielding a net cash flow used in operating activities of $284,779. Our operating liabilities increased primarily due to our lack of available cash to pay our payroll tax obligations in the first quarter of 2005. We believe that as we continue to execute our business plan and if we are able to increase our current revenue growth rate, we have the necessary infrastructure to support customer accounts that will enable us to become cash flow positive in the fourth quarter of 2005. Our operating margins are such that with revenue growth we will be able to meet fixed costs and our current customer support levels will support a profitable operation.

         We incurred a net loss of $751,155 for the three months ended March 31, 2004. This amount was adjusted for non-cash expenses totaling $330,085, as well as an increase in accrued expenses and other liabilities of $149,668, an increase in accounts payable of $13,454 and an increase in accrued payroll tax obligation of $76,953 and offset by an increase in accounts receivable and prepaid expenses and other current assets of $22,827; thus yielding a net cash flow used in operating activities of $203,822.

         Cash Flows From Investing Activities - Cash flow used in investing activities during the three months ended March 31, 2005 was $113,360, due to capitalizing $87,295 in development costs related to the RushTrade direct access software and purchasing various fixed assets for $26,065.

         Cash flow used in investing activities during the three months ended March 31, 2004 was $31,250, due to capitalizing $30,018 in development costs related to the RushTrade direct access software, purchasing various fixed assets for $5,678 offset by cash acquired in the acquisition of LostView totaling $4,446.

         Cash Flows from Financing Activities - During the three months ended March 31, 2005, we raised $353,200 from the sale of common stock and common stock warrants.

         During the three months ended March 31, 2004, we raised $175,000 from the sale of common stock, $43,000 from the sale of the Bonds and paid $5,065 as payments on notes.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2005, we had $2,994,753 in current liabilities, and current assets of $433,406. Also, we incurred a net loss of $685,582 during the three months ended March 31, 2005 and $2,496,637 in 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional revenues above current levels until the last quarter of 2005. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern.

         We are presently engaged in several legal proceedings, more fully described on page 24, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $250,000. We would be unable to pay the claims in total in the short term.

         We have been unable to meet many of our obligations as they have become due. We have two convertible notes due to a related party totaling $185,000 that are past due. We are in discussion with the holder to repay, and we have agreed to repay this note. Two additional notes totaling $200,000 became due in the first quarter of 2005 and two additional notes totaling $100,000 will become due in the second quarter of 2005. We have been negotiating with the holders to extend these notes. Failure to negotiate repayment or conversion on terms favorable to us will severely and adversely affect our liquidity.

         We have an estimated federal and state payroll tax obligation of $580,835 at March 31, 2005. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003, all four quarters of 2004 and a portion of the taxes due for the first quarter of 2005 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters 2003, as these taxes have been submitted and the remaining taxes due for the first quarter of 2005 were submitted subsequent to period end but were an obligation at March 31, 2005.

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

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. At March 31, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has not been set.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at March 31, 2005 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at March 31, 2005.

Item 2.  Changes in Securities and Use of Proceeds

         During the first quarter of 2005 we issued 1,250 shares of common stock to employees as compensation, holders of $140,000 of convertible bonds elected to convert their bonds into 933,333 shares of common stock, 750,000 shares of common stock were issued for the purchase of LostView Development Corporation, 12,498 shares of common stock were issued as directors fees, 20,000 stock options were exercised for proceeds of $3,200 and $39,687 of accrued interest was converted into 264,580 shares of common stock. Additionally, 1,458,333 shares of common stock and an equal number of warrants were issued for proceeds of approximately $350,000.

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

     b.  Reports on Form 8-K.

         On January 5, 2005, Rush Financial Technologies, Inc. issued a press release announcing its trade volume report for the month of December 2004.

         On January 19, 2005, Rush Financial Technologies, Inc. issued a press release announcing the release of its RushTrade Advanced Order Management System (OMS), which includes One Cancels Other (OCO), One Triggers Other (OTO), and a number of added conditional order types.

         On February 7, 2005, Rush Financial Technologies, Inc. issued a press release announcing its trade volume report for the month of January 2005.

         On March 3, 2005, Rush Financial Technologies, Inc. issued a press release announcing its trade volume report for the month of February 2005.

         On March 29, 2005, Rush Financial Technologies, Inc. closed the sale of an additional 1,458,333 shares of common stock to an investment partnership, without commission, for a cash price of $ 0.24 per share. Such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933. On March 30, 2005, Rush Financial Technologies, Inc. issued a news release announcing it has raised $350,000 for its working capital requirements through the issuance of shares of its restricted common stock and warrants. The Company also announced a new co-location facility designed to provide redundancy and additional security for the Company's network environment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Rush Financial Technologies, Inc.

Dated: May 13, 2005                 By       /s/ Dewey M. Moore, Jr.
                                            -----------------------------------
                                            Dewey M. Moore, Jr.
                                            Chief Executive Officer

Dated: May 13, 2005                 By       /s/ Randy Rutledge
                                            -----------------------------------
                                            Randy Rutledge
                                            Chief Financial Officer