Form 10QSB
period 2005-06-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2005-08-19
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of July 29, 2005: 31,012,641 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes       No XXX
                                    -----    -----

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,      December 31,
                                     ASSETS                                 2005            2004
                                                                        ------------    ------------
Current assets
  Cash and cash equivalents                                             $     12,475    $    343,510
  Accounts receivable                                                         66,337          54,235
  Prepaid expenses and other current assets                                   89,392          76,332
                                                                        ------------    ------------
           Total current assets                                              168,204         474,077
                                                                        ------------    ------------
Capitalized software development costs, net                                  604,850         817,631
Property and equipment, net                                                  119,807          80,127
Intangibles, net                                                             214,500         205,863
Deferred financing fees, net                                                    --             5,774
Goodwill                                                                     395,247         200,247
Other assets                                                                  43,843          31,786
                                                                        ------------    ------------
           Total assets                                                 $  1,546,451    $  1,815,505
                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                      $    662,244    $    631,684
  Accrued preferred stock dividends                                          180,183         150,464
  Accrued payroll tax obligation                                             552,661         442,697
  Accrued expenses and other liabilities (including $101,423 and
      $85,194 of accrued interest expense due to related parties
      at June 30, 2005 and December 31, 2004, respectively)                  840,391         859,916
  Liabilities acquired in 2001 acquisition                                   332,098         332,098
  Convertible notes payable (including $318,333 due to related parties at June 30, 2005 and December 31, 2004), net of
      unamortized debt discount of $0 and $2,275 at June 30, 2005
      and December 31, 2004, respectively                                    485,000         482,725
                                                                        ------------    ------------
           Total current liabilities                                       3,052,577       2,899,584
                                                                        ------------    ------------

Convertible bonds payable, net of unamortized debt discount of $9,635
  and $20,915 at June 30, 2005 and December 31, 2004, respectively           335,365         464,085
                                                                        ------------    ------------
           Total liabilities                                               3,387,942       3,363,669
                                                                        ------------    ------------

Shareholders' deficit
  Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and outstanding; liquidation
      preference of $10 per share                                            140,630         140,630
  Preferred stock - convertible cumulative; $10 par value; 800,000 shares authorized; 51,980 shares issued and outstanding;
      liquidation preference of $10 per share                                519,800         519,800
  Common stock - $0.01 par value; 50,000,000 shares authorized;
      30,301,196 and 24,715,790 shares issued and outstanding at
      June 30, 2005 and December 31, 2004, respectively                      303,012         247,157
  Additional paid in capital                                              17,041,890      15,895,945
  Accumulated deficit                                                    (19,846,823)    (18,351,696)
                                                                        ------------    ------------
           Total shareholders' deficit                                    (1,841,491)     (1,548,164)
                                                                        ------------    ------------
           Total liabilities and shareholders' deficit                  $  1,546,451    $  1,815,505
                                                                        ============    ============


           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             For the Three Months             For the Six Months
                                                Ended June 30,                  Ended June 30,
                                             2005            2004            2005            2004
                                         ------------    ------------    ------------    ------------
Revenue:
     Investment services                 $    514,027    $    513,009    $    997,048    $  1,031,864
     Software services                          1,075          43,118           3,670          87,908
     Corporate                                 25,529           6,762          31,937          16,898
                                         ------------    ------------    ------------    ------------
                 Total revenue                540,631         562,889       1,032,655       1,136,670
Expenses:
     Investment services                      459,784         307,309         902,587         771,687
     Software services                        303,263         243,224         471,064         512,100
     General and administrative               331,316         203,003         603,824         457,900
     Depreciation and amortization            216,932         228,502         449,390         436,894
     Loss on settlement of liabilities           --            83,100          26,458         108,130
                                         ------------    ------------    ------------    ------------
                  Total expenses            1,311,295       1,065,138       2,453,323       2,286,711
                                         ------------    ------------    ------------    ------------

Operating loss                               (770,664)       (502,249)     (1,420,668)     (1,150,041)

Interest expense                              (31,962)        (43,118)        (61,098)       (143,253)
Related party interest expense                 (6,918)         (3,229)        (13,361)         (6,457)
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (809,544)   $   (548,596)   $ (1,495,127)   $ (1,299,751)
                                         ============    ============    ============    ============


Basic and diluted net loss per share
        applicable to common
        shareholders                     $      (0.03)   $      (0.03)   $      (0.06)   $      (0.07)
                                         ============    ============    ============    ============

Weighted average common shares
        outstanding, basic and diluted     29,393,556      18,834,820      27,541,667      17,834,027
                                         ============    ============    ============    ============

          See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2005 and 2004
                                   (unaudited)

                                                                            2005           2004
                                                                        -----------    -----------
Cash flows from operating activities:
  Net loss                                                              $(1,495,127)   $(1,299,751)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Common stock issued for compensation, services and
          expenses                                                           93,339         53,545
     Depreciation and amortization                                          449,390        436,894
     Amortization of debt discount                                           13,555         86,779
     Amortization of deferred financing fees                                  5,774          6,928
     Loss on settlement of liabilities                                       26,458        108,130
     Change in assets and liabilities, net of effects of acquisition:
         (Increase) decrease in assets:
             Accounts receivable                                            (12,102)        (3,382)
             Prepaid expenses and deposits                                  (25,117)        (3,861)
          Increase (decrease) in liabilities:
            Accounts payable                                                 30,560         80,935
            Accrued payroll tax obligation                                  109,964        264,061
            Accrued expenses and other liabilities                           56,162         57,834
                                                                        -----------    -----------
Net cash used in operating activities                                      (747,144)      (211,888)
                                                                        -----------    -----------

Cash flows from investing activities:
  Cash acquired in acquisition                                                 --            4,446
  Purchase of equipment                                                     (69,240)        (9,092)
  Capitalization of software development costs                             (132,851)       (61,116)
                                                                        -----------    -----------
Net cash used in investing activities                                      (202,091)       (65,762)
                                                                        -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                                        615,000        303,000
  Proceeds from exercise of stock options                                     3,200           --
  Payments on notes payable                                                    --          (10,845)
  Proceeds from convertible bonds                                              --           43,000
  Deferred offering costs                                                      --          (94,113)
                                                                        -----------    -----------
Net cash provided by financing activities                                   618,200        241,042
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                  (331,035)       (36,608)
Cash and cash equivalents at beginning of period                            343,510        171,088
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $    12,475    $   134,480
                                                                        ===========    ===========


           See accompanying notes to consolidated financial statements



Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                $      --      $      --
  Cash paid for income taxes                                            $      --      $      --

Supplemental Disclosure of Non-Cash Information:
  Preferred stock dividend accrued                                      $    29,719    $    30,282
  Common stock issued as payment for accrued interest
       and accrued dividends                                            $   102,145    $    50,103
  Common stock issued in the LostView acquisition                       $   195,000    $   337,500
  Receipt of asset purchased with common stock                          $      --      $    36,000
  Conversion of bonds to common stock                                   $   140,000    $   215,000
  Common stock issued for pending issuances                             $      --      $ 1,007,319
  Common stock issued for repayment of advances
       from related parties                                             $      --      $   116,667
  Common stock issued to acquire intangible assets                      $    82,835    $      --






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

         RushGroup Technologies, Inc. ("RushGroup"), is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

         RushTrade Securities, Inc. ("RushTrade"), is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations. For more information about RushTrade and our products, please visit www.rushtrade.com and www.rushgroup.com.

         In February, 2004 we acquired LostView Development Corporation ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. We are utilizing LostView's software development capabilities to accelerate our options trading development and better position the Company to quickly add new product enhancements, and gain additional levels of redundancy and fault tolerance for our products and services.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2005, our current liabilities exceeded our current assets by $2,884,373. Current liabilities include past due payroll obligations of approximately $550,000 and past due notes payable totaling $350,000. Also, we incurred net losses of $2,496,637 in 2004 and $2,475,947 in 2003, and $1,495,127 in the first six months of 2005. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         We have taken several steps to increase cash by the use of borrowings and equity. During the six months ending June 30, 2005, we were able to raise operating capital of $615,000 through a private placement of common stock and warrants. We sold 2,645,290 shares of common stock at an average price of $0.23 per share for total net proceeds of $615,000. We expect to continue to raise additional equity and/or debt funding until we begin to generate positive cash flows from operations. However, at this time we have no commitments for any additional funding.

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

         The assets of the parent company, Rush Financial Technologies, Inc., are used to support the operations of the primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                   June 30,
                                        -----------------------------
             Identifiable Assets            2005              2004
           -------------------------    -------------   -------------
           Investment Services            $   201,923     $   160,278
           Software Services                1,141,633       1,340,624
           Corporate                          202,895         436,152
                                        -------------   -------------
                    Total                 $ 1,546,451     $ 1,937,054
                                        =============   =============

                            Three Months Ended June 30,      Six Months Ended June 30,
                           -----------------------------   -----------------------------
  Capital Expenditures          2005            2004            2005            2004
------------------------   -------------   -------------   -------------   -------------
Investment Services          $     7,044     $      --       $     7,772     $      --
Software Services                 79,985          31,098         167,280          61,116
Corporate                          1,701           3,414          27,039           9,092
                           -------------   -------------   -------------   -------------
         Total               $    88,730     $    34,512     $   202,091     $    70,208
                           =============   =============   =============   =============

                            Three Months Ended June 30,      Six Months Ended June 30,
    Depreciation and       -----------------------------   -----------------------------
      Amortization              2005            2004            2005            2004
------------------------   -------------   -------------   -------------   -------------
Investment Services          $    37,197     $    31,666     $    70,271     $    39,298
Software Services                177,826         190,019         373,094         363,691
Corporate                          1,909           6,817           6,025          33,905
                           -------------   -------------   -------------   -------------
         Total               $   216,932     $   228,502     $   449,390     $   436,894
                           =============   =============   =============   =============



         The following summarizes our industry segment operating data for the periods indicated:

                            Three Months Ended June 30,      Six Months Ended June 30,
                           -----------------------------   -----------------------------
        Revenue                 2005            2004            2005            2004
------------------------   -------------   -------------   -------------   -------------
Investment Services          $   514,027     $   513,009     $   997,048     $ 1,031,864
Software Services                  1,075          43,118           3,670          87,908
Corporate                         25,529           6,762          31,937          16,898
                           -------------   -------------   -------------   -------------
         Total               $   540,631     $   562,889     $ 1,032,655     $ 1,136,670
                           =============   =============   =============   =============

                            Three Months Ended June 30,      Six Months Ended June 30,
                           -----------------------------   -----------------------------
        Expense                  2005           2004            2005            2004
------------------------   -------------   -------------   -------------   -------------
Investment Services          $   497,291     $   358,873     $   973,168     $   768,553
Software Services                486,862         423,749         849,965         806,261
Corporate                        366,022         328,863         704,649         861,607
                           -------------   -------------   -------------   -------------
         Total               $ 1,350,175     $ 1,111,485     $ 2,527,782     $ 2,436,421
                           =============   =============   =============   =============

                            Three Months Ended June 30,      Six Months Ended June 30,
                           -----------------------------   -----------------------------
    Net Income (Loss)           2005            2004            2005            2004
------------------------   -------------   -------------   -------------   -------------
Investment Services          $    16,736     $   154,136     $    23,880     $   263,311
Software Services               (485,787)       (380,631)       (846,295)       (718,353)
Corporate                       (340,493)       (322,101)       (672,712)       (844,709)
                           -------------   -------------   -------------   -------------
         Total               $  (809,544)    $  (548,596)    $(1,495,127)    $(1,299,751)
                           =============   =============   =============   =============


4.   Capitalized Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the six months ended June 30, 2005 and 2004. As of June 30, 2005, the total of all capitalized software development costs was $2,680,870 and accumulated amortization of capitalized software development costs totaled $2,076,020. During the six months ended June 30, 2005 and 2004, we amortized $345,632 and $346,158 of software costs, respectively, using an estimated useful life of three years.

5.   Reclassifications

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

         Net loss per share applicable to common shareholders for the periods indicated is computed using the following information:

                          Three Months Ended June 30,      Six Months Ended June 30,
                         -----------------------------   -----------------------------
                              2005            2004            2005            2004
                         -------------   -------------   -------------   -------------
Net loss                   $  (809,544)    $  (548,596)    $(1,495,127)    $(1,299,751)
Dividends on preferred
stock                          (14,072)        (14,860)        (29,719)        (30,282)
                         -------------   -------------   -------------   -------------
Net loss applicable to
common shareholders        $  (823,616)    $  (563,456)    $(1,524,846)    $(1,330,033)
                         =============   =============   =============   =============


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

Allocation of Purchase Price

         Following is a summary of the amounts assigned to the assets and liabilities of LostView:

              Cash                                   $    4,446
              Accounts receivable                        12,612
              Property and equipment                      8,733
              Goodwill                                  395,247
              Employment agreement                       63,453
              Intellectual property                      50,000
              Accounts payable                           (1,991)
                                                     ----------

              Total purchase price                   $  532,500
                                                     ==========

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Unaudited Pro Forma Results

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred at January 1, 2004:

                                                     For the Six Months
                                                       Ended June 30,
                                                           2004
                                                     ------------------
            Revenues                                  $      1,317,491
            Net loss attributed to
                   common shareholders                      (1,298,146)
            Net loss per share attributed to
                   common shareholders, basic
                   and diluted                                   (0.07)
            Weighted average shares outstanding,
                   basic and diluted                        18,073,036


8.   Intangibles

         In January 2002, we entered into a non-exclusive agreement with NewportX.com, an affiliate of Online Training Academy, ("OTA"), for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for us to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002 an alternate method of payment was agreed to by amendment to the original agreement, whereby we agreed to pay OTA $2,000 in common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. We issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount was recorded as a prepaid asset as we issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts were received and certified, we reclassified these amounts to an intangible asset. As of December 31, 2004, all 150 of the trader accounts were delivered and certified and $300,000 was reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the six months ended June 30, 2005 and 2004 was $50,000 and $47,000, respectively. At June 30, 2005 accumulated amortization of this intangible totaled $197,500.

         Under our agreement with OTA we received 82 trader accounts in excess of the initial 150 accounts. During the second quarter of 2005, as payment for these trader accounts, we issued 260,150 shares of restricted common stock with an estimated fair market value of approximately $59,835, based on the fair value of the stock on the date of issuance. The entire $59,835 has been classified as an intangible asset and is being amortized over three years, the estimated life of the trader accounts.

         On April 25, 2005, we entered into a non-exclusive agreement with OTA, for referral of active online traders to replace and update our previous agreement. The initial term of the agreement is for one year renewable year to year and cancelable by either party after the initial term with six months notice. The agreement calls for us to pay to NewportX.com $1,000 in cash or $1,250 in stock on a monthly basis for any traders referred by OTA for which RushTrade agrees to open an account. Additionally, RushTrade agrees to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. As an alternate method of payment RushTrade may sponsor OTA marketing efforts and any traders from the succeeding monthly class shall be deemed to be paid for. During the second quarter of 2005 we issued 100,000 shares of stock as a deposit for future traders who are received and certified. These shares were valued at $23,000 based on the fair value of the stock on the date of issuance.

         In February 2004, we completed the acquisition of LostView. The assets acquired included $113,453 of intangible assets, other than goodwill. Of the $113,453 of intangible assets, $50,000 was assigned to intellectual property subject to amortization over 3 years and $63,453 was assigned to employment agreements subject to amortization over 1 year (the term of the employment agreements). Amortization expense related to these intangibles was $24,198 and $20,030 for the six months ending June 30, 2005 and 2004, respectively. At June 30, 2005, accumulated amortization of these intangibles totaled $84,288.

9.   Convertible Notes

         We have two convertible notes due to a related party totaling $185,000 that are past due. We are in discussion with the holder to repay, and we have agreed to repay these notes. We have convertible notes totaling $166,667 plus accrued interest presently due and payable.

         During the second quarter of 2005 we negotiated an extension on two notes totaling $133,333. One note, totaling $100,000 plus accrued interest of $27,444, originally due April 7, 2005 and the second note, totaling $33,333 plus accrued interest of $8,555, originally due May 10, 2005, both due to the same party, were extended to April 6, 2006. Along with the extension we issued 119,321 shares of restricted common stock with a fair market value based on the fair value on the date of issuance of $27,444 or $0.23 per share for accrued interest on the $100,000 note and 37,196 shares of restricted common stock with a fair market value based on the fair value on the date of issuance of $8,555 or $0.23 per share for accrued interest on the $33,333 note.

         Of the $485,000 in total convertible notes due, $351,667 is past due. We continue to negotiate with the holders on repayment or extension.

10.  Convertible Bonds

         Early in 2004 we conducted a $1,500,000 offering of 12% Senior Secured Convertible Bonds ("Bonds") which was fully subscribed. The Bonds bear interest at 12% per annum and are convertible into our common stock at a rate of 50% of the average market price of the stock for the ten days preceding conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. We may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days.

         During the six months ended June 30, 2005, $140,000 of Bonds converted into 933,333 shares of common stock and at June 30, 2005 Bonds payable totaled $335,365 net of unamortized debt discount of $9,635.

11.  Stock-Based Compensation

         We account for our stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. We did not record any compensation expense during the six months ended June 30, 2005 and 2004 as the exercise prices of the options issued, if any, equaled or exceeded the fair market value of the stock on the date of issuance. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," net loss and loss per share would have been increased as indicated below:


                                                     Three Months                    Six Months
                                                    Ended June 30,                 Ended June 30,
                                             --------------------------    ---------------------------
                                                 2005           2004            2005           2004
                                             -----------    -----------    ------------    -----------
Net loss applicable to common
     shareholders, as reported               $  (823,616)   $  (563,456)   $ (1,524,846)   $(1,330,033)
Add:  Stock-based employee compensation
     expense included in reported net loss          --             --              --             --
Deduct:  Stock-based employee
     compensation expense determined
     under fair value based method                (4,738)      (106,976)         (4,738)      (133,344)
                                             -----------    -----------    ------------    -----------
Pro forma net loss applicable to common
     shareholders                            $  (828,354)   $  (670,432)   $ (1,529,584)   $(1,463,377)
                                             ===========    ===========    ============    ===========

Net loss per share applicable to common
     shareholders
As reported                                  $     (0.03)   $     (0.03)   $      (0.06)   $     (0.07)
                                             ===========    ===========    ============    ===========
Pro forma                                    $     (0.03)   $     (0.04)   $      (0.06)   $     (0.08)
                                             ===========    ===========    ============    ===========


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

         During the second quarter of 2005 we issued 67,000 shares of common stock (valued at $16,900 based on the fair value of our common stock on the date of issuance) to employees as compensation, 156,517 shares of common stock (valued at $35,999 based on the fair value of our common stock on the date of issuance) to settle accrued interest on two convertible notes, 10,000 shares of common stock for directors' fees (valued at $2,000 based on the fair value of our common stock on the date of issuance), 95,372 shares of common stock (valued at $22,453 based on the fair value of our common stock on the date of issuance) for consulting fees, 260,417 shares of common stock (valued at $46,875 based on the fair value of our common stock on the date of issuance) for advertising, 360,150 shares of common stock (valued at $82,834 based on the fair value of our common stock on the date of issuance) to OTA and 9,000 shares of common stock (valued at $1,800 based on the fair value of our common stock on the date of issuance) to settle other expenses. Additionally, 1,186,957 shares of common stock and an equal number of warrants were issued for proceeds of approximately $265,000. The warrants are for the purchase of our common stock at $0.23 per share with a term of four years.

13.  Payroll Tax Obligation

         We have an estimated federal and state payroll tax obligation of $552,661 at June 30, 2005. We have estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003, all four quarters of 2004 and a portion of the taxes due for the second quarter of 2005 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters 2003 and the first quarter of 2005, as these taxes have been submitted.

14.  Legal Proceedings

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was unsuccessfully mediated, and a jury trial is set for October 17, 2005. We believe the range of possible loss is up to $55,000. We have not recorded a provision for this matter as we intend to vigorously defend these allegations and believe that payment is not probable.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. At June 30, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been set for November 10, 2005.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at June 30, 2005 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at June 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

         We have taken several steps to increase cash by the use of borrowings and equity. During the six months ended June 30, 2005, we were able to raise operating capital of approximately $615,000 through a private placement of common stock. We sold 2,645,290 shares at an average price of $0.23 per share for total net proceeds of approximately $615,000.

         At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. We believe we need a minimum funding level of $1,000,000 to continue funding our operations and bring some of our more pressing accounts payable current. If we are able to obtain a funding level of $3,600,000 we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, enable us to retire part of the past due debt, of which $185,000 is to a related party, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for any foreseeable contingencies. If we are only able to obtain a 50% of the desired funding, approximately $1,800,000, we would make a reduced contribution to RushTrade and working capital, but would still be able bring accounts payable current, provide for litigation settlements, fund additional advertising and acquire customers for RushTrade.

         We are upgrading our data services network, currently located in our Dallas office, with a new co-location facility at an area AT&T Enterprise Hosting Services Center. The AT&T center is a Tier 2 hosting services facility, sitting on top of one of the major Internet backbones in the U.S., and is SAS 70 Certified. This will allow us to continue providing our customers with the highest quality and reliability for connectivity and security available anywhere.

         We have contracted with Global Media Fund, LLC to launch a nationwide advertising campaign for the Company and RushTrade. The agreement calls for the regular distribution of feature articles to over 10,000 newspapers, news and wire services, and to more than 6,000 radio stations spanning up to a 16 month period, delivering an estimated $3,750,000 worth of nationally syndicated newspaper space and radio airtime. The print features are expected to reach an estimated audience of 34,000,000 readers per month. The cost of the campaign is expected to total $250,000, and is to be paid in monthly installments in either cash or in shares of our restricted common stock.

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

         RushGroup Technologies, Inc. ("RushGroup"), is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

         RushTrade Securities, Inc. ("RushTrade"), is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations. For more information about RushTrade and our products, please visit www.rushtrade.com and www.rushgroup.com.

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

         Online Trading Academy ("OTA") is an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. OTA is a recognized leader in the unique educational niche of live Direct Access Trading education. Using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction, and to make the education even more attractive, we reimburse OTA's students' tuition by offering commission discounts at RushTrade. The agreement calls for a revenue sharing arrangement with NexportX.com, the broker dealer affiliate of OTA, whereby RushTrade is to pay $1,250 in cash or stock to NewportX on a monthly basis. The agreement is for a one-year term with annual renewals with six months notice of cancellation by notice of either party. Currently, customer accounts from OTA account for less that 10% of our customer accounts and approximately 20% of our trade volume and revenue. We account for the revenue as RushTrade transaction based revenue and the revenue sharing portion as a commission or customer acquisition cost expense. This agreement is more fully described in Note 8 to the Unaudited Consolidated Financial Statements. We believe this relationship allows us to acquire high quality customers, trained on the RushTrade software platform, and enhances the knowledge and effectiveness of the individual trader and therefore the longevity of our customer.

         Knobias Holdings, Inc. is a real-time news and content technology development company. RushTrade and Knobias have each separately developed certain proprietary products, services and real-time direct access technologies which both companies believe complement each other's product and service offerings. Knobias supplies RushTrade it's "News, Research, Fundamental" and other data in exchange for RushTrade supplying Knobias with RushGroup's "Real Time Charts" and other real-time market data which lowers our costs of providing this data to our customers and provides joint marketing opportunities. The arrangement currently has no revenue sharing provision and may be terminated by either party giving ninety days notice to the other.

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

Plan of Operation

The accompanying financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2005, our current liabilities exceeded our current assets by $2,884,373. Also, we had net losses of $1,495,127 for the six months ended June 30, 2005 and $2,496,637 in 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings and equity. During the six months ending June 30, 2005, we were able to raise operating capital of approximately $615,000 through a private placement of common stock and warrants. During 2004 we raised approximately $1,378,000 from the sale of common stock through private placements and $43,000 through the sale of 12% Senior Secured Convertible Bonds (the "Bonds"). During 2003 we raised $794,500 through the sale of the Bonds. The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Bond offering was fully subscribed shortly after the year ended December 31, 2003.

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


         The number of RushTrade customer accounts and corresponding customer assets has grown as follows:


    As of       Total      Securities       Cash           Total          Margin         Total
    Date       Accounts      Value         Balance         Assets          Debt          Equity
--------------------------------------------------------------------------------------------------
  9/30/2002        95      $ 1,492,474   $ 1,671,317    $ 3,163,791    $   (27,652)   $ 3,136,139
 12/31/2002       140        4,335,121     1,984,429      6,319,550       (318,152)     6,001,398
  1/31/2003       190        5,608,639     4,501,291     10,109,930       (829,355)     9,280,575
  2/28/2003       225       10,415,611     5,188,474     15,604,085     (1,426,446)    14,177,639
  3/31/2003       301       11,552,613     4,803,235     16,355,848     (1,169,472)    15,186,376
  4/30/2003       421       14,054,217     6,765,568     20,819,785     (1,468,478)    19,351,307
  5/31/2003       522       15,434,623     8,304,606     23,739,229     (1,799,998)    21,939,231
  6/30/2003       636       18,794,159     9,141,242     27,935,402     (2,598,923)    25,336,479
  7/31/2003       751       20,419,951     9,993,480     30,413,430     (2,701,092)    27,712,338
  8/31/2003       856       22,312,506    10,612,005     32,924,511     (3,148,393)    29,776,118
  9/30/2003      1,001      20,740,815    10,992,947     31,733,762     (2,075,382)    29,658,380
 10/31/2003      1,116      21,590,111    11,396,924     32,987,035     (1,261,640)    31,725,395
 11/30/2003      1,185      23,325,859    12,693,979     36,019,838     (1,467,801)    34,552,037
 12/31/2003      1,272      27,818,441    12,940,421     40,758,862     (1,811,751)    38,947,111
  1/31/2004      1,422      28,824,596    14,083,292     42,907,888     (2,090,120)    40,817,768
  2/29/2004      1,587      31,161,088    13,797,508     44,958,596     (2,327,977)    42,630,619
  3/30/2004      1,775      31,222,653    16,627,495     47,850,148     (2,342,976)    45,507,172
  4/30/2004      1,884      31,875,885    18,555,467     50,431,352     (2,665,504)    47,765,848
  5/31/2004      2,007      33,398,506    18,875,300     52,273,806     (3,040,401)    49,233,405
  6/30/2004      2,080      34,677,309    18,767,608     53,444,917     (3,319,895)    50,125,022
  7/31/2004      2,161      30,450,573    20,212,429     50,663,002     (2,345,174)    48,317,828
  8/31/2004      2,217      30,317,735    19,241,788     49,559,523     (2,551,375)    47,008,148
  9/30/2004      2,297      32,766,520    18,542,788     51,309,308     (3,160,483)    48,148,825
 10/31/2004      2,345      31,835,458    21,344,875     53,180,332     (2,421,150)    50,759,182
 11/30/2004      2,406      36,789,079    19,561,429     56,350,508     (2,637,219)    53,713,290
 12/31/2004      2,503      40,056,557    19,558,461     59,615,018     (3,017,523)    56,597,496
  1/31/2005      2,581      37,194,729    19,573,235     56,767,964     (2,036,440)    54,731,524
  2/28/2005      2,657      41,026,103    17,574,439     58,600,543     (1,894,213)    56,706,329
  3/31/2005      2,717      42,087,506    19,144,181     61,231,687     (2,514,089)    58,717,598
  4/30/2005      3,007      40,460,536    19,503,935     59,964,470      2,402,054     62,366,525
  5/31/2005      3,155      46,088,512    20,349,307     66,437,819      3,817,757     70,255,576
  6/30/2005      3,187      45,202,753    20,891,514     66,094,267      3,338,470     69,432,737


         The following table shows the 2003, 2004 and 2005 month to date activity level of the RushTrade Securities, Inc. customer base:

             For the            Number            Number          Number of
            Month of           of Trades         of Shares       New Accounts
          --------------      -----------     --------------    --------------
          January 2003            3,414           3,596,532           50
          February 2003           3,851           3,583,894           35
          March 2003              4,521           3,039,325           76
          April 2003              7,019           4,242,451          120
          May 2003                8,178          10,029,062          101
          June 2003              11,054           8,772,640          114
          July 2003              10,839          11,632,790          115
          August 2003            10,112          12,672,975          105
          September 2003         13,315          32,177,054          145
          October 2003           15,700          39,072,872          115
          November 2003          14,746          54,738,776           69
          December 2003          16,311          47,055,892           87
          January 2004           18,362          69,948,879          150
          February 2004          16,270          46,033,738          165
          March 2004             20,307          78,024,289          159
          April 2004             21,873          98,027,673          129
          May 2004               14,616         122,286,369           80
          June 2004              17,161         173,243,821           73
          July 2004              15,378         128,038,074           81
          August 2004            13,725         129,097,987           56
          September 2004         15,108         169,176,496           80
          October 2004           14,391         222,908,308           48
          November 2004          16,342         243,255,421           61
          December 2004          16,987         870,807,259           97
          January 2005           17,924         448,590,449           78
          February 2005          16,569         565,446,899           76
          March 2005             16,887         834,633,493           60
          April 2005             17,219         235,208,254          102
          May 2005               19,267         306,030,444           37
          June 2005              22,331         122,151,989           33

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

3.   Results of  Operations

Three Months Ended June 30, 2005 and 2004

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                        Three Months Ended June 30,
                                       -----------------------------
                    Revenue                 2005            2004
            -----------------------    -------------   -------------
            Investment Services          $   514,027     $   513,009
            Software Services                  1,075          43,118
            Corporate                         25,529           6,762
                                       -------------   -------------
                     Total               $   540,631     $   562,889
                                       =============   =============

         Total revenue for the second quarter decreased $22,258, or 4%, from 2004 to 2005. This decrease reflects the reduction of Software Services revenue from LostView, and offset by the increased revenue from the RushTrade business unit in 2005 compared to 2004.

         Investment Services revenue increased $1,018, or less than 1%, from 2004 to 2005. RushTrade was unable to continue its aggressive marketing for much of 2004. We believe that this reduction restricted our revenue growth for much of the last half of 2004 and has continued to limit growth in the first half of 2005. In late 2004 we began an aggressive advertising campaign and other marketing efforts and expect our revenue growth rate to increase in the coming periods. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues.

         Software Services had revenue of $1,075, a decrease of $42,043, or 98% from 2004 to 2005. The decrease is due to the diversion of LostView's resources from its historic related sources of revenue to further enhance RushGroup's software products. We believe that devoting Software Services' resources to our proprietary software is a better long-term use. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop our own proprietary software for internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

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

         Corporate revenue increased $18,767, or 278% for 2004 to 2005. This is primarily due to revenue from a management agreement with a broker/dealer in Boston. In the future this revenue stream will become a part of Investment Services and the RushTrade business unit.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                        Three Months Ended June 30,
                                       -----------------------------
                    Expense                 2005            2004
            -----------------------    -------------   -------------
            Investment Services          $   497,291     $   358,893
            Software Services                486,862         423,749
            Corporate                        366,022         328,863
                                       -------------   -------------
                     Total               $ 1,350,175     $ 1,111,485
                                       =============   =============


         Total expenses, including interest expense, increased $238,690 or 21%, from 2004 to 2005. Investment Services expenses increased 39%, or $138,418, Software Services expenses increased $63,113, or 15%, and Corporate expenses increased 11%, or $37,159.

         Investment Services expenses increased $138,418, or 39%, from 2004 to 2005. In general, this is attributable to the increase in marketing related cost associated with the RushTrade business model and an increase in payroll expenses. For the three months ending June 30, 2005, marketing related expenses increased over $53,000 and compensation and benefits expenses increased by approximately $60,000 from the same period in 2004. Additionally, increases in legal expenses of $2,300, quotation services of almost $13,000, travel and entertain expenses of approximately $4,000 and telecommunications expenses of almost $6,000 added to the increase in overall expenses. We are continuing to execute our business plan and, accordingly, as the number of employees focused on sales, marketing, and business development activities has increased, compensation and benefits expenses have increased. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales resources.

         Software Services expenses increased 15% or $63,113 from 2004 to 2005. Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities. We have not, however, received any revenue from this source. In general the increase is related to an increase in compensation and benefits expenses of approximately $40,000, the added cost of the co location facility of approximately $6,300, an increase in quotation services of almost $45,000 offset by decreases in depreciation and amortization of $10,000 and telecom expenses of $17,000 plus the capitalization of $14,000 additional software development cost in 2005 compared to 2004. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs will increase.

         Corporate expenses increased $37,159, or 11%, from 2004 to 2005. In part, this is due to costs related to the annual shareholders' meeting during the second quarter of 2005 of $23,000, which was held during the first quarter in the prior year, an increase in accounting fees of $11,000, an increase in advertising expense of $16,000, an increase in consulting expense of $34,000, an increase in legal expenses of $80,000, offset by a decrease in compensation and benefits expense of almost $36,000, a decrease in interest expense of $13,000 and a decrease in several expense categories of $6,500. In 2004 we incurred a loss on the settlement of liabilities of $83,000 compared to no loss or gain in 2005.

Six Months Ended June 30, 2005 and 2004

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                          Six Months Ended June 30,
                                       -----------------------------
                    Revenue                 2005            2004
            -----------------------    -------------   -------------
            Investment Services          $   997,048     $ 1,031,864
            Software Services                  3,670          87,908
            Corporate                         31,937          16,898
                                       -------------   -------------
                     Total               $ 1,032,655     $ 1,136,670
                                       =============   =============

         Total revenue for the first six months decreased $104,015, or 9%, from 2004 to 2005. This decrease reflects the reduction of Software Services revenue from LostView, and reflects the decreased revenue from in the RushTrade business unit in 2005 compared to 2004 offset by the increased revenue from Corporate.

         Investment Services revenue decreased $34,816, or 3%, from 2004 to 2005. RushTrade was unable to continue its aggressive marketing for much of 2004. We believe that this reduction restricted our revenue growth for much of the last half of 2004 and has continued to limit growth in the first half of 2005. In late 2004 we began an aggressive advertising campaign and other marketing efforts and expect our revenue growth rate to increase in the coming periods. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues.

         Software Services had revenue of $3,670, a decrease of $84,238, or 96% from 2004 to 2005. The decrease is due to the diversion of LostView's resources from its historic related sources of revenue to further enhance RushGroup's software products. We believe that devoting Software Services' resources to our proprietary software is a better long-term use. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop our own proprietary software for internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

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

         Corporate revenue increased $15,039, or 89% for 2004 to 2005. This is primarily due to revenue from a management agreement with a broker/dealer in Boston. In the future this revenue stream will become a part of Investment Services and the RushTrade business unit.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                          Six Months Ended June 30,
                                       -----------------------------
                    Expense                 2005            2004
            -----------------------    -------------   -------------
            Investment Services          $   973,168     $   768,553
            Software Services                849,965         806,261
            Corporate                        704,649         861,607
                                       -------------   -------------
                     Total               $ 2,527,782     $ 2,436,421
                                       =============   =============

         Total expenses, including interest expense, increased $91,361 or 4%, from 2004 to 2005. Investment Services expenses increased 27%, or $204,615, Software Services expenses increased $43,704, or 5%, and Corporate expenses decreased 18%, or $156,958.

         Investment Services expenses increased $204,615, or 27%, from 2004 to 2005. In general, this is attributable to the increase in marketing related cost associated with the RushTrade business model and an increase in payroll expenses. Trade show expenses, in combination with traditional advertising and marketing expenses, increased marketing expenses by approximately $94,000 for the first six months of 2005 as compared to the same period in 2004. Quotation services expenses increased $22,000, telecom expenses increased $16,000, depreciation and amortization expenses increased by approximately $5,500, legal expenses increased by approximately $2,400, licensing expense increased $1,200 and postage increased $1,400. Additionally, for the six months ended June 30, 2005 compensation and benefits expenses increased by approximately $62,000 from the same period in 2004. We are continuing to execute our business plan and, accordingly, as the number of employees focused on sales, marketing, and business development activities has increased, compensation and benefits expenses have increased. We will continue to tightly control costs and expenses and limit expenditures to necessary items to support the addition of sales and sales resources.

         Software Services expenses increased 5% or $43,704 from 2004 to 2005. Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities. We have not, however, received any revenue from this source. Compensation and benefit expenses increased $47,000, rent expense, primarily due to the co location facility increased $15,000, and expenses related to quotations and data increased $60,000. These increases were offset somewhat from a decrease in telecommunication expenses of $33,000. We capitalized software development costs of approximately $132,000 in 2005 compared to approximately $61,000 in 2004. In part, this capitalization of development cost explains why Software Services' expenses did not increase as much as expected from the increase in overall expenses. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs will increase.

         Corporate expenses decreased $156,958, or 18%, from 2004 to 2005. In part, this is due to the increase in compensation and benefits of $13,500, an increase in accounting fees of $5,000, an increase in advertising expense of $16,000, an increase in consulting fees of $16,000 and the increase in printing costs related to the annual shareholders' meeting from 2004 to 2005 of $8,000. These increases are offset by a decrease in copier expense of $1,200, a decrease in depreciation and amortization of almost $6,000, a decrease in licensing fees of $5,600, a decrease in office expenses of approximately $1,000, a decrease in postage expense of $3,600 and a decrease in telecommunication expense of $2,400. Also contributing to the overall corporate decrease in expenses is a decrease in interest expense of approximately $85,000 due to the conversion of debt to common stock during 2005 and a decrease of $77,000 in other interest. Additionally, legal and settlement expenses decreased for the six months ended June 30, 2005 by approximately $45,000 in comparison to the same period in 2004.

Liquidity

         Cash Flows from Operating Activities - We incurred a net loss of $1,495,127 for the six months ended June 30, 2005. This amount included non-cash expenses totaling $588,516. Cash flows from operating activities decreased from an increase in receivables of $12,102 and by a increase in prepaids and deposits of $25,117 offset by an increase in accounts payable of $30,560, an increase in accrued payroll tax obligation of $109,964 and an increase in accrued expenses of $56,162 due to our lack of available cash; thus yielding a net cash flow used by operating activities of $747,144.

         We incurred a net loss of $1,299,751 for the six months ended June 30, 2004. This amount included non-cash expenses totaling $692,276. Cash flows from operating activities decreased from an increase in receivables of $3,382 and by a increase in prepaids and deposits of $3,861 offset by an increase in accounts payable of $80,935, an increase in accrued payroll tax obligation of $264,061 and accrued expenses of $57,834 due to our lack of available cash; thus yielding a net cash flow used by operating activities of $211,888.

         Cash Flows From Investing Activities - Cash flow used by investing activities during the six months ended June 30, 2005 was $202,091, from purchase of equipment and capitalized software development costs related to the RushTrade direct access software RushTrade Back Office Tool.

         Cash flow used by investing activities during the six months ended June 30, 2004 was $65,762, from purchase of equipment and capitalized software development costs related to the RushTrade direct access software RushTrade Back Office Tool offset by cash acquired in the LostView acquisition.

         Cash Flows from Financing Activities - During the six months ended June 30, 2005 we raised $615,000 from the sale of common stock and warrants and $3,200 from the exercise of stock options.

         During the six months ended June 30, 2004, we raised $303,000 from the sale of common stock and $43,000 from the sale of Bonds. This increase was offset by repayments of notes payable totaling $10,845 and deferred offering costs of $94,113.

         Our cash and cash equivalents available for operations at June 30, 2005 were $12,475, and our current liabilities exceeded our current assets by $2,884,373. Our requirements for normal cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2005, we had $3,052,577 in current liabilities, and current assets of $168,204. Also, we had net losses of $2,496,637 in 2004 and $2,475,947 in 2003, and $1,495,127 in the first six months of 2005. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional Software Service's revenues above current levels until the last quarter of 2005. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern.

         We are presently engaged in several legal proceedings, more fully described on page 27, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $250,000. We would be unable to pay the claims in total in the short term.

         We have been unable to meet many of our obligations as they have become due. We have two convertible notes due to a related party totaling $185,000 that are past due. We are in discussion with the holder to repay, and we have agreed to repay this note. Two additional notes totaling $166,667 are due and two additional notes totaling $133,333 will become due in the second quarter of 2006. We have been negotiating with the holders to extend these notes. Failure to negotiate repayment or conversion on terms favorable to us will severely and adversely affect our liquidity.

         We have an estimated federal and state payroll tax obligation of $552,661 at June 30, 2005. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003, all four quarters of 2004 and a portion of the taxes due for the second quarter of 2005 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters 2003 and the first quarter of 2005, as these taxes have been submitted.

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

         Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We have filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was unsuccessfully mediated, and a jury trial is set for October 17, 2005. We believe the range of possible loss is up to $55,000. We have not recorded a provision for this matter as we intend to vigorously defend these allegations and believe the payment is not probable.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend ourselves in this matter. At June 30, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been set for November 10, 2005.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at June 30, 2005 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at June 30, 2005.

Item 2.  Changes in Securities and Use of Proceeds.

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

         During the second quarter of 2005 we issued 67,000 shares of common stock (valued at $16,900 based on the fair value of our common stock on the date of issuance) to employees as compensation, 156,517 shares of common stock (valued at $35,999 based on the fair value of our common stock on the date of issuance) to settle accrued interest on two convertible notes, 10,000 shares of common stock for directors' fees (valued at $2,000 based on the fair value of our common stock on the date of issuance), 95,372 shares of common stock (valued at $22,453 based on the fair value of our common stock on the date of issuance) for consulting fees and 629,567 shares of common stock (valued at $131,509 based on the fair value of our common stock on the date of issuance) to settle other obligations. Additionally, 1,186,957 shares of common stock and an equal number of warrants were issued for proceeds of approximately $265,000. The warrants are for the purchase of our common stock at $0.23 per share with a term of four years.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 15, 2005 we held the annual shareholders' meeting. Proxies representing 22,236,634 of 28,198,278 shares eligible to vote were present. The security holders voted to approve the following:

          a. To elect two classes of one member each of the Board of Directors. Both directors were affirmed as follows:

                      Directors           For       Against   Abstain
                ------------------------------------------------------
                Gayle C. Tinsley       21,620,513      -      628,221
                Russell N. Crawford    22,150,818      -       97,916

          b. A majority of the stockholders voted to approve KBA Group as the Company's auditors as follows:

                             For           Against       Abstain
                       ------------------------------------------
                         20,696,322        619,167       933,245

          c. A majority of the stockholders approved the Long-Term Incentive Plans as follows:

                             For           Against       Abstain
                       ------------------------------------------
                         21,548,734          -           700,000


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

         On April 5, 2005, Rush Financial Technologies, Inc. issued a press release announcing its trade volume report for the month of March 2005.

         On April 15, 2005 Rush Financial Technologies, Inc. issued a press release announcing the filing of its 10-KSB and its RushTrade unit revenue report for the year ended December 31, 2004.

         On May 3, 2005, Rush Financial Technologies, Inc. issued a press release announcing its trade volume report for the month of April 2005.

         On April 20, 2005, the Board of Directors of Rush Financial Technologies, Inc. approved and adopted a Charter for its Compensation and Management Development Committee and a Charter for its Nominating and Corporate Governance Committee.

         On June 2, 2005, Rush Financial Technologies, Inc. issued a press release announcing its trade volume report for the month of May 2005.

         On June 21, 2005, Rush Financial Technologies, Inc. issued a news release that announced the launch of a nationwide advertising campaign costing up to $250,000 in cash or restricted common stock.

         On June 22, 2005, Rush Financial Technologies, Inc. issued a news release that announced the acquisition of an enterprise license from Trade-Ideas, allowing for the integration of the RushTrade and Trade-Ideas products.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     Rush Financial Technologies, Inc.

Dated: August 19, 2005               By /s/ Dewey M. Moore, Jr.
                                     ------------------------------------------
                                     Dewey M. Moore, Jr.
                                     Chief Executive Officer

Dated: August 19, 2005               By /s/ Randy Rutledge
                                     ------------------------------------------
                                     Randy Rutledge
                                     Chief Financial and Accounting Officer