Form 10QSB
period 2005-09-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2005-10-27
CIK 884892

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

                For the Quarterly Period Ended September 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                        Rush Financial Technologies, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                    75-2375969
    ------------------------           --------------------------------------
    (State of Incorporation)           (I. R. S. Employer Identification No.)

             13355 Noel Road, Suite 300, Dallas, Texas    75240
             -----------------------------------------------------
             (Address of Principal Executive Offices)   (Zip Code)

                                  972-450-6000
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes XXX No ____

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes ____ No XXX

         State the number of shares outstanding of each of the issuer's classes of common equity as of October 19, 2005: 35,500,853 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                   September 30,     December 31,
                                 ASSETS                                 2005             2004
                                                                   -------------    -------------
Current assets
  Cash and cash equivalents                                        $     225,745    $     343,510
  Accounts receivable                                                     73,488           54,235
  Prepaid expenses and deposits                                          120,543           76,332
                                                                   -------------    -------------
      Total current assets                                               419,776          474,077
                                                                   -------------    -------------
Capitalized software development costs, net                              650,179          817,631
Property and equipment, net                                              121,069           80,127
Intangibles, net                                                         187,988          205,863
Deferred financing fees, net                                                --              5,774
Goodwill                                                                 395,247          200,247
Other assets                                                              43,371           31,786
                                                                   -------------    -------------
      Total assets                                                 $   1,817,630    $   1,815,505
                                                                   =============    =============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                 $     532,945    $     631,684
  Accrued preferred stock dividends                                      195,042          150,464
  Accrued payroll tax obligation                                         558,758          442,697
  Accrued expenses and other liabilities (including $106,099 and
      $85,194 of accrued interest due to related parties at
      September 30, 2005 and December 31, 2004, respectively)            895,502          859,916
  Liabilities acquired in 2001 acquisition                               332,098          332,098
  Convertible notes payable (including $318,333 due to related parties at September 30, 2005 and December 31, 2004),
      net of unamortized debt discount of $0 and $2,275 at
      September 30, 2005 and December 31, 2004, respectively             485,000          482,725
                                                                   -------------    -------------
      Total current liabilities                                        2,999,345        2,899,584
                                                                   -------------    -------------

Convertible bonds payable, net of unamortized debt discount of
      $15,998 and $20,915 at September 30, 2005 and
      December 31, 2004, respectively                                    329,002          464,085
                                                                   -------------    -------------
      Total liabilities                                                3,328,347        3,363,669
                                                                   -------------    -------------

Commitments and contingencies

Shareholders' deficit
  Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and outstanding;
      liquidation preference of $10 per share                            140,630          140,630
  Preferred stock - convertible cumulative; $10 par value;
      800,000 shares authorized; 51,980 shares issued and
      outstanding; liquidation preference of $10 per share               519,800          519,800
  Common stock - $0.01 par value, 50,000,000 shares authorized;
      35,500,853 and 24,715,790 shares issued and outstanding
      at September 30, 2005 and December 31, 2004 respectively           355,008          247,157
  Additional paid in capital                                          17,985,440       15,895,945
  Deferred compensation                                                  (57,000)            --
  Accumulated deficit                                                (20,454,595)     (18,351,696)
                                                                   -------------    -------------
      Total shareholders' deficit                                     (1,510,717)      (1,548,164)
                                                                   -------------    -------------
      Total liabilities and shareholders' deficit                  $   1,817,630    $   1,815,505
                                                                   =============    =============


           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            For the Three Months             For the Nine Months
                                             Ended September 30,             Ended September 30,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
Revenue:
    Investment services                 $    597,261    $    420,014    $  1,594,309    $  1,451,877
    Software services                          2,128           8,350           5,798          96,258
    Corporate                                 10,027           9,971          41,964          26,870
                                        ------------    ------------    ------------    ------------
               Total revenue                 609,416         438,335       1,642,071       1,575,005
                                        ------------    ------------    ------------    ------------
Expenses:
    Investment services                      444,162         394,848       1,346,749       1,166,534
    Software services                        374,974         122,616         846,038         634,716
    General and administrative               320,781         271,152         924,605         729,052
    Depreciation and amortization             57,776         229,178         507,166         666,072
    Loss on settlement of liabilities           --              --            26,458         108,130
                                        ------------    ------------    ------------    ------------
               Total expenses              1,197,693       1,017,794       3,651,016       3,304,504
                                        ------------    ------------    ------------    ------------

Operating loss                              (588,277)       (579,459)     (2,008,945)     (1,729,499)

Interest expense                             (12,101)        (32,343)        (73,199)       (175,596)
Related party interest expense                (7,394)         (3,229)        (20,755)         (9,686)
                                        ------------    ------------    ------------    ------------

Net loss                                $   (607,772)   $   (615,031)   $ (2,102,899)   $ (1,914,781)
                                        ============    ============    ============    ============

Basic and diluted net loss per share
    attributable to common
    shareholders                        $      (0.02)   $      (0.03)   $      (0.07)   $      (0.11)
                                        ============    ============    ============    ============

Weighted average common shares
    outstanding, basic and diluted        32,585,188      19,190,658      29,234,997      18,289,524
                                        ============    ============    ============    ============


           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months ended September 30, 2005 and 2004
                                   (unaudited)

                                                                       2005           2004
                                                                   -----------    -----------
Cash flows from operating activities:
     Net loss                                                      $(2,102,899)   $(1,914,781)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Common stock issued for compensation, services and
               expenses                                                110,397        108,795
          Depreciation and amortization                                507,166        666,072
          Amortization of debt discount                                  7,192         99,295
          Amortization of deferred financing fees                        5,774         10,392
          Loss on settlement of liabilities                             26,458        108,130
          Change in assets and liabilities, net of effects
          of acquisition:
              (Increase) decrease in assets:
                  Accounts receivable                                  (19,253)         2,072
                  Prepaid expenses, deposits and other assets           (1,549)       (12,238)
               Increase (decrease) in liabilities:
                  Accounts payable                                     (98,739)        64,069
                  Accrued payroll tax obligation                       116,061        214,301
                  Accrued expenses and other liabilities                70,023        179,733
                                                                   -----------    -----------
Net cash used in operating activities                               (1,379,369)      (474,160)
                                                                   -----------    -----------

Cash flows from investing activities:
     Cash acquired in acquisition                                         --            4,446
     Purchase of equipment                                             (83,109)       (12,111)
     Capitalization of software development costs                     (178,587)      (139,089)
                                                                   -----------    -----------
Net cash used in investing activities                                 (261,696)      (146,754)
                                                                   -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of common stock and warrants                 1,520,000        758,000
     Proceeds from exercise of stock options and warrants                3,300           --
     Payments on notes payable                                            --          (12,777)
     Proceeds from convertible bonds                                      --           43,000
                                                                   -----------    -----------
Net cash provided by financing activities                            1,523,300        788,223
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (117,765)       167,309
Cash and cash equivalents at beginning of period                       343,510        171,088
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $   225,745    $   338,397
                                                                   ===========    ===========

           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
             For the Nine Months ended September 30, 2005 and 2004
                                   (unaudited)

                                                                       2005           2004
                                                                   -----------    -----------
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                        $      --      $      --
     Cash paid for income taxes                                    $      --      $      --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividend accrued                              $    44,579    $    45,929
     Preferred stock converted to common stock                     $      --      $    25,000
     Common stock issued as payment for intangible assets          $    59,835    $      --
     Common stock issued as payment for accrued interest
          and accrued dividends                                    $   102,145    $    51,947
     Common stock issued in the LostView acqusition                $   195,000    $   337,500
     Common stock issued for pending issuances                     $      --      $ 1,007,319
     Receipt of asset purchased with common stock                  $      --      $    36,000
     Conversion of bonds to common stock                           $   140,000    $   230,000
     Common stock issued for repayment of advances
          from related parties                                     $      --      $   136,667
     Common stock issued as deferred compensation                  $    57,000    $      --
     Liability accrued for intangible asset acquired, to be paid
          in common stock                                          $    33,750    $      --
     Common stock issued for deposits                              $    54,250    $      --








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

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2005, our current liabilities exceeded our current assets by $2,579,569. Current liabilities include past due payroll obligations of approximately $550,000 and past due notes payable totaling $352,000. Also, we incurred net losses of $2,496,637 in 2004 and $2,475,947 in 2003, and $2,102,899 in the first nine months of 2005.
Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have taken several steps to increase cash by the use of borrowings and equity. During the nine months ending September 30, 2005, we were able to raise operating capital of $1,520,000 through a private placement of common stock and warrants. We sold 7,253,386 shares of common stock at an average price of $0.21 per share for total net proceeds of $1,520,000. We expect to continue to raise additional equity and/or debt funding until we begin to generate positive cash flows from operations. However, at this time we have no commitments for any additional funding although we are in discussion with several funding sources.


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

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                 September 30,
                                       --------------------------------
            Identifiable Assets             2005              2004
        ----------------------------   --------------    --------------
        Investment Services            $      319,896    $      345,699
        Software Services                   1,182,263         1,214,125
        Corporate                             315,471           338,306
                                       --------------    --------------
                   Total               $    1,817,630    $    1,898,130
                                       ==============    ==============

                               Three Months Ended September 30,     Nine Months Ended September 30,
                               --------------------------------    --------------------------------
    Capital Expenditures            2005              2004              2005              2004
----------------------------   --------------    --------------    --------------    --------------
Investment Services            $        7,074    $         --      $       14,846    $         --
Software Services                      45,726            77,973           213,006           139,089
Corporate                               6,805             3,019            33,844            12,111
                               --------------    --------------    --------------    --------------
           Total               $       59,605    $       80,992    $      261,696    $      151,200
                               ==============    ==============    ==============    ==============

                               Three Months Ended September 30,     Nine Months Ended September 30,
     Depreciation and          --------------------------------    --------------------------------
       Amortization                 2005              2004              2005              2004
----------------------------   --------------    --------------    --------------    --------------
Investment Services            $       46,756    $       23,962    $      117,027    $       63,260
Software Services                       9,786           198,208           382,880           561,899
Corporate                               1,234             7,008             7,259            40,913
                               --------------    --------------    --------------    --------------
           Total               $       57,776    $      229,178    $      507,166    $      666,072
                               ==============    ==============    ==============    ==============




        The following summarizes our industry segment operating data for the periods indicated:

                               Three Months Ended September 30,     Nine Months Ended September 30,
                               --------------------------------    --------------------------------
          Revenue                   2005              2004              2005              2004
----------------------------   --------------    --------------    --------------    --------------
Investment Services            $      597,261    $      420,014    $    1,594,309    $    1,451,877
Software Services                       2,128             8,350             5,798            96,258
Corporate                              10,027             9,971            41,964            26,870
                               --------------    --------------    --------------    --------------
           Total               $      609,416    $      438,335    $    1,642,071    $    1,575,005
                               ==============    ==============    ==============    ==============

                               Three Months Ended September 30,     Nine Months Ended September 30,
                               --------------------------------    --------------------------------
          Expenses                  2005              2004              2005              2004
----------------------------   --------------    --------------    --------------    --------------
Investment Services            $      490,918    $      276,378    $    1,464,086    $    1,044,930
Software Services                     388,723           390,354         1,238,688         1,196,615
Corporate                             337,548           386,633         1,042,196         1,248,241
                               --------------    --------------    --------------    --------------
           Total               $    1,217,189    $    1,053,365    $    3,744,970    $    3,489,786
                               ==============    ==============    ==============    ==============

                               Three Months Ended September 30,     Nine Months Ended September 30,
                               --------------------------------    --------------------------------
     Net Income (Loss)              2005              2004              2005              2004
----------------------------   --------------    --------------    --------------    --------------
Investment Services            $      106,343    $      143,636    $      130,223    $      406,947
Software Services                    (386,595)         (382,004)       (1,232,890)       (1,100,357)
Corporate                            (327,521)         (376,663)       (1,000,232)       (1,221,371)
                               --------------    --------------    --------------    --------------
           Total               $     (607,773)   $     (615,031)   $   (2,102,899)   $   (1,914,781)
                               ==============    ==============    ==============    ==============

4.   Capitalized Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the nine months ended September 30, 2005 and 2004. As of September 30, 2005, the total of all capitalized software development costs was $2,726,596 and accumulated amortization of capitalized software development costs totaled $2,076,417. During the nine months ended September 30, 2005 and 2004, we amortized $345,963 and $519,237 of software costs, respectively, using an estimated useful life of three years.

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


         Net loss per share applicable to common shareholders for the periods indicated is computed using the following information:

                               Three Months Ended September 30,     Nine Months Ended September 30,
                               --------------------------------    --------------------------------
                                    2005              2004              2005              2004
                               --------------    --------------    --------------    --------------
Net loss                       $     (607,773)   $     (615,031)   $   (2,102,899)   $   (1,914,781)
Dividends on preferred stock          (14,860)          (15,647)          (44,579)          (45,929)
                               --------------    --------------    --------------    --------------
Net loss applicable to
common shareholders            $     (622,633)   $     (630,678)   $   (2,147,478)   $   (1,960,710)
                               ==============    ==============    ==============    ==============
Net loss per share
applicable to common
shareholders                   $        (0.02)   $        (0.03)   $        (0.07)   $        (0.11)
                               ==============    ==============    ==============    ==============

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

Allocation of Purchase Price

         Following is a summary of the amounts assigned to the assets and liabilities of LostView:

               Cash                                 $     4,446
               Accounts receivable                       12,612
               Property and equipment                     8,733
               Goodwill                                 395,247
               Employment agreement                      63,453
               Intellectual property                     50,000
               Accounts payable                          (1,991)
                                                    -----------

               Total purchase price                 $   532,500
                                                    ===========

None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

Unaudited Pro Forma Results

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred at January 1, 2004:

                                                For the nine Months
                                                Ended September 30,
                                                -------------------
                                                        2004
                                                -------------------
         Revenues                               $         1,613,892
         Net loss applicable to
                common shareholders             $        (1,914,781)
         Net loss per share applicable to
                common shareholders, basic
                and diluted                     $             (0.09)
         Weighted average shares outstanding,
                 basic and diluted                       18,448,283

8.    Intangibles

         In January 2002, we entered into a non-exclusive agreement with NewportX.com, an affiliate of Online Training Academy, ("OTA"), for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for us to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002 an alternate method of payment was agreed to by amendment to the original agreement, whereby we agreed to pay OTA $2,000 in common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. We issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount was recorded as a prepaid asset as we issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts were received and certified, we reclassified these amounts to an intangible asset. As of December 31, 2004, all 150 of the trader accounts were delivered and certified and $300,000 was reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the nine months ended September 30, 2005 and 2004 was $75,000 and $72,000, respectively. At September 30, 2005 accumulated amortization of this intangible totaled $222,500.

         Under our agreement with OTA we received 82 trader accounts in excess of the initial 150 accounts. During the second quarter of 2005, as payment for these trader accounts, we issued 260,150 shares of restricted common stock with an estimated fair market value of approximately $59,835, based on the fair value of the stock on the date of issuance. The entire $59,835 has been classified as an intangible asset and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the nine months ended September 30, 2005 was $9,972 and at September 30, 2005, accumulated amortization was $9,972.

         On April 25, 2005, we entered into a non-exclusive agreement with OTA, for referral of active online traders to replace and update our previous agreement. The initial term of the agreement is for one year renewable year to year and cancelable by either party after the initial term with six months notice. The agreement calls for us to pay to NewportX.com $1,000 in cash or $1,250 in stock on a monthly basis for any traders referred by OTA for which RushTrade agrees to open an account. Additionally, RushTrade agrees to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. As an alternate method of payment RushTrade may sponsor OTA marketing efforts and any traders from the succeeding monthly class shall be deemed to be paid for. During the second quarter of 2005 we issued 100,000 shares of stock as a deposit for future traders who are received and certified. These shares were valued at $23,000 based on the fair value of the stock on the date of issuance. During the nine months ended September 30, 2005, we received 27 trader accounts under this agreement. As a result, we certified and capitalized $33,750 of referrals as an intangible asset that will be amortized over a three year period, the estimated life of the trader accounts. Amortization expense for these intangibles amounted to $5,622 for the nine months ended September 30, 2005 and accumulated amortization of this intangible totaled $5,622 at September 30, 2005.

         In February 2004, we completed the acquisition of LostView. The assets acquired included $113,453 of intangible assets, other than goodwill. Of the $113,453 of intangible assets, $50,000 was assigned to intellectual property subject to amortization over 3 years and $63,453 was assigned to employment agreements subject to amortization over 1 year (the term of the employment agreements). Amortization expense related to these intangibles was $28,365 and $40,060 for the nine months ending September 30, 2005 and 2004, respectively. At September 30, 2005, accumulated amortization of these intangibles totaled $88,455.

9.   Convertible Notes

         We have two convertible notes due to a related party totaling $185,000 that are past due. We are in discussion with the holder to repay, and we have agreed to repay these notes when we have the available funds. We have convertible notes totaling $166,667 plus accrued interest presently due and payable.

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

         Of the $485,000 in total convertible notes due, $351,667 is past due. We continue to negotiate with the holders on repayment or extension options.

10.  Convertible Bonds

         Early in 2003 we conducted a $1,500,000 offering of 12% Senior Secured Convertible Bonds ("Bonds") which was fully subscribed. The Bonds bear interest at 12% per annum and are convertible into our common stock at a rate of 50% of the average market price of the stock for the ten days preceding conversion, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. We may force conversion if the stock trades above $2.00 per share for 10 consecutive trading days.

         During the nine months ended September 30, 2005, $140,000 of Bonds converted into 933,333 shares of common stock and at September 30, 2005 Bonds payable totaled $329,002 net of unamortized debt discount of $15,998.

11.  Stock-Based Compensation

         We account for our stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. We did not record any stock-based compensation expense during the nine months ended September 30, 2005 and 2004 as the exercise prices of the options issued, if any, equaled or exceeded the fair market value of the stock on the date of issuance. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," net loss and loss per share would have been increased as indicated below:


                                                        Three Months                   Nine Months
                                                     Ended September 30,           Ended September 30,
                                                 --------------------------    --------------------------
                                                     2005           2004           2005           2004
                                                 -----------    -----------    -----------    -----------
Net loss appliable to common stockholders,
     as reported                                 $  (622,633)   $ (630,678)   $(2,147,478)   $(1,960,710)
Add:  Stock-based employee compensation
     expense included in reported net loss              --            --             --             --
Deduct:  Stock-based employee compensation
     expense determined under fair value based
     method                                           (8,004)         --          (12,942)      (133,344)
                                                 -----------    ----------    -----------    -----------
Pro forma net loss appliable to common
     shareholders                                $  (630,637)   $ (630,678)   $(2,160,420)   $(2,094,054)
                                                 ===========    ==========    ===========    ===========

Net loss per share appliable to common
     shareholders
As reported                                      $     (0.02)   $    (0.03)   $     (0.07)   $     (0.11)
                                                 ===========    ==========    ===========    ===========
Pro forma                                        $     (0.02)   $    (0.03)   $     (0.07)   $     (0.11)
                                                 ===========    ==========    ===========    ===========


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

12.  Shareholders' Deficit

         During the first quarter of 2005 we issued 1,250 shares of common stock (valued at $313 based on the fair value of our common stock on the date of issuance) to employees as compensation, holders of $140,000 of convertible bonds elected to convert their bonds into 933,333 shares of common stock, 750,000 shares of common stock were issued for the purchase of LostView Development Corporation (valued at $195,000 based on the fair market value of our common stock on the date of issuance), 12,498 shares of common stock were issued as directors fees (valued at $3,000 based on the fair value of our stock on the date of issuance), 20,000 stock options were exercised for proceeds of $3,300 and $39,687 of accrued interest was converted into 264,580 shares of common stock with a fair market value of $66,145 at issuance. A loss on the settlement of liabilities was recorded for $26,458, the difference between the fair value of the common stock issued and the amount of the interest obligation. Additionally, 1,458,333 shares of common stock and an equal number of warrants were issued for proceeds of approximately $350,000. The warrants are for the purchase of our common stock at $0.24 per share with a term of four years.

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

         During the third quarter of 2005 we issued 265,100 net shares of common stock (valued at $47,432 based on the fair value of our common stock on the date of issuance) to employees as compensation. This consisted of 302,600 shares (valued at $57,557 based on the fair value of our common stock on the date of issuance) issued during the period reduced by 37,500 shares (valued at $10,125 based on the fair value of our common stock on the date of issuance) returned during the period. Stock issued to employees as compensation normally has a vesting period. The 37,500 shares returned represents the unvested shares of an employee who left us during the period. Additionally, we issued 35,195 shares of common stock for directors' fees (valued at $7,000 based on the fair value of our common stock on the date of issuance), 20,000 shares of common stock (valued at $4,000 based on the fair value of our common stock on the date of issuance) for consulting fees, and 271,266 shares of common stock (valued at $46,875 based on the fair value of our common stock on the date of issuance) for advertising. Additionally, 4,608,096 shares of common stock and 4,089,763 warrants were issued for proceeds of approximately $905,000. The warrants are for the purchase of our common stock at an average price of $0.22 per share with terms of 5 years.

13.  Payroll Tax Obligation

         We have an estimated federal and state payroll tax obligation of $558,758 at September 30, 2005. We have estimated this obligation to be the actual amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003 and all four quarters of 2004 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters 2003 and for 2005, as these taxes have been submitted.

14.  Legal Proceedings

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was settled without a trial in October 2005 for $11,000.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At September 30, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been set for November 10, 2005, but we believe this will be postponed until early 2006.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at September 30, 2005 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of

$98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at September 30, 2005.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Recent Developments

         We have taken several steps to increase cash by the use of borrowings and equity. During the nine months ended September 30, 2005, we were able to raise operating capital of approximately $1,520,000 through a private placement of common stock. We sold 7,253,386 shares at an average price of $0.21 per share for total net proceeds of approximately $1,520,000.

         At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan. We believe we need a minimum funding level of $1,000,000 to continue funding our operations and bring some of our more pressing accounts payable current. If we are able to obtain a funding level of $3,600,000 we will be able to bring our accounts payable current, provide sufficient net capital to fund RushTrade's continued growth, provide funds to litigate and settle some of the litigation, enable us to retire part of the past due debt, of which $185,000 is to a related party, provide for an increase in our advertising to accelerate continued revenue growth, provide sufficient funds to upgrade our network and provide sufficient working capital to provide for most foreseeable contingencies. If we are only able to obtain a 50% of the desired funding, approximately $1,800,000, we would make a reduced contribution to RushTrade and working capital, but would still be able bring accounts payable current, provide for litigation settlements, fund additional advertising and acquire customers for RushTrade.

         We are upgrading our data services network, currently located in our Dallas office, with a new co-location facility at an area AT&T Enterprise Hosting Services Center. The AT&T center is a Tier 2 hosting services facility, sitting on top of one of the major Internet backbones in the U.S., and is SAS 70 Certified. This will allow us to continue providing our customers with the highest quality and reliability for connectivity and security.

         We have contracted with Global Media Fund, LLC to launch a nationwide advertising campaign for the Company and RushTrade. The agreement calls for the regular distribution of feature articles to over 10,000 newspapers, news and wire services, and to more than 6,000 radio stations spanning up to a 16 month period, delivering nationally syndicated newspaper space and radio airtime. The print features are expected to reach an estimated audience of 34,000,000 readers per month. The cost of the campaign is expected to total $250,000, and is to be paid in monthly installments in either cash or in shares of our restricted common stock.

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

         The RushTrade business unit is currently driving the Company's revenue growth. Later in 2005 or early in 2006, we expect RushGroup to produce an additional revenue stream by licensing versions of the RushGroup software products and by providing real-time financial data services to other brokerage firms and financial institutions. Eventually, RushGroup is expected to take the lead in the Company's consolidated revenue growth by offering, to the institutional market, a $14 billion industry, a new-age platform that is efficient and extremely price competitive. As the industry consolidates both vendors and costs, we believe that RushTrade Group can position itself to gradually weaken the market share of the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

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

Plan of Operation

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2005, our current liabilities exceeded our current assets by $2,579,569. Also, we incurred net losses of $2,102,899 for the nine months ended September 30, 2005 and $2,496,637 in 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings and equity. During the nine months ending September 30, 2005, we were able to raise operating capital of approximately $1,520,000 through a private placement of common stock and warrants. During 2004 we raised approximately $1,378,000 from the sale of common stock through private placements and $43,000 through the sale of 12% Senior Secured Convertible Bonds (the "Bonds"). During 2003 we raised $794,500 through the sale of the Bonds. The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets. The Bond offering was fully subscribed shortly after the year ended December 31, 2003.

         RushTrade is executing a low-cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that are producing desired results. RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic that generates most of its current sales leads. RushTrade believes that it can position itself as a low-cost leader in the retail direct access "space" as the Company prepares to launch RushGroup products and financial market data services in the institutional marketplace late in 2005 or early 2006.

         Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002 RushTrade has experienced substantial quarter to quarter increases in new accounts, share/trade volume and customer account assets.


         The following table shows the 2003, 2004 and 2005 month to date activity level of the RushTrade Securities, Inc. customer base along with the growth in customer assets:

   As of      Total      Securities        Cash          Total          Margin         Total
   Date      Accounts      Value          Balance        Assets          Debt          Equity
----------   --------   ------------   ------------   ------------   ------------   ------------
 1/31/2003     3,414      5,608,639      4,501,291     10,109,930       (829,355)     9,280,575
 2/28/2003     3,851     10,415,611      5,188,474     15,604,085     (1,426,446)    14,177,639
 3/31/2003     4,521     11,552,613      4,803,235     16,355,848     (1,169,472)    15,186,376
 4/30/2003     7,019     14,054,217      6,765,568     20,819,785     (1,468,478)    19,351,307
 5/31/2003     8,178     15,434,623      8,304,606     23,739,229     (1,799,998)    21,939,231
 6/30/2003    11,054     18,794,159      9,141,242     27,935,402     (2,598,923)    25,336,479
 7/31/2003    10,839     20,419,951      9,993,480     30,413,430     (2,701,092)    27,712,338
 8/31/2003    10,112     22,312,506     10,612,005     32,924,511     (3,148,393)    29,776,118
 9/30/2003    13,315     20,740,815     10,992,947     31,733,762     (2,075,382)    29,658,380
10/31/2003    15,700     21,590,111     11,396,924     32,987,035     (1,261,640)    31,725,395
11/30/2003    14,746     23,325,859     12,693,979     36,019,838     (1,467,801)    34,552,037
12/31/2003    16,311     27,818,441     12,940,421     40,758,862     (1,811,751)    38,947,111
 1/31/2004    18,362     28,824,596     14,083,292     42,907,888     (2,090,120)    40,817,768
 2/29/2004    16,270     31,161,088     13,797,508     44,958,596     (2,327,977)    42,630,619
 3/30/2004    20,307     31,222,653     16,627,495     47,850,148     (2,342,976)    45,507,172
 4/30/2004    21,873     31,875,885     18,555,467     50,431,352     (2,665,504)    47,765,848
 5/31/2004    14,616     33,398,506     18,875,300     52,273,806     (3,040,401)    49,233,405
 6/30/2004    17,161     34,677,309     18,767,608     53,444,917     (3,319,895)    50,125,022
 7/31/2004    15,378     30,450,573     20,212,429     50,663,002     (2,345,174)    48,317,828
 8/31/2004    13,725     30,317,735     19,241,788     49,559,523     (2,551,375)    47,008,148
 9/30/2004    15,108     32,766,520     18,542,788     51,309,308     (3,160,483)    48,148,825
10/31/2004    14,391     31,835,458     21,344,875     53,180,332     (2,421,150)    50,759,182
11/30/2004    16,342     36,789,079     19,561,429     56,350,508     (2,637,219)    53,713,290
12/31/2004    16,987     40,056,557     19,558,461     59,615,018     (3,017,523)    56,597,496
 1/31/2005    17,924     37,194,729     19,573,235     56,767,964     (2,036,440)    54,731,524
 2/28/2005    16,569     41,026,103     17,574,439     58,600,543     (1,894,213)    56,706,329
 3/31/2005    16,887     42,087,506     19,144,181     61,231,687     (2,514,089)    58,717,598
 4/30/2005    17,219     40,460,536     19,503,935     59,964,470     (2,402,054)    57,562,416
 5/31/2005    19,267     46,088,512     20,349,307     66,437,819     (3,817,757)    62,620,062
 6/30/2005    22,331     45,202,753     20,891,514     66,094,267     (3,338,470)    62,755,797
 7/31/2005    21,906     49,267,376     20,035,186     69,302,562     (4,449,145)    64,853,417
 8/31/2005    25,018     48,195,454     21,289,808     69,485,262     (4,089,602)    65,395,660
 9/30/2005    25,248     49,999,522     20,049,438     70,048,960     (3,464,875)    66,584,085

         Later in 2005 or early 2006, we expect RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing order routing services to other brokerage firms and financial institutions. RushGroup plans to offer to the institutional market a new-age platform that is efficient and price competitive. As the industry consolidates both vendors and costs, we believe that we can position ourselves to obtain market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

3.   Results of Continuing Operations

Three Months Ended September 30, 2005 and 2004

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                      Three Months Ended September 30,
                                      --------------------------------
                 Revenue                   2005              2004
       ----------------------------   --------------    --------------
       Investment Services            $      597,261    $      420,014
       Software Services                       2,128             8,350
       Corporate                              10,027             9,971
                                      --------------    --------------
                  Total               $      609,416    $      438,335
                                      ==============    ==============

         Total revenue for the third quarter increased $171,081, or 39%, from 2004 to 2005. This increase reflects the increased revenue from the RushTrade business unit in 2005 compared to 2004, and offset by the reduction of Software Services revenue from LostView.

         In the third quarter, Investment Services revenue increased $177,247 or 42%, from 2004 to 2005. The increase in revenue is primarily due to increased customer accounts and trade volume revenues of the RushTrade direct access on-line business unit. Overall market conditions may have also contributed to the overall increase in Investment Services revenue. In late 2004 we began an aggressive advertising campaign and other marketing efforts and expect our revenue growth rate to increase in the coming periods. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues

         Software Services had revenue of $2,128, a decrease of $6,222, or 75% from 2004 to 2005. The decrease is due to the diversion of LostView's resources from its historic related sources of revenue to further enhance RushGroup's software products. We believe that devoting Software Services' resources to our proprietary software is a better long-term use. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop our own proprietary software for internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

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

         Corporate revenue increased $56, or less than 1% from 2004 to 2005 and remained constant for the period.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                      Three Months Ended September 30,
                                      --------------------------------
                 Expenses                   2005              2004
       ----------------------------   --------------    --------------
       Investment Services            $      490,918    $      276,378
       Software Services                     388,723           390,354
       Corporate                             337,548           386,633
                                      --------------    --------------
                  Total               $    1,217,189    $    1,053,365
                                      ==============    ==============

         Total expenses, including interest expense, increased $163,824 or 16%, from 2004 to 2005. Investment Services expenses increased 78%, or $214,540, Software Services expenses decreased $1,631, or less than 1%, and Corporate expenses decreased 13%, or $49,085.

         Investment Services expenses in the third quarter increased $214,540, or 78%, from 2004 to 2005. The major component of this increase was a $132,500 increase in cost of sales consisting of clearing and ticket charges, commission expense, quotation services and ECN fees. Additional increases were in salary and wages expense of $41,000, amortization and depreciation expense of $12,600, compliance expense of $3,200, marketing and meeting expense of almost $5,000, consulting and outside services expense of $4,500, education expense of $6,800, legal expense of $8,800, rent expense of $2,800, postage and delivery expense of $1,600, repairs and maintenance expense of $3,700 and software licensing expense of $1,900. This increase was offset somewhat by decreases in advertising expense of $8,200 and telephone expense of $5,300.

         Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities; however, we have not received any revenue from this source. A major component of Software Services expenses in 2004 consisted of amortization of the capitalized software development costs which was fully amortized in the first six months of 2005 resulting in a decrease in amortization of almost $181,000. This reduction in expenses was offset by increases in salaries and wages expense of $63,900, quotation service expenses of $27,000, exchange fees of $35,600, third party subscription fees of $1,500, consulting fees expense of $12,500, education expense of $2,700, rent expense of $8,300 and repairs and maintenance expense of $1,100. This was partially offset by decreases in telecommunications expense of $7,700 and ECN fees of $1,000.

         Corporate expenses in the third quarter decreased $49,085, or 13%, from 2004 to 2005. This is primarily due to increased legal, accounting and other costs related to the 2004 offering which was withdrawn in September 2004. The 2004 offering expenses caused 2004 expenses to be higher than normal. Our expenses decreased for commission expense of $4,800, accounting expense of $18,900, marketing and meeting expense of $31,600, consulting expense of $16,700, outside services expense of $18,000, investor relations expense of $20,500, legal expense of $25,000, printing expense of $36,000, telephone expenses of $5,500, postage and delivery expense of $2,200, interest expense of $19,500 and depreciation and amortization expense of $3,000. These decreases were partially offset by increases in salary and wages expense of $37,600, advertising and promotion of $47,000, director's fees and expenses of $7,000, license fees expense of $1,200, office rent expense of $3,000, travel and entertainment of $4,000 and payroll tax penalty of $52,500.


Nine Months Ended September 30, 2005 and 2004

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                       Nine Months Ended September 30,
                                      --------------------------------
                 Revenue                   2005              2004
       ----------------------------   --------------    --------------
       Investment Services            $    1,594,309    $    1,451,877
       Software Services                       5,798            96,258
       Corporate                              41,964            26,870
                                      --------------    --------------
                  Total               $    1,642,071    $    1,575,005
                                      ==============    ==============

         Total revenue for the first nine months increased $67,066, or 4%, from 2004 to 2005. This increase reflects the reduction of Software Services revenue from LostView, and offset by the increased revenue from the RushTrade business unit in 2005 compared to 2004.

         In the first nine months, Investment Services revenue increased $142,432 or 10%, from 2004 to 2005. The increase in revenue is primarily due to increased customer accounts and trade volume revenues of the RushTrade direct access on-line business unit. Overall market conditions may have also contributed to the overall increase in Investment Services revenue. In late 2004 we began an aggressive advertising campaign and other marketing efforts and expect our revenue growth rate to increase in the coming periods. However, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues

         Software Services had revenue of $5,798, a decrease of $90,460, or 94% from 2004 to 2005. The decrease is due to the diversion of LostView's resources from its historic related sources of revenue to further enhance RushGroup's software products. We believe that devoting Software Services' resources to our proprietary software is a better long-term use. When we launched the RushTrade business model and began our software development project in 2000, the intent was to develop our own proprietary software for internal use, a software-trading platform for the purpose of opening new customer accounts subscribing to the RushTrade software and making self-directed trades. However, as the RushTrade software applications developed, management identified other opportunities available in the marketplace to derive an additional revenue stream from sale or licensing of "private label" versions of the software to other users. From this came the introduction of the RushGroup software services business model.

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

         Corporate revenue increased $15,094, or 56% from 2004 to 2005. This is primarily due to revenue from a management agreement with a broker/dealer in Boston. In the future this revenue stream will become a part of Investment Services and the RushTrade business unit.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                       Nine Months Ended September 30,
                                      --------------------------------
                 Expenses                  2005              2004
       ----------------------------   --------------    --------------
       Investment Services            $    1,464,086    $    1,044,930
       Software Services                   1,238,688         1,196,615
       Corporate                           1,042,196         1,248,241
                                      --------------    --------------
                  Total               $    3,744,970    $    3,489,786
                                      ==============    ==============

         Total expenses increased $255,184 or 7%, from 2004 to 2005. Investment Services expenses increased 40%, or $419,156 and Corporate expenses decreased 17%, or $206,045. Software Services expenses increased $42,073, or 4%.

         Investment Services expenses increased $419,156, or 40%, from 2004 to 2005. As Investment Service revenue increases the infrastructure needed to support the increase in revenue causes a related increase in expenses. The major component of this increase was a $151,000 increase in cost of sales consisting of clearing and ticket charges, commission expense, quotation services and ECN fees. Additional increases were in salaries and wages expense of $122,700, advertising expense of $51,700, trade show expense of $31,000, compliance expense of $6,000, outside services expense of $3,200, education expense of $7,500, equipment rental expense of $6,200, legal expense of $11,200, licensing fees of $7,300, miscellaneous and office expense of $2,600, rent expense of $2,800, postage and delivery expense of $3,000, repairs and maintenance expense of $4,300, software renewal fees of $3,000 and travel and entertainment expense of $2,200. This was partially offset by decreases in consulting fees expense of $1,800, dues and publications expense of $3,200, bank charge expense of $1,200 and telephone expense of $5,400.

         Software Services has ongoing development activity on the software to enhance its use and ability to license its proprietary products to outside entities; however, we have not received any revenue from this source. A major component of Software Services expenses in 2004 consisted of amortization of the capitalized software development costs which was fully amortized in the first six months of 2005 resulting in a decrease in amortization of almost $170,000. This decrease was offset by increases in salaries and wages expense of $111,000, quotation services expense of $38,000, exchange fees of $112,000, third party subscription fees of $4,500, consulting fees of $22,000, education expense of $5,000, bank fee expense of $1,000, rent expense of $28,000, repairs and maintenance expense of $1,200, telephone expense of $2,200 and travel and entertainment expense of $2,000. These increases were partially offset with decreases in ECN fees of $31,000, Telecommunication expense of $44,500 and outside services expense of $1,200.

         Corporate expenses decreased $206,045, or 17%, from 2004 to 2005. This decrease is primarily due to legal, accounting and other cost related to the 2004 offering which was withdrawn in September 2004, an increase in connection with a consulting agreement that did not continue in 2005 and a one time loss on settlement of liabilities of $108,000 in 2004. Corporate expense reductions were from decreases in offering expenses of $88,000, telecommunications of $2,300, quotation services of $4,200, accounting expenses of $13,600, marketing expenses of $32,000, outside services of $24,000, investor relations expense of $22,000, copier expense of $1,500, legal expense of $102,500, licensing fees of $4,800, postage and delivery of $6,000, printing expense of $28,000, telephone expense of $4,800, loss on settlement of a liability of $85,000 and interest expense of $97,000. These decreases were partially offset by increases in salaries and wages expense of $87,500, advertising of $63,000, consulting fees of $3,100, director's fees of $7,000, dues and publication expenses of $3,500, insurance expense of $1,600, rent expense of $5,000, payroll tax penalties of $104,500, repairs and maintenance of $3,200, travel and entertainment of $3,700 and property taxes of $9,800.


Liquidity

         Cash Flows from Operating Activities - We incurred a net loss of $2,102,899 for the nine months ended September 30, 2005. This amount included non-cash expenses totaling $656,987. Cash flows from operating activities were increased by an increase in accrued payroll tax obligation of $116,061 and an increase in accrued expenses and other liabilities of $70,023 and decreased by an increase in accounts receivable of $19,253, in prepaid expenses and deposits of $1,549 and a decrease in accounts payable of $98,739; yielding a net cash flow used in operating activities of $1,379,369.

         We incurred a net loss of $1,914,781 for the nine months ended September 30, 2004. This amount included non-cash expenses totaling $992,684. Cash flows from operating activities were increased by a decrease in receivables of $2,072, an increase in accounts payable of $64,069, an increase in accrued payroll tax of $214,301 and an increase in accrued expenses and other liabilities of $179,733 and decreased by an increase in prepaid expenses and deposits of $12,238; thus yielding a net cash flow used in operating activities of $474,160.

         Cash Flows From Investing Activities - Cash flows used in investing activities during the nine months ended September 30, 2005 was $178,587 from the capitalization of development costs related to the RushTrade direct access software RushTrade Back Office Tool and $83,109 from the purchase of equipment. The net cash used in investing activities for the first nine months of 2005 was $261,696.

         Cash flow used in investing activities during the nine months ended September 30, 2004 was $139,089 from the capitalization of development costs related to the RushTrade direct access software RushTrade Back Office Tool and $12,211 from the purchase of equipment. This outflow was partially offset by the receipt of $4,446 of cash acquired in the acquisition of LostView. The net cash used in investing activities for the first nine months of 2004 was $146,754.

         Cash Flows from Financing Activities - During the nine months ended September 30, 2005, we raised $1,520,000 from the sale of common stock and warrants and $3,300 from the from the exercise of stock options and warrants.

         During the nine months ended September 30, 2004, we raised $758,000 from the sale of common stock and $43,000 from the sale of 12% Senior Secured Convertible Bonds. Additionally, we paid $12,777 as payments on notes payable.

         Our cash and cash equivalents available for operations at September 30, 2005 were $225,745, and our current liabilities exceeded our current assets by $2,579,569. Our requirements for day-to-day cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of securities; however, there can be no assurance that these sources of cash will be available in the future.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2005, we had $2,999,345 in current liabilities, and current assets of $419,776. Also, we incurred net losses of $2,496,637 in 2004 and $2,475,947 in 2003, and $2,102,899 in the first nine months of 2005. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional Software Service's revenues above current levels until the last quarter of 2005 or early 2006. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern.

         We are presently engaged in several legal proceedings, more fully described on page 27, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are approximately $200,000. We would be unable to pay the claims in total in the short term.

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

         We have an estimated federal and state payroll tax obligation of $558,758 at September 30, 2005. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the second and fourth quarters of 2003, all four quarters of 2004 and a portion of the taxes due for the second quarter of 2005 in addition to an estimated accrual for interest and penalties. There is no obligation outstanding for the first and third quarters 2003 and the first nine months of 2005, as these taxes have been submitted.

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

         Company Proceedings. On June 24, 2003, in Sumner Group Inc. d/b/a Datamax Office Systems Leasing Division v. Rushmore Financial Group; Cause No. CC-03-7400-b; County Court at Law No. 2, Dallas County, Texas, a former vendor filed a claim in the Dallas County Court claiming that we failed to pay for services rendered on a copier in the amount of $39,710. We filed a counterclaim alleging overcharges and improper installation of a software product causing us incalculable harm. This matter was settled without a trial in October 2005 for $11,000.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At September 30, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been set for November 10, 2005, but we believe this will be postponed until early 2006.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at September 30, 2005 to account for a possible NASD fine, which is management's best estimate of the ultimate liability to RSC.

         RSC Subsidiary Proceedings. On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at September 30, 2005.

Item 2.  Changes in securities and use of proceeds

Recent Sales of Unregistered Securities

         During the third quarter of 2005 we issued 265,100 net shares of common stock (valued at $47,432 based on the fair value of our common stock on the date of issuance) to employees as compensation. This consisted of 302,600 shares (valued at $57,557 based on the fair value of our common stock on the date of issuance) issued during the period reduced by 37,500 shares (valued at $10,125 based on the fair value of our common stock on the date of issuance) returned during the period. Stock issued to employees as compensation normally has a vesting period. The 37,500 shares returned represents the unvested shares of an employee who left us during the period. Additionally, we issued 35,195 shares of common stock for directors' fees (valued at $7,000 based on the fair value of our common stock on the date of issuance), 20,000 shares of common stock (valued at $4,000 based on the fair value of our common stock on the date of issuance) for consulting fees, and 271,266 shares of common stock (valued at $46,875 based on the fair value of our common stock on the date of issuance) for advertising. Additionally, 4,608,096 shares of common stock and 4,089,763 warrants were issued for proceeds of approximately $905,000. The warrants are for the purchase of our common stock at an average price of $0.22 per share with terms of 5 years.

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

                                            Rush Financial Technologies, Inc.

Dated: October 27, 2005                     By /s/ Dewey M. Moore, Jr.
                                            ------------------------------------
                                            Dewey M. Moore, Jr.
                                            Chief Executive Officer

Dated: October 27, 2005                     By /s/ Randy Rutledge
                                            ------------------------------------
                                            Randy Rutledge
                                            Chief Financial Officer