Form 10KSB
period 2005-12-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2006-04-17
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended December 31, 2005

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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   -----

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01

    Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.     [ ]

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                  Yes [ ]                             No [X]

    The registrant's revenues for its most recent fiscal year were $2,345,583.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006: $8,313,049.

    At March 31, 2006, the registrant had outstanding 37,478,412 shares of par value $0.01 common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    None.

    Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                             No [X]

                                Table of Contents

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           18

Item 3.     Legal Proceedings                                                 18

Item 4.     Submission of Matters to a Vote of Security Holders               19

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
            Business Issuer Purchases of Equity Securities                    20

Item 6.     Management's Discussion and Analysis or Plan of Operation         22

Item 7.     Financial Statements                                             F-1

Item 8.     Change in and Disagreements with Accountants on Accounting and    32
            Financial Disclosure

Item 8A.    Controls and Procedures                                           32

Item 8B.    Other Information                                                 33

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant                34

Item 10.    Executive Compensation                                            34

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        34

Item 12.    Certain Relationships and Related Transactions                    34

Item 13.    Exhibits and Reports on Form 8-K                                  34

Item 14.    Principal Accountant Fees and Services                            35

            Signatures                                                        36

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

         We were originally founded in 1990, commencing operations in March 1991 as Rushmore Capital Corporation, a traditional financial services company and grew rapidly from a start-up into a retail brokerage organization with a nationwide account base and network of agents and registered representatives, completing our Initial Public Offering (IPO) on the NASDAQ Capital Market at $5.50 per share in April 1998. In 1997, prior to our IPO, we changed our name to Rushmore Financial Group, Inc., and on January 26, 2004 to our current name, Rush Financial Technologies, Inc. to more accurately reflect our repositioning as a real-time financial technology development company and direct access online brokerage firm. We are headquartered in Dallas, Texas, and our common stock is traded on the OTC.BB market under the symbol "RSHF."

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

         On March 30, 2006, we entered into a Membership Interest Purchase Agreement with TAL Financial Services, LLC providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. This is more fully discussed in Subsequent Events on page 6. Terra Nova Trading, the most significant part of this acquisition has annual revenues in excess of $40,000,000.

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

         RushTrade, along with other providers, was featured in Bear Stearns' Financial Technology report dated August 2004 and has also been featured in Barron's and in Active Trader magazine. In the Barron's March 8, 2004 Online Brokers Survey, RushTrade was rated "...among the Best Direct-Access Brokers for Active Traders." In the March 7, 2005 and March 6, 2006 issues of Barron's, awarded RushTrade its Four Star Rating. RushTrade provides customers direct-access to the markets, electronically bypassing third party Market Makers in most cases. In contrast, most on-line brokerage firms route orders to the firm's Market Maker desk or to third party wholesalers with "payment for order flow" arrangements that normally inhibit the customer's price, speed and quality of execution.

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

Technology

         RushGroup's Technology Unit and Software Development Team align well with its strategic direction to expand rapidly in the financial technology and direct access online trading space. As evidenced by RushTrade's rapidly increasing customer accounts, trade volumes and revenue, RushGroup continues to strengthen its product offerings and bolster its market presence.

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

Marketing

         Today, electronic and algorithmic trading is becoming a dynamic force representing over one-third of total trading volume on the New York Stock Exchange and NASDAQ. According to Bear Stearns & Co. Inc., at the end of 2005 there were over 22.6 million online accounts, up 5% from 2004. In the past year, the number of online retail accounts increased slightly, while the demand for DMA technology by institutional accounts continued to skyrocket, due to greater focus on execution quality and increased algorithmic trading.

         As DMA technology becomes more commonplace among institutions, we expect semi-professionals to account for a smaller portion of overall NYSE and NASDAQ share volume. On the other hand, many industry experts argue that with the implementation of Regulation NMS in mid 2006 - and the resulting "electronification" of the NYSE and other regional exchanges - semi-professional volumes could actually increase.

         It is apparent that semi-professional traders are transforming themselves into semi-professional portfolio managers or small emerging hedge funds referred to by Bear Stearns and others as "Instividuals." Increasingly, these "Instividuals" are demanding the types of tools and services that were once used only by portfolio managers/institutions. RushTrade continues to position itself to penetrate receptive markets in both retail direct access online space as well as the institutional market.

Growth Strategy

         RushTrade Group has two core businesses and a multiple product offering with various channels of distribution. Our growth strategy is to acquire "active trader" customers through strategic alliances and implementing a low cost "guerrilla" sales and Internet marketing strategy. To maximize its effectiveness, this advertising program employs, among other things, the use of a targeted keyword Internet search and a timing strategy that is more cost efficient than traditional advertising programs. As it prepares to launch its products and services in the institutional marketplace, RushTrade Group believes that it can position itself as a competitor in the retail direct access "space."

         The RushTrade business unit is currently driving the Company's revenue growth. During 2006, we expect RushGroup to produce an additional revenue stream by licensing versions of the RushGroup software products and by providing real-time financial data services to other brokerage firms and financial institutions. Eventually, RushGroup is expected to take the lead in the Company's consolidated revenue growth by offering, to the institutional market, a $14 billion industry, a new-age platform that is efficient and extremely price competitive. As the industry consolidates both vendors and costs, we believe that RushTrade Group can position itself to gradually weaken the market share of the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

Strategic Alliances

         We have established strategic alliances or joint marketing arrangements with eSignal, Knobias, Online Trading Academy ("OTA") and others. These arrangements, depending on the terms of the relationship, provide joint marketing opportunities that are expected to enhance our ability to acquire new customers, lower our customer acquisition costs and/or provide education and other resources that improve our customer retention.

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

Past Due Liabilities

         We have an estimated federal and state payroll tax obligation of $693,776 at December 31, 2005. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and fourth quarters of 2003, all four quarters of 2004 and the fourth quarter of 2005, in addition to an estimated accrual for interest and penalties. There is no obligation for the first, second or third quarters of 2005, as these taxes have been submitted. These amounts are included in the accompanying consolidated balance sheets as a separate line item. Additionally, we have past due debt convertible notes payable totaling $351,667 at December 31, 2005. We also have a significant amount of past due trade payables.

Subsequent Events

         On March 30, 2006, we entered into a Membership Interest Purchase Agreement (the "Agreement" or the total transaction ("the Acquisition") with TAL Financial Services, LLC ("TFS") providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC ("TNT"), Market Wise Securities, LLC ("MWS") and Market Wise Stock Trading School, LLC ("MWSTS"). As of the date of this report, we have raised $29 million, which is held in escrow, and will exchange the proceeds for the issuance of Series E Convertible Preferred Stock and warrants to purchase our common stock to finance the purchase at the closing of the acquisition. The Series E preferred will be converted into 6,667 shares of common stock for each share of Series E preferred following the closing of the acquisition and the amendment of Rush's articles of incorporation to increase the number of authorized shares of common stock. Each warrant provides for the purchase of one share of common stock at $0.30 per share for 3,333 shares of common stock issued under each share of Series E. The purchase price of the acquisition is approximately $25,000,000, and additional funds will be used for transaction costs and working capital and is expected to close within 30 days of this filing. The completion of the Acquisition is subject to approval from the National Association of Securities Dealers, Inc. and various other regulatory authorities. The Acquisition will be accounted for as a business combination.

         Terra Nova Trading, LLC., founded in 1994, is a full-service self-clearing agency broker dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA and SIPC, as well as the following exchanges: PCX, ISE, BOX and CHX. Terra Nova maintains a diversified customer base servicing Institutional, B-to-B (including Correspondent Clearing for other introducing broker/dealers) and Direct Market Access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange. Headquartered in Chicago, Terra Nova has over 90 employees, with a sales presence in New York, San Francisco, Denver and San Antonio.

         Terra Nova is a pioneer in electronic trading, earning a national reputation for exceptional customer service, and has been highly ranked by Barron's Magazine in its annual survey of Best Online Trading Brokers, ranking #1 in the areas of Customer Service, Trade Technology, Portfolio Reports and Overall Usability. For more information about Terra Nova Trading, please visit www.terranovatrading.com. TNT had revenue in excess of $40,000,000 in 2005.

         Market Wise is an education provider to traders and investors. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. Market Wise's education curriculum is provided to assist traders and investors develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, Market Wise trains students worldwide. For more information about Market Wise Trading School, visit www.marketwise.com.

Websites

         We maintain several websites for general information about the Company and marketing of the various software products. The websites are www.rushfintech.com, www.rushtrade.com, www.rushgroup.com and www.daytrade.com.

SEC filings

         At present, many but not all of our SEC filings are on our website, www.rushfintech.com. We are not an Accelerated Filer as defined in Section 12b-2 of the Act, but we intend to make all of our required filings available on our website in the future as they are filed with the SEC. We have not posted filings that were made prior to mid year 2004.

Employees

         We have a total of 14 employees located in our office in Dallas, Texas. All are full time employees. There are four employees in the corporate area, five full time employees in RushTrade, and five full time employees in RushGroup. At the Boston Stock Exchange we have two commissioned representatives and at our sales office located in New York we have three commissioned sales representatives.

Regulation

         Our business is subject to a high degree of regulation. The securities business is one of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on our operations.

         RushTrade is subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect RushTrade's books and records to determine compliance with laws applicable to securities dealers. Under the rules of the SEC and NASD, broker/dealers are required to maintain varying levels of net capital. Any deficiencies in net capital due to losses or otherwise can result in regulatory action including fines, suspensions and sanctions. At December 31, 2005, RushTrade had net capital of $67,637 and net capital requirements of $5,843. RushTrade's ratio of aggregate indebtedness to net capital was 1.17:1. The Securities and Exchange Commission permits a ratio of no greater than 15 to 1. RushTrade is not the subject of nor has it been notified of any regulatory deficiencies or legal proceedings with any regulatory authority.

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

                                  RISK FACTORS

         You should carefully consider each of the following risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading price of our shares could decline significantly. The risk factors below contain forward-looking statements regarding our Company. Actual results could differ materially from those set forth in the forward-looking statements.

RISKS RELATED TO OUR COMPANY

Our independent auditors issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

         Our independent auditor's opinions on our 2005 and 2004 financial statements include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. For the past three years or more, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs.

         There can be no assurance that management's plans to become cash flow positive during 2006 will be successful or what other actions may become necessary. We have been successful raising limited amounts of capital in the past; however, if we are unsuccessful in raising sufficient capital, we may need to reduce the level of our operations, resulting in a material adverse effect on our business and operations and charges that could be material to our business and results of operations.

We have a history of net losses and will need additional financing to continue as a going concern.

         We have incurred recurring operating losses throughout our history and have a working capital deficiency. We used cash in operations of approximately $1,472,351 during the year ended December 31, 2005. We had a cash balance of approximately $23,000 at December 31, 2005, and current liabilities exceeded current assets by approximately $3,173,135 at December 31, 2005. We incurred a net loss of $3,180,331 in 2005 and $2,496,637 in 2004. We had a shareholders' deficit of $2,077,281 at December 31, 2005. At December 31, 2005 we have past due convertible debt totaling approximately $352,000, past due payroll obligations of approximately $694,000 and a significant amount of past due trade payables. We have been and continue to be dependent upon outside financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. We received approximately $2,000,000 from the sale of restricted common stock and exercise of warrants in 2005 and approximately $1,380,000 in 2004. Upon the completion of the Acquisition, more fully discussed on page 6, we should have sufficient capital to operate our businesses in the foreseeable future. However, we may need to seek additional funding in the future if we do not receive regulatory approval for the Acquisition, but there can be no assurance that such financing will be available, or if available, on terms that we would be willing to accept.

         Our primary cash flow strategy is to increase cash flow from the execution of our operating plan that relies primarily upon the monthly subscription fees to be received from the licensing of RushTrade Direct Pro software and collect commission revenue from RushTrade customer accounts and to successfully integrate the Acquisition into our operations. To date we have received minimal license fees from licensing our software to third parties.

We have substantial cash needs for accrued payroll taxes and past due debt.

         At December 31, 2005, we had an accrued payroll tax obligation of approximately $694,000 and past due convertible debt of approximately $352,000. We have an additional $133,333 of convertible debt becoming due in April 2006. We also have a significant amount of past due trade payables. Pending successful completion of the Acquisition we should be able to satisfy these obligations. However, if we fail to receive regulatory approval and we are unable to arrange suitable payment arrangements or negotiate an extension of our debt repayments we may need to seek additional funding, but there can be no assurances that funding will be available, or if available, on terms that we would be willing to accept.

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

         We are currently involved in certain legal proceedings and, from time to time, we may be subject to additional legal claims. Those include actions for regulatory non-compliance, customer complaints and failure to meet financial obligations. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of valuable capital to pay defense costs, settlements, fines and judgments. Total pending claims against Rush and its subsidiaries are approximately $215,000. Depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.

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

Our products and services, and the products and services provided to us by third parties, may infringe upon intellectual property rights of third parties, and any infringement claims could require us to incur substantial costs, distract our management or prevent us from conducting our business.

         Although we attempt to avoid infringing upon known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third-party proprietary rights. In addition, we may be sued by third parties that claim our products infringe the intellectual property rights of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Additionally, third parties that provide us with products and services that are integral to the conduct of our business may be subject to similar allegations, which could prevent them from providing these products and services. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

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

If our operational systems and infrastructure fail to keep pace with our anticipated growth, we may experience operating inefficiencies, client dissatisfaction and lost revenue opportunities.

         We have experienced significant growth in our client base and business activities. The growth of our business and expansion of our client base has placed, and will continue to place, a significant strain on our management and operations. We believe that our current and anticipated future growth will require the implementation of new and enhanced communications and information systems, the training of personnel to operate these systems and the expansion and upgrade of core technologies. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth. In addition, we cannot assure you that we will be able to accurately predict the timing or rate of this growth or expand and upgrade our systems and infrastructure on a timely basis.

         In addition, the scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. We have implemented and continue to implement formal compliance procedures to respond to these changes and the impact of our growth. Our future operating results will depend on our ability:

   - to improve our systems for operations, financial controls, and communication and information management;
   -   to refine our compliance procedures and enhance our compliance oversight;
       and
   -   to recruit, train, manage and retain our employees.

         Our anticipated growth will require increased investments in management personnel and systems, financial systems and controls and office facilities. In the absence of continued revenue growth, the costs associated with these investments would cause our operating margins to decline from current levels. We cannot assure you that we will be able to manage or continue to manage our future growth successfully. If we fail to manage our growth, we may experience operating inefficiencies, dissatisfaction among our client base and lost revenue opportunities.

If we are unable to respond to the demands of our existing and new clients, our ability to reach our revenue goals or maintain our profitability could be diminished.

         Our clients' demand for our services is influenced by:

   -   rapid technological change;
   -   changing demands of our customers; and
   -   evolving industry standards.

         Our future success will depend, in part, on our ability to respond to our clients' demands for new services, products and technologies on a timely and cost-effective basis, to adapt to technological advancements and changing standards and to address the increasingly sophisticated requirements of our clients.

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

If our clients' account information is misappropriated, we may be held liable or suffer harm to our reputation.

         We rely on encryption and authentication technology to effect secure transmissions of confidential information over computer systems and the Internet. If third parties were able to penetrate our network security, the network security of our clearing broker or otherwise misappropriate clients' personal or account information, we could be subject to liability arising from claims related to impersonation or similar fraud claims or other misuse of personal information, as well as suffer harm to our reputation. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the technology we use to protect clients' transactions and account data. Internet security concerns have been a barrier to the acceptance of online trading, and any well-publicized compromise of security could hinder the growth of the online brokerage industry. We may incur significant costs to protect against the threat of network or Internet security breaches or to alleviate problems caused by such breaches.

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

         For the past three years, our shares have traded at prices below $1.00 per share, and our highest bid price during the past two years has been $0.65 per share. In August 2002, we were delisted from the Nasdaq Capital Market because of our failure to maintain minimum continued listing requirements.

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

         Our Amended Articles of Incorporation authorize the issuance of up to 50,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. There are approximately 38,000,000 shares of common stock issued and outstanding and 66,043 shares of Preferred stock outstanding as of December 31, 2005. We intend to sell up to $35,000,000 or 35,000 shares of Series E Preferred Stock to raise sufficient equity to finance the acquisition from TFS. Pending shareholder approval to authorize additional common shares this preferred will convert into 233,345,000 additional shares of common stock. Additionally, we are issuing Warrants to purchase our common stock along with the Series E Preferred. There will be up to an additional 116,666,667 shares available for purchase under the Warrants. We may seek to raise additional capital to meet our financial needs through the sale of equity or other securities, acquire complementary businesses through the issuance of equity or other securities or have stock options exercised. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without shareholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock such issuance will reduce the proportionate ownership and voting power of each other shareholder. Further, any new issuance of shares may result in a change in control of our Company.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

         As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and NASDAQ rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

         These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

We will be exposed to risks relating to the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

         We are in the process of evaluating, testing and implementing internal controls over financial reporting to enable management to report on, and our independent registered accounting firm to attest to, such internal controls as required by Section 404 of the Sarbanes-Oxley Act. While we anticipate being compliant with the requirements of Section 404 by the current December 31, 2007 deadline, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and sanctions by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and the hiring of additional personnel. Any such actions could negatively affect our results of operations.

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

         As of December 31, 2005, there were 66,043 shares of preferred stock outstanding having a liquidation value of $660,430 and $345,000 of senior convertible bonds outstanding, all of which are senior to the common shares in their preference to receive liquidation proceeds if we were to be liquidated. While the common stock will participate in any growth of shareholders' equity, it would receive nothing in liquidation until all senior securities have been repaid. Our Board of Directors has the power to issue additional preferred and senior securities without the approval of the shareholders.

We may grant stock options and restricted stock to the board and management which could reduce your ownership interest.

         Board of Directors, in prior years, has approved several incentive stock option plans. These plans are for the benefit of directors, officers and employees of the Company. Stock options are paid for by the recipient in an amount equal to the fair market value of the stock on the date of the grant. The payments are not made until the option is actually exercised by the recipient. Restricted stock as a bonus is paid in the form of stock rather than cash, and is not paid for by the recipient. Awards under these plans would reduce the ownership interest of all shareholders. We have granted options to purchase shares to our directors and employees, and may grant additional options in the future. Options and warrants to purchase 14,840,990 common shares were outstanding on December 31, 2005. The issuance of shares upon the exercise of these options and warrants may result in dilution to our shareholders.

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

We may face risks associated with potential future acquisitions that could reduce our profitability or hinder our ability to successfully expand our operations.

         Our business strategy has included engaging in significant acquisitions which have facilitated our ability to provide technology infrastructure and establish a presence in the markets. In the future, we plan to acquire additional businesses or technologies as part of our growth strategy. We cannot assure you that we will be able to successfully integrate future acquisitions, which potentially involve the following risks:

   - diversion of management's time and attention to the negotiation of the acquisitions;
   - difficulties in assimilating acquired businesses, technologies, operations and personnel;
   - the need to modify financial and other systems and to add management resources;
   -   assumption of unknown liabilities of the acquired businesses;
   - unforeseen difficulties in the acquired operations and disruption of our ongoing business;
   - dilution to our existing stockholders due to the issuance of equity securities;
   - possible adverse short-term effects on our cash flows or operating results; and
   - possible accounting charges due to impairment of goodwill or other purchased intangible assets.

Failure to manage our acquisitions to avoid these risks could harm our business, financial condition and operating results.

We have off balance sheet risk associated with our broker dealer.

         In the ordinary course of business of our subsidiary, RushTrade, there are certain contingencies which are not reflected in the financial statements. These activities may expose us to off-balance-sheet credit risk in the event the customers are unable to fulfill their contractual obligations.

         Many of RushTrade's customer accounts are margin accounts. In margin transactions, the RushTrade may be obligated for credit extended to its customers by its clearing broker that are collateralized by cash and securities in the customers' accounts with the clearing broker. In connection with securities activities, RushTrade also executes customer transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and RushTrade and its clearing broker's internal policies. In all cases, such transactions may expose us to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, RushTrade may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers' obligations.

         RushTrade seeks to control the risks associated with its customers' activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of RushTrade's clearing broker. RushTrade and its clearing broker monitors required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. At December 31, 2005, management had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

         RushTrade provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to meet shortfalls. Our liability under these arrangements is not quantifiable and may exceed the cash and securities RushTrade has posted as collateral. However, the possibility of our being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

Procedures and requirements of the PATRIOT Act may expose us to significant costs or penalties.

         As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the PATRIOT Act of 2001, which require that they know certain information about their customers and monitor transactions for suspicious financial activities. The cost of complying with the PATRIOT Act and related laws and regulations is significant. We may face particular difficulties in identifying our international customers, gathering the required information about them and monitoring their activities. We face risks that our policies, procedures, technology and personnel directed toward complying with the PATRIOT Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results.

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

Item 2.   Description of Property

         We lease 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. We elected not to renew the lease on the 2,200 square feet we acquired with the purchase of LostView and have vacated the space. RushGroup's Data Service Center is located within the One Galleria Tower office with a Co-location facility at a Dallas, Texas Navisite Hosting Services Center. The Navisite center is a Tier 2 hosting services facility, sitting on top of one of the major Internet backbones in the U.S. NaviSite is a Microsoft Gold Partner. We believe these facilities are adequate to meet our requirements at our current level of business activity.

Item 3.  Legal Proceedings

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At December 31, 2005 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been postponed until early 2007.

          On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at December 31, 2005.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at December 31, 2005 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.


Item 4.   Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small
          Business Issuer for Purchases of Equity Securities

Market Information

         Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol RSHF. The quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The following table shows the sales price range of our common stock for the time periods indicated:

                       2005             High            Low
               -----------------     ----------     ----------
               First Quarter            0.30           0.24
               Second Quarter           0.27           0.17
               Third Quarter            0.23           0.16
               Fourth Quarter           0.31           0.22

                       2004
               -----------------
               First Quarter            0.65           0.32
               Second Quarter           0.60           0.35
               Third Quarter            0.51           0.19
               Fourth Quarter           0.27           0.20

Holders

         As of December 31, 2005 there were approximately 200 holders of record and about 1,300 beneficial holders of our Common Stock. There were also 38 holders of our Preferred Stock and 12 holders of our 12% Senior Secured
Convertible Bonds ("the Bonds").

Equity Compensation Plan Information

         The following table sets forth the equity compensation plan information at December 31, 2005:

                         (a)                        (b)                  (c)
                                                                         Number of securities
                         Number of securities to    Weighted-average     remaining for future
                         be issued upon             exercise price of    issuance under equity
                         exercise of outstanding    outstanding          compensation plans
                         options, warrants and      options, warrants    (excluding securities
Plan Category            rights                     and rights           reflected in column (a)
------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                       2,867,603     $           0.27                 1,096,073
Equity compensation
plans not approved by
security holders                               -                    -                         -
                         -----------------------------------------------------------------------
Total                                  2,867,603     $           0.27                 1,096,073
                         =======================================================================

Dividends

         We do not anticipate declaring any stock or cash dividends on our common shares in the foreseeable future and have deferred paying cash dividends on all preferred stock since the second quarter of 2002.

Recent Sales of Unregistered Securities

         Common Stock - Registrant has sold and issued the shares of Common Stock described below within the past year that were not registered under the Act.

                                    Number of     Offering    Exemption
             Date                     Shares        Price      Claimed
       ----------------            -----------   ----------   ---------
          January 2005    (2)           30,000      0.20         (1)
         February 2005    (3)        1,197,913      0.20         (1)
            March 2005    (4)        2,220,831      0.24         (1)
            April 2005    (5)          629,995      0.24         (1)
              May 2005    (6)        1,126,751      0.20         (1)
             June 2005    (7)          379,917      0.19         (1)
             July 2005    (8)          564,045      0.19         (1)
           August 2005    (9)        4,526,831      0.19         (1)
        September 2005    (10)         108,781      0.19         (1)
          October 2005    (11)         162,796      0.23         (1)
         November 2005    (12)       1,275,000      0.30         (1)
         December 2005    (13)         539,477      0.28         (1)
                                   -----------
       Total shares issued          12,762,337
                                   ===========

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

(2) Issuance of 10,000 shares of restricted common stock as stock-based compensation and 20,000 shares of restricted common stock as the exercise of stock options.

(3) Issuance of 1,197,913 shares of restricted common stock in exchange for the conversion of bonds.

(4) Issuance of 12,498 shares of restricted common stock for directors' compensation, 750,000 shares of restricted common stock in settlement of certain obligations resulting from the purchase of Lostview and 1,458,333 shares of restricted common stock for proceeds of approximately $350,000.

(5) Issuance of 69,578 shares of restricted common stock for consulting services, 156,517 shares of restricted common stock as a note payment, 360,150 shares of restricted common stock as settlement of a joint marketing agreement and 43,750 shares of restricted common stock as stock-based compensation.

(6) Issuance of 25,794 shares of restricted common stock for consulting services, 9,000 shares of restricted common stock in settlement of commission expenses, 5,000 shares of restricted common stock for stock-based compensation and 1,086,957 shares of restricted common stock for proceeds of approximately $250,000.

(7) Issuance of 10,000 shares of restricted common stock for directors' compensation, 260,417 shares of restricted common stock in settlement of advertising expenses, 9,500 shares of restricted common stock for stock-based compensation and 100,000 shares of restricted common stock for proceeds of approximately $15,000.

(8) Issuance of 2,500 shares of restricted common stock for consulting services, 7,955 shares of restricted common stock for directors' compensation, 97,656 shares of restricted common stock in settlement of advertising expenses, 453,334 shares of restricted common stock for proceeds of approximately $67,500 and 2,600 shares of restricted common stock for stock-based compensation.

(9) Issuance of 17,500 shares of restricted common stock for consulting services, 5,264 shares of restricted common stock for directors' compensation, 86,805 shares of restricted common stock in settlement of advertising expenses, 262,500 shares of restricted common stock for stock-based compensation and 4,154,762 shares of restricted common stock and warrants for proceeds of $837,500.

(10) Issuance of 21,976 shares of restricted common stock for directors' compensation and 86,805 shares of restricted common stock in settlement of advertising expenses.

(11) Issuance of 12,796 shares of restricted common stock for directors' compensation and 150,000 shares of restricted common stock in settlement of advertising expenses.

(12) Issuance of 25,000 shares of restricted common stock for stock-based compensation and 1,250,000 shares of restricted common stock for proceeds of approximately $375,000.

(13) Issuance of 20,000 shares of restricted common stock for stock-based compensation, 19,477 of restricted common stock for directors' compensation and 500,000 shares of restricted common stock for proceeds of approximately $105,000.

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

         As we began 2002, Rushmore Securities Corp. ("RSC") was our only broker/dealer operating primarily as a traditional retail brokerage with independent sales representatives. A traditional brokerage operation requires an infrastructure for support and operates on a very small margin because most of the revenue is paid to the independent representatives as sales commissions. During the second quarter of 2002 we changed our focus from traditional retail brokerage to online brokerage which yields higher margins and has less compliance risk. The online brokerage services were to be provided using the software we developed. As a result, we no longer had the need for sales representatives and certain customer accounts were no longer desired as they were traditional retail accounts. In August of 2002 we acquired GRO Corporation, now known as RushTrade, a registered broker/dealer. As a result of ongoing NASD investigations and litigation against RSC, among other factors, we decided to conduct our direct online brokerage operations through RushTrade instead of RSC. At that point, any customer accounts that fit with our new focus were transferred from RSC to RushTrade and all new business was directed to RushTrade. We began a systematic reduction of our independent sales force and their books of business through sales to other broker/dealers and outright releases. By the end of the third quarter 2002, RSC had eliminated its entire sales force and was no longer originating new retail brokerage business. Subsequent to the acquisition of GRO, RSC revenue consisted of renewals on old business and trail commissions paid on mutual funds and insurance products. Late in 2003, RSC sold most of the remaining trail commissions to Brazos Holdings and transferred many of the remaining retail brokerage accounts to SamCo in exchange for a portion of any revenue generated by those accounts.

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

Plan of Operation

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2005, our current liabilities exceeded our current assets by $3,173,135 and we incurred a net loss of $3,180,331 in 2005 and $2,496,637 in 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings and equity. During 2005 we raised approximately $2,000,000 from the sale of common stock and warrants through private placements and the exercise of warrants. During 2004 we raised $1,378,251 from the sale of common stock through private placements and $43,000 through the sale of 12% Senior Secured Convertible Bonds (`the Bonds"). The Bonds bear interest at 12% per annum, principal and interest are due on or before December 31, 2007, and are convertible into shares of common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. The Bonds are secured by the RushTrade software, trade name, websites, customer accounts and other assets.

         RushTrade is executing a low-cost "guerrilla" sales and marketing strategy in addition to its strategic alliances that are producing desired results. RushTrade's domain names, www.daytrade.com, and www.rushtrade.com have web traffic that generates most of its current sales leads. RushTrade believes that it can position itself as a low-cost leader in the retail direct access
"space" as the Company prepares to launch RushGroup products and financial market data services in the institutional marketplace late in 2006.

         Our sales and marketing efforts are beginning to show results. Since the release of the RushTrade products in late 2002 RushTrade has experienced substantial quarter to quarter increases in new accounts, share/trade volume and customer account assets.

         The following table shows the 2003, 2004 and 2005 month to date activity level of the RushTrade Securities, Inc. customer base along with the growth in customer assets.

  As Of        Number    Securities      Cash         Total       Margin        Total
   Date      of Trades      Value       Balance      Assets        Debt        Equity
----------------------------------------------------------------------------------------
 1/31/2003      3,414     5,608,639    4,501,291   10,109,930     (829,355)    9,280,575
 2/28/2003      3,851    10,415,611    5,188,474   15,604,085   (1,426,446)   14,177,639
 3/31/2003      4,521    11,552,613    4,803,235   16,355,848   (1,169,472)   15,186,376
 4/30/2003      7,019    14,054,217    6,765,568   20,819,785   (1,468,478)   19,351,307
 5/31/2003      8,178    15,434,623    8,304,606   23,739,229   (1,799,998)   21,939,231
 6/30/2003     11,054    18,794,159    9,141,242   27,935,401   (2,598,923)   25,336,478
 7/31/2003     10,839    20,419,951    9,993,480   30,413,431   (2,701,092)   27,712,339
 8/31/2003     10,112    22,312,506   10,612,005   32,924,511   (3,148,393)   29,776,118
 9/30/2003     13,315    20,740,815   10,992,947   31,733,762   (2,075,382)   29,658,380
10/31/2003     15,700    21,590,111   11,396,924   32,987,035   (1,261,640)   31,725,395
11/30/2003     14,746    23,325,859   12,693,979   36,019,838   (1,467,801)   34,552,037
12/31/2003     16,311    27,818,441   12,940,421   40,758,862   (1,811,751)   38,947,111
 1/31/2004     18,362    28,824,596   14,083,292   42,907,888   (2,090,120)   40,817,768
 2/29/2004     16,270    31,161,088   13,797,508   44,958,596   (2,327,977)   42,630,619
 3/30/2004     20,307    31,222,653   16,627,495   47,850,148   (2,342,976)   45,507,172
 4/30/2004     21,873    31,875,885   18,555,467   50,431,352   (2,665,504)   47,765,848
 5/31/2004     14,616    33,398,506   18,875,300   52,273,806   (3,040,401)   49,233,405
 6/30/2004     17,161    34,677,309   18,767,608   53,444,917   (3,319,895)   50,125,022
 7/31/2004     15,378    30,450,573   20,212,429   50,663,002   (2,345,174)   48,317,828
 8/31/2004     13,725    30,317,735   19,241,788   49,559,523   (2,551,375)   47,008,148
 9/30/2004     15,108    32,766,520   18,542,788   51,309,308   (3,160,483)   48,148,825
10/31/2004     14,391    31,835,458   21,344,875   53,180,333   (2,421,150)   50,759,183
11/30/2004     16,342    36,789,079   19,561,429   56,350,508   (2,637,219)   53,713,289
12/31/2004     16,987    40,056,557   19,558,461   59,615,018   (3,017,523)   56,597,495
 1/31/2005     17,924    37,194,729   19,573,235   56,767,964   (2,036,440)   54,731,524
 2/28/2005     16,569    41,026,103   17,574,439   58,600,542   (1,894,213)   56,706,329
 3/31/2005     16,887    42,087,506   19,144,181   61,231,687   (2,514,089)   58,717,598
 4/30/2005     17,219    40,460,536   19,503,935   59,964,471   (2,402,054)   57,562,416
 5/31/2005     19,267    46,088,512   20,349,307   66,437,819   (3,817,757)   62,620,062
 6/30/2005     22,331    45,202,753   20,891,514   66,094,267   (3,338,470)   62,755,797
 7/31/2005     21,906    49,267,376   20,035,186   69,302,562   (4,449,145)   64,853,417
 8/31/2005     25,018    48,195,454   21,289,808   69,485,262   (4,089,602)   65,395,660
 9/30/2005     25,248    49,999,522   20,049,438   70,048,960   (3,464,875)   66,584,085
10/30/2005     24,935    52,778,462   19,583,760   72,362,222   (3,723,249)   68,638,973
11/30/2005     29,807    54,370,083   19,271,918   73,642,001   (3,720,370)   69,921,631
12/30/2005     23,982    60,753,561   18,917,599   79,671,160   (3,606,650)   76,064,510

         During 2006, we expect RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing order routing services to other brokerage firms and financial institutions. RushGroup plans to offer to the institutional market a new-age platform that is efficient and price competitive. As the industry consolidates both vendors and costs, we believe that we can position ourselves to obtain market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

         With the acquisition of TNT, a full-service self-clearing agency broker dealer and futures commission merchant maintaining a diversified customer base servicing Institutional, B-to-B (including Correspondent Clearing for other introducing broker/dealers) and Direct Market Access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange our revenues will increase. TNT had revenue in excess of $40,000,000 in 2005 and we expect to build on their past success.

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

Capitalization of Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the years ended December 31, 2005 and 2004. As of December 31, 2005 and 2004, the total of all capitalized software development costs was $2,726,596 and $2,548,009, respectively. During 2005 and 2004, we amortized $400,242 and $692,250 of software costs, respectively, using an estimated useful life of three years.

Goodwill

         Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. We recorded goodwill of $200,247 relating to the LostView Development Corporation acquisition in February 2004. An additional $195,000 was recorded in March 2005. We account for goodwill using SFAS 142 "Goodwill and Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. We performed an annual impairment test during the fourth quarter of 2005 and determined that goodwill of $395,247 was impaired and was written off.

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

Revenue Recognition

         Investment services revenues consist of commission revenue, other brokerage related revenue, user fees and interest income. Commission revenue and related expenses on securities transactions are recorded on a trade date basis. Other brokerage related revenue consists of fees and rebates when orders are routed through exchanges and ECNs and are recorded on a trade date basis as security transactions occur. User fees are charges for the use of the Company's software execution platform. Revenues from user fees are recognized on a monthly basis as services are provided to account holders. Interest income consists primarily of the Company's portion of the income generated by charges to customers on margin balances and customer cash held and invested by the Company's clearing firm, offset by interest paid to customers on their credit balances. Interest is recorded at calendar month end on settled balances.

Results of Continuing Operations


Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

         Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer and Chief Financial Officer in evaluating operations. RushTrade Securities, Inc. offers broker/dealer services. RSC and Rushmore Insurance Service's operations, which are for the most part inactive, have been included in Corporate. The software services segment is comprised of RushGroup Technologies, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to generate a significant stream of revenue. There is ongoing development activity on the software to develop its readiness for licensing to outside entities; to-date, we have received only minimal revenue to date related to RushGroup.

Revenues

         Total revenues increased $145,215 or 7% from $2,200,368 in 2004 to $2,345,583 in 2005. The increase in revenues is primarily a result of the growth in new accounts, trade volume, software user fees and other related revenues from RushTrade and reflects the increased acceptance of our products and the limited success of our marketing efforts.

         Investment Services, exclusively RushTrade, revenues are primarily online brokerage revenues and showed a 11% increase from $2,053,415 in 2004 to $2,291,512 in 2005. RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity and options markets. RushTrade will continue to devote resources toward marketing its online direct access trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues. Discontinuing our traditional retail brokerage business, RSC and Rushmore Insurance Services, now reported in the Corporate segment, caused our revenue to decline from years prior to 2004. Our sales and marketing efforts for the RushTrade platforms are beginning to show results. Since the release of the RushTrade products in late 2002, RushTrade has experienced increases in new accounts, share/trade volume and customer account assets. See "Description of Business - Growth Strategy."

         We have received only minimal revenue from licensing our software products to outside entities. We have had preliminary discussions with several institutions and brokerages about the licensing of various software components or applications of the RushTrade platforms, but various software applications are still under development for the Back Office Management ("BOM") tool and are not expected to be released until at least the second quarter of 2006. Further discussions with potential licensees will depend upon completion of the BOM. With the purchase of LostView in February 2004, our software services revenue increased from zero in 2003 to $105,648 in 2004, primarily from LostView's historic stream of revenue. However, as we began to focus more on developing our proprietary products, the LostView revenue from outside entities decreased to $7,273 in 2005. As applications of the BOM tool are completed and additional multi-firm functionality is added, RushGroup's real-time market data services and software trading platforms will be ready for deployment in the marketplace.

         Corporate revenue increased from $41,305 in 2004 to $46,798 in 2005, a 13% increase from 2004 to 2005. Corporate revenue consists primarily of the residual income derived from RSC and Rushmore Insurance Services.

         RushTrade's marketing and sales efforts are currently underway to acquire new active trader/customer accounts that are expected to generate both subscription-based and transaction-based revenue. RushTrade believes it has the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. We believe we have embarked on a successful marketing strategy to generate the necessary active trader/customer accounts to capture customer assets with the trade volumes to result in increased revenues. There can be no assurances that these steps will result in our being able to settle our liabilities they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term. Sales increases in RushTrade are reflective of our increases in overall trade volumns.

Expenses

         Total expenses, including interest expense, increased $828,909, or 18%, from $4,697,005 in 2004 to $5,525,914 in 2004. Significant changes include a $420,000 write-off of goodwill and intangibles, $285,000 decrease in depreciation expenses, $380,000 additional compensation expenses and a decrease in interest expense of $142,000. The remaining expenses are consistent with our increase in revenues and also reflect the additional expenses from RushGroup's focus on software development.

         Investment Services expenses increased from $2,078,139 in 2004 to $2,271,898 in 2005, an increase of $193,759 or 9% which is consistent with our growth in revenue. Commissions, exchange and clearing fees increased $350,000 from 2004 to 2005, advertising and marketing expenses increased $57,000, office expenses increased $18,000 and compensation expenses increased $10,000. These increases were partially offset by decreases in communication and data processing of $147,000 and other expenses of $93,000. These increases were due in part to the addition of new offices in New York and Boston. As revenues increase, the infrastructures necessary to support the expansion of the customer base will further increase our expenses. RushTrade will need to add customer support personnel and additional software sales representatives in order to continue to increase revenue and support the acquisition of additional customer accounts.

         Software Services expenses increased from $1,620,000 in 2004 to $1,925,452 in 2005, an increase of 19%. This increase is due primarily to the write-off of capitalized goodwill of $420,000, an increase in employee compensation and benefits of $201,000, an increase in advertising and marketing of $43,000, an increase in office expense of $33,000 and capitalizing $43,000 less in expenses in 2005 as compared to 2004. This was partially offset by a decrease in amortization expense of $263,000 as capitalized software became fully amortized, a reduction in other expenses of $30,000 and a decrease in communications and data processing of $133,000.

         Expenses from the corporate segment increased by $322,482 from 2004 to 2005, a 32% increase, primarily from the increase in employee compensation and benefits of $244,000, an increase of $144,000 resulting from penalty and interest on the payroll tax obligation, an increase in advertising of $30,000, an increase in communication and data processing of $13,000 and an increase in office expenses of $35,000. This is partially offset by a decrease in interest expense of $143,000 and a decrease in accounting and legal of $8,000. The interest expense decreased due to the conversion of the Bonds into common stock and the reduction in amortization of debt discount and deferred financing fees. As bondholders continue to convert their holdings into common stock, interest expense will continue to decline. We continue to identify areas to reduce expenses and very aggressively pursue renegotiation of existing contracts and services when appropriate. With the expected increase in revenues, the infrastructure necessary to support the additional business activity will increase.

         We have an estimated federal and state payroll tax obligation of $693,776 at December 31, 2005 compared to $442,697 at December 31, 2004. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and fourth quarters of 2003, all four quarters of 2004 and the fourth quarter of 2005, in addition to an estimated accrual for interest and penalties. There is no obligation for the first, second or third quarters of 2005, as these taxes have been submitted. These amounts are included in the accompanying consolidated balance sheets as a separate line item.

Liquidity

         General Overview. We have been operating with negative cash flow and without sufficient capital and financial resources to devote to growing our business or to meet our obligations as they have become due. We have depended on our ability to raise funds from debt and equity offerings to fund current and past due obligations. We believe that we are nearing a point where we will become cash flow positive and then profitable; however, we will need to raise substantial funds to enable us to continue our marketing and software development in order to continue our revenue growth if we do not receive regulatory approval for the Acquisition.

         Of the approximate $3,400,000 in current liabilities at December 31, 2005, none is secured by the assets of the Company. At December 31, 2005, approximately $407,000 of the current liabilities is due to related parties. We believe we have a good relationship with these parties and that we can continue to defer the obligations until we have sufficient capital to repay them.

         Of the current liabilities, approximately $332,000 was acquired in a 2001 acquisition. To date, none of the creditors has made demand for payment on any of these trade accounts payable. Approximately $950,730 is accrued expenses and other liabilities. Much of this is accruals that occur in the normal course of business, and orderly repayments are made as they are converted into accounts payable; however, approximately $694,000 represents a payroll tax obligation that must be repaid. We have been in discussions with the IRS and believe that we can make arrangements for orderly repayment as funds are raised to satisfy the obligation in full.

         Of the current liabilities, approximately $768,000 represents accounts payable. Of these approximately, $360,000 are within 90 days of issuance and are being paid in an orderly manner. The remainder, approximately, $408,000 is over 90 days. Of the accounts payable over 90 days, we have been in consistent contact with the most aggressive creditors. In some cases we have been able to secure settlements at substantial discounts. We may have a few of the creditors in this category that could pursue legal remedies which would force us to divert attention and resources from our business plan.

         If we fail to achieve positive cash flow in 2006 and do not receive regulatory approval for the acquisition from TFS, we may have to obtain other funding sources or significantly scale back our operations which would negatively impact our growth strategy and would delay repayments of our obligations. Further, as the brokerage industry in general continues to focus its efforts on pursuing online business models, and specific competitors continue to decrease fees charged for their services, we may need to acquire a larger customer base than originally projected to meet our business plan and provide necessary cash flows for ongoing liquidity requirements. At present we have not identified alternate funding sources, but believe that we would be able to obtain alternate financing by issuing common stock, preferred stock or convertible debt instruments, as we have been able to do in the past. If it becomes necessary to scale back operations, we believe that it may impact the reliability of our products and services offerings. We have added additional layers of redundancies in equipment, communications and alternate data service providers to increase the reliability of our services. Should it become necessary to scale back operations, we could eliminate some of these redundancies; however, this may have a material impact on our operations.

         Credit Facilities and Funding Resources. Our cash and cash equivalents available for operations at December 31, 2005 were $23,399, and our current liabilities exceeded our current assets by $3,173,135. Our requirements for normal cash expenditures, as well as costs for the further development of the proprietary online RushTrade software, have historically been supplemented with borrowings and equity capital raised through the private placement of our securities; however, there can be no assurance that these sources of cash will be available in the future.

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

         During 2005, we sold 7,253,386 shares of common stock in several private placements throughout the year netting cash proceeds of $1,520,000. Warrants were attached to each share of stock authorizing the future purchase of a share of common stock at the stated price. The exercise price of each warrant issued was the same as the per share price of the originating stock sale. Each warrant expires either 4 or 5 years from the origination date.

         During 2005, a total of 1,750,000 warrants were exercised at an average per share price of $0.27 for proceeds of $480,000.

         At any level of funding, we must be able to execute our business plan to secure our long-term survival. We believe that we will reach profitability in the next twelve months if we are able to continue funding operations to successfully execute our business plan and are able to successfully integrate the acquisition from TFS. We believe the working capital funding related to the acquisition will allow us to bring our more pressing accounts payable current, provide additional net capital for RushTrade, provide funds to litigate and settle some of the litigation, provide for system upgrades, provide some much needed working capital and fund our operations until we reach profitability. Like our competitors we are dependent on a favorable economic environment and adverse economic conditions might require funds in excess of our estimate.

         Our sales and marketing efforts are beginning to show results. We have grown from approximately $10,000,000 in total client assets producing about 3,400 trades in January 2003, to approximately $80,000,000 in total client assets producing about 24,000 trades during December 2005. Since the release of the RushTrade products in late 2002, the quarter-to-quarter increases in new accounts, share/trade volume and customer account assets has driven our increased revenue. We believe that we have the low cost operational infrastructure and a relatively low threshold to reach profitability in the near future. There can be no assurances that the steps we have taken will result in our being able to settle our liabilities as they become due, or that we will be able to generate revenues or cash flows from financings sufficient to support our operations in the short term.

         Cash Flows from Operating Activities. We had a net loss of $3,180,331 for the year ended December 31, 2005. This amount included non-cash expenses consisting of depreciation and amortization and goodwill impairment of $1,032,512, the issuance of common stock for services, expenses and compensation at fair value of $157,272, the loss on settlement of liabilities of $26,458 and amortization of deferred financing fees and debt discount of $14,763. Cash flows from operating activities were decreased by an increase in receivables of $23,957, by an increase in prepaid expenses of $5,801, offset by an increase in accounts payable of $136,653, an increase in accrued payroll taxes of $251,079 and an increase in accrued expenses and other liabilities of $119,001, yielding a net cash flow used by operating activities in the amount of $1,472,351. The changes in operating assets and liabilities were primarily caused by our negative cash flow.

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

         Cash Flows from Investing Activities. Cash flow used in investing activities during the year ended December 31, 2005 was $820,160, due to capitalizing $553,475 in acquisition costs related to the acquisition from TFS, $178,587 in development costs related to the RushTrade direct access software and fixed asset purchases totaling $88,098.

         Cash flow used in investing activities during the year ended December 31, 2004 was $255,474, due to capitalizing $221,636 in development costs related to the RushTrade direct access software and fixed asset purchases totaling $38,284 offset by $4,446 in cash acquired in an acquisition.

         Cash Flows from Financing Activities. During the year ended December 31, 2005, we had cash flows from financing activities of $1,972,400 from the sale of common stock and warrants and the exercise of stock warrants offset by the change in restricted cash.

         During the year ended December 31, 2004, we had cash flows from financing activities of $1,436,141 from the following sources: $1,378,251in proceeds from the sale of common stock and warrants, $27,667 in advances from related parties, and $43,000 from the sale of the Bonds offset by $12,777 as payments on notes payable.


         Going Concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. At December 31, 2005 our current liabilities exceeded our current assets by $3,173,135. Also, we had net losses of $3,180,331 in 2005 and $2,496,637 in 2004. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         We are presently engaged in several legal proceedings, more fully described on page 18, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $215,000. We would be unable to pay the claims in total in the short term.

         We have been unable to meet many of our obligations as they have become due. We have two convertible notes due to a related party that are past due. The convertible notes were convertible into the Bonds at the option of the holder.
The holder failed to exercise his conversion and the Bonds became fully subscribed. We are in discussion with the holder to repay, but failure to negotiate repayment or conversion on terms favorable to us will severely and adversely affect our liquidity.

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

Payment Due by Period

         The following table illustrates the Company's outstanding debts and the terms of that debt:

                                      LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS     TOTAL       1 YEAR    2-3 YEARS   4-5 YEARS    5 YEARS
-----------------------------------------------------------------------------------
Long-Term Debt            $ 830,000   $ 485,000   $ 345,000   $       -   $       -
Operating Leases             21,082      21,082           -           -           -
                          ---------------------------------------------------------
Total                     $ 851,082   $ 506,082   $ 345,000   $       -   $       -
                          =========================================================

Market Risk

         We market investment securities issued by various securities issuers. The issuers of these products retain all interest rate and default risk.

Item 7.  Financial Statements

         Below is an index of financial statements. The financial statements required by this item begin at Page F-1 hereof.

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets at December 31, 2005 and 2004                   F-2
Consolidated Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                               F-3
Consolidated Statements of Shareholders' Deficit for the Years Ended
   December 31, 2005 and 2004                                               F-4
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005 and 2004                                               F-5
Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Rush Financial Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Rush Financial Technologies, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Financial Technologies, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2005, the Company's current liabilities exceeded its current assets by $3,173,135. Additionally, the Company incurred a net loss of $3,180,331 in 2005 and $2,496,637 in 2004 and used cash flows from operations totaling $1,472,351 in 2005 and $1,008,245 in 2004. The Company also has unpaid payroll tax obligations of approximately $694,000, past due convertible notes payable totaling $351,667 and a significant amount of past due trade payables at December 31, 2005. These conditions, among others described in Note 3 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KBA GROUP LLP
Dallas, Texas
March 30, 2006


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004

                                     ASSETS                                  2005            2004
                                                                         ------------    ------------
Current assets
        Cash and cash equivalents                                        $     23,399    $    343,510
        Restricted cash                                                        31,000            --
        Accounts receivable                                                    78,190          54,235
        Prepaid expenses and deposits                                         134,119          76,332
                                                                         ------------    ------------
            Total current assets                                              266,708         474,077
                                                                         ------------    ------------

Capitalized software development costs, net                                   595,966         817,631
Property and equipment, net                                                   108,731          80,127
Intangibles, net                                                              135,681         205,863
Deferred financing fees, net                                                     --             5,774
Goodwill                                                                         --           200,247
Other assets                                                                   32,800          31,786
Deferred acquisition costs                                                    553,475            --
                                                                         ------------    ------------
            Total assets                                                 $  1,693,361    $  1,815,505
                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                 $    768,337    $    631,684
        Accrued preferred stock dividends                                     209,902         150,464
        Accrued payroll tax obligation                                        693,776         442,697
        Accrued expenses and other liabilities (including $88,376 and
            $85,194 of accrued interest expense due to related
            parties at December 31, 2005 and 2004, respectively)              950,730         859,916
        Liabilities acquired in 2001 acquisition                              332,098         332,098
        Convertible notes payable (including $318,333 due to
            related parties at December 31, 2005 and 2004),
            net of unamortized debt discount of $0 and $2,275 at
            December 31, 2005 and 2004, respectively                          485,000         482,725
                                                                         ------------    ------------
            Total current liabilities                                       3,439,843       2,899,584
                                                                         ------------    ------------

Convertible bonds payable, net of unamortized debt discount of $14,201
        and $20,915 at December 31, 2005 and 2004, respectively               330,799         464,085
                                                                         ------------    ------------
            Total liabilities                                               3,770,642       3,363,669
                                                                         ------------    ------------

Commitments and Contingencies

Shareholders' deficit
        Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and outstanding;
            liquidation preference of $10 per share                           140,630         140,630
        Preferred stock - convertible cumulative; $10 par value;
            835,000 and 800,000 authorized at December 31, 2005 and
            2004, respectively; 51,980 shares issued and outstanding;
            liquidation preference of $10 per share                           519,800         519,800
        Common stock - $0.01 par value; 50,000,000 shares authorized;
            37,478,127 and 24,715,790 shares issued and outstanding at
            December 31, 2005 and 2004, respectively                          374,781         247,157
        Additional paid in capital                                         18,483,110      15,895,945
        Deferred compensation                                                 (63,575)           --
        Accumulated deficit                                               (21,532,027)    (18,351,696)
                                                                         ------------    ------------
            Total shareholders' deficit                                    (2,077,281)     (1,548,164)
                                                                         ------------    ------------
            Total liabilities and shareholders' deficit                  $  1,693,361    $  1,815,505
                                                                         ============    ============

           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004

                                                                          2005            2004
                                                                      ------------    ------------
 Revenue:
         Investment services                                          $  2,291,512    $  2,053,415
         Software services                                                   7,273         105,648
         Corporate                                                          46,798          41,305
                                                                      ------------    ------------
                  Total revenue                                          2,345,583       2,200,368
                                                                      ------------    ------------

 Expenses:
         Investment services                                             1,978,673       1,966,849
         Software services                                               1,353,937         861,556
         General and administrative                                      1,013,452         604,616
         Loss on settlement of liabilities                                  26,458         103,604
         Impairment of goodwill and intangibles                            420,245            --
         Depreciation and amortization                                     612,267         897,645
                                                                      ------------    ------------
                   Total expenses                                        5,405,032       4,434,270
                                                                      ------------    ------------

 Operating loss                                                         (3,059,449)     (2,233,902)

 Interest expense (including $38,490 and $49,881 to related parties
          during 2005 and 2004, respectively)                             (120,882)       (262,735)
                                                                      ------------    ------------

 Net loss                                                             $ (3,180,331)   $ (2,496,637)
                                                                      ============    ============


Basic and diluted net loss per share attributable
         to common shareholders                                       $      (0.10)   $      (0.13)
                                                                      ============    ============

Weighted average common shares outstanding, basic and diluted           31,053,140      19,379,426
                                                                      ============    ============

           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2005 and 2004


                                                                                  Additional
                                     Preferred             Common Stock             Paid In
                                       Stock          Shares         Amount         Capital
                                   ------------    ------------   ------------   ------------
Balances, January 1, 2004          $    685,430       9,960,444   $     99,604   $ 12,764,907

  Preferred stock dividends
    accrued                                --              --             --          (60,789)
  Common stock issued for
    cash                                   --         6,008,178         60,082      1,318,169
  Common stock issued for
    compensation                           --           189,208          1,892         64,502
  Common stock issued for
    services                               --           217,493          2,175         72,959
  Common stock issued for
    directors fees                         --             9,212             92          3,409
  Common stock issued for
    interest                               --            87,967            880         39,237
  Common stock issued as
    payment of dividends                   --            25,277            253         11,577
  Common stock issued to
    settle advances from
    related parties                        --           483,333          4,833        159,501
  Common stock issued for
    Lostview acquisition                   --           750,000          7,500        330,000
  Preferred stock converted into
    common stock                        (25,000)         25,000            250         24,750
  Conversion of bonds to
    common stock                           --         1,107,845         11,078        218,922
  Common stock issued for
    pending issuances                      --         5,851,833         58,518        948,801
  Receipt of asset purchased
    with common stock                      --              --             --             --
  Net loss                                 --              --             --             --
                                   ------------    ------------   ------------   ------------
Balances, December 31, 2004             660,430      24,715,790        247,157     15,895,945
  Preferred stock dividends
    accrued                                --              --             --          (59,439)
  Common stock issued for
    cash                                   --         7,253,386         72,534      1,447,466
  Common Stock warrants
    exercised for cash                     --         1,750,000         17,500        462,500
  Common stock issued for
    compensation                           --           378,350          3,784         74,561
  Common stock issued for
    interest                               --           421,097          4,211         97,933
  Common stock issued for
     directors fees                        --            89,966            900         19,600
  Conversion of bonds to
     common stock                          --           933,333          9,333        130,667
  Common stock issued for
    consulting expenses                    --           115,372          1,154         25,299
  Common stock issued for
    other expenses                         --           540,683          5,407         90,144
  Common stock issued for
    assets                                 --           510,150          5,101        107,734
  Common stock issued for
    Lostview acquisition                   --           750,000          7,500        187,500
  Common stock options exercised           --            20,000            200          3,200

  Net loss                                 --              --             --             --
                                   ------------    ------------   ------------   ------------
Balances, December 31, 2005        $    660,430      37,478,127   $    374,781   $ 18,483,310
                                   ============    ============   ============   ============


                                                      Common
                                                   Stock Issued
                                    Accumulated    For Asset Not    Deferred
                                      Deficit      Yet Received   Compensation       Total
                                   ------------    ------------   ------------   ------------

Balances, January 1, 2004          $(15,855,059)   $    (36,000)  $       --     $ (2,341,118)

  Preferred stock dividends
    accrued                                --              --             --          (60,789)
  Common stock issued for
    cash                                   --              --             --        1,378,251
  Common stock issued for
    compensation                           --              --             --           66,394
  Common stock issued for
    services                               --              --             --           75,134
  Common stock issued for
    directors fees                         --              --             --            3,501
  Common stock issued for
    interest                               --              --             --           40,117
  Common stock issued as
    payment of dividends                   --              --             --           11,830
  Common stock issued to
    settle advances from
    related parties                        --              --             --          164,334
  Common stock issued for
    Lostview acquisition                   --              --             --          337,500
  Preferred stock converted into
    common stock                           --              --             --             --
  Conversion of bonds to
    common stock                           --              --             --          230,000
  Common stock issued for
    pending issuances                      --              --             --        1,007,319
  Receipt of asset purchased
    with common stock                      --            36,000           --           36,000
  Net loss                           (2,496,637)           --             --       (2,496,637)
                                   ------------    ------------   ------------   ------------
Balances, December 31, 2004         (18,351,696)           --             --       (1,548,164)
  Preferred stock dividends
    accrued                                --              --             --          (59,439)
  Common stock issued for
    cash                                   --              --             --        1,520,000
  Common Stock warrants
    exercised for cash                     --              --             --          480,000
  Common stock issued for
    compensation                           --              --          (63,575)        14,770
  Common stock issued for
    interest                               --              --             --          102,144
  Common stock issued for
     directors fees                        --              --             --           20,500
  Conversion of bonds to
     common stock                          --              --             --          140,000
  Common stock issued for
    consulting expenses                    --              --             --           26,453
  Common stock issued for
    other expenses                         --              --             --           95,551
  Common stock issued for
    assets                                 --              --             --          112,835
  Common stock issued for
    Lostview acquisition                   --              --             --          195,000
  Common stock options exercised           --              --             --            3,200

  Net loss                           (3,180,331)           --             --       (3,180,331)
                                   ------------    ------------   ------------   ------------
Balances, December 31, 2005        $(21,532,027)   $       --     $    (63,575)  $ (2,077,281)
                                   ============    ============   ============   ============

          See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years ended December 31, 2005 and 2004

                                                                                  2005           2004
                                                                              -----------    -----------
Cash flows from operating activities:
     Net loss                                                                 $(3,180,331)   $(2,496,637)
     Adjustments to reconcile net loss to net cash used
         in operating activities
              Common stock issued for compensation, services and expenses         157,272        145,029
              Depreciation and amortization                                       612,267        897,645
              Impairment of goodwill and intangibles                              420,245           --
              Amortization of debt discount                                         8,989        100,331
              Amortization of deferred financing fees                               5,774         13,856
              Loss on settlement of liabilities                                    26,458        103,604
     Change in assets and liabilities:
              (Increase) decrease in assets:
                   Accounts receivable                                            (23,957)       (24,614)
                   Prepaid expenses, deposits and other assets                     (5,801)       (24,075)
              Increase (decrease) in liabilities:
                  Accounts payable                                                136,653       (159,133)
                Accrued payroll tax obligation                                    251,079        264,061
                  Accrued expenses and other liabilities                          119,001        171,688
                                                                              -----------    -----------
Net cash used in operating activities                                          (1,472,351)    (1,008,245)
                                                                              -----------    -----------

Cash flows from investing activities:
         Cash acquired in acquisition                                                --            4,446
         Purchase of property and equipment                                       (88,098)       (38,284)
         Capitalization of software development costs                            (178,587)      (221,636)
         Capitalization of deferred acquisition costs                            (553,475)          --
                                                                              -----------    -----------
Net cash used in investing activities                                            (820,160)      (255,474)
                                                                              -----------    -----------

Cash flows from financing activities:
         Proceeds from sale of common stock                                     1,520,000      1,378,251
         Proceeds from exercise of stock warrants                                 480,000           --
         Proceeds from exercise of stock options                                    3,400           --
         Payments on notes payable                                                   --          (12,777)
         Net advances from related parties                                           --           27,667
         Proceeds from convertible bonds                                             --           43,000
         Change in restricted cash                                                (31,000)          --
                                                                              -----------    -----------
Net cash provided by financing activities                                       1,972,400      1,436,141
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents                             (320,111)       172,422
Cash and cash equivalents at beginning of year                                    343,510        171,088
                                                                              -----------    -----------
Cash and cash equivalents at end of year                                      $    23,399    $   343,510
                                                                              ===========    ===========

          See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                 For the Years ended December 31, 2005 and 2004


                                                                                  2005           2004
                                                                              -----------    ----------
Supplemental Disclosure of Cash Flow Information:
         Cash paid for interest                                               $      --      $      --
         Cash paid for income taxes                                           $      --      $      --

Supplemental Disclosure of Non-Cash Information:
         Preferred stock dividend accrued                                     $    59,439    $    60,789
         Preferred stock converted to common stock                                   --           25,000
         Common stock issued as payment of accrued interest                       102,144         40,117
         Common stock issued as payment of accrued dividends                         --           11,830
         Common stock issued for repayment of advances to related parties            --          164,334
         Common stock issued in the LostView acquisition                          195,000        337,500
         Common stock issued for deferred compensation                             63,575           --
         Common stock issued for deposits                                          53,000           --
         Liability accrued for intangible assets to be paid in common stock        47,500           --
         Intangibles acquired through the issuance of common stock                 59,835           --
         Receipt of asset purchased with common stock                                --           36,000
         Conversion of bonds to common stock                                      140,000        230,000
         Common stock issued for pending issuances                                   --        1,007,319









          See accompanying notes to consolidated financial statements

               Rush Financial Technologies, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

Note 1 - Nature of Operations

Rush Financial Technologies, Inc. dba RushTrade Group and Subsidiaries (the "Company"), is a holding company of the financial services and software development companies described below.

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

In February, 2004 the Company acquired LostView Development Corporation ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. The Company performed its annual impairment of goodwill related to LostView during the fourth quarter of 2005 and determined that it was impaired. Additionally, during the fourth quarter of 2005 the Company determined that the intellectual property acquired from LostView was impaired. Accordingly, the Company wrote-off approximately $420,000 of goodwill and intellectual property in 2005.

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

(b) Capitalization of Software Development Costs

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2005 and 2004. As of December 31, 2005 and 2004, the gross total of all capitalized software development costs was $2,726,596 and $2,548,009, respectively. During 2005 and 2004, the Company amortized $400,242 and $692,250 of software cost, respectively, using an estimated useful life of three years. Accumulated amortization of the capitalized software development costs totaled $2,130,630 and $1,730,378 at December 31, 2005 and 2004, respectively. Accumulated amortization of the capitalized software development costs totaled $2,130,630 and $1,730,378 at December 31, 2005 and 2004, respectively. During 2005 and 2004, the Company amortized $400,242 and $692,250 of software cost, respectively, using an estimated useful life of three years.

(c) Goodwill

    Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. The Company recorded goodwill of $200,247 relating to the LostView acquisition in February 2004. An additional $195,000 was recorded in March 2005 when certain conditions were met. The Company accounts for goodwill using SFAS 142 "Goodwill and Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. The Company performed an annual impairment test of goodwill during the fourth quarter of 2005 and determined that the entire goodwill balance of $395,247 was impaired as no future cash flows or other benefits were expected from LostView. Accordingly, an impairment charge related to goodwill of $394,247 was recorded during the year ended December 31, 2005.

(d) Intangibles

    In January 2002, the Company entered into a non-exclusive agreement with NewportX.com, an affiliate of Online Training Academy, ("OTA"), for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for the Company to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002 an alternate method of payment was agreed to by amendment to the original agreement, whereby the Company agreed to pay OTA $2,000 in common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. The Company issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount was recorded as a prepaid asset as the Company issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts were received and certified, the Company reclassified these amounts to an intangible asset. As of December 31, 2004, all 150 of the trader accounts were delivered and certified and $300,000 was reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the years ended December 31, 2005 and 2004 was $100,000 and $97,000, respectively. At December 31, 2005 and 2004, accumulated amortization of this intangible totaled $247,500 and $147,500, respectively.

    Under the agreement with OTA the Company received 82 trader accounts in excess of the initial 150 accounts. During the second quarter of 2005, as payment for these trader accounts, the Company issued 260,150 shares of restricted common stock with an estimated fair market value of approximately $59,835, based on the fair value of the stock on the date of issuance which has been classified as an intangible asset and is being amortized over three years, the estimated life of the trader accounts. Amortization related to this intangible for the year ended December 31, 2005 was $14,958.

    On April 25, 2005, the Company entered into a non-exclusive agreement with OTA, for referral of active online traders effectively replacing and updating the previous agreement. The initial term of the agreement is for one year renewable year to year and cancelable by either party after the initial term with six months notice. The agreement calls for the Company to pay to NewportX.com $1,000 in cash or $1,250 in stock on a monthly basis for any traders referred by OTA for which RushTrade agrees to open an account. Additionally, RushTrade agrees to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. As an alternate method of payment, RushTrade may sponsor OTA marketing efforts and any traders from the succeeding monthly class shall be deemed to be paid for. During the second quarter of 2005 the Company issued 100,000 shares of stock as a deposit for future traders to be received and certified. These shares were valued at $23,000 based on the fair value of the stock on the date of issuance. During the year ended December 31, 2005, the Company received 38 trader accounts under this agreement. As a result, the Company certified and capitalized $47,500 of referrals as an intangible asset that will be amortized over a three year period, the estimated life of the trader accounts. Amortization expense for these intangibles amounted to $9,197 for the year ended December 31, 2005.

    In February 2004, the Company completed the acquisition of LostView. The assets acquired included $113,453 of intangible assets, other than goodwill. Of the $113,453 of intangible assets, $50,000 was assigned to intellectual property subject to amortization over 3 years and $63,453 was assigned to employment agreements subject to amortization over 1 year (the term of the employment agreements). Amortization expense related to these intangibles was $28,361 and $60,090 for the years ending December 31, 2005 and 2004, respectively. The remaining intellectual property asset valued at $24,998 was determined to be impaired at the end of 2005 and was written off.

    The aggregate estimated future amortization expense for intangible assets remaining at December 31, 2005 is as follows:

                             YEAR      AMORTIZATION
                           -------------------------
                             2006      $     88,273
                             2007            35,772
                             2008            11,636
                           --------    ------------
                             Total     $    135,681
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

    The Company has restricted cash consisting of escrowed funds from employees. These funds are earmarked for the purchase of stock and warrants and the proceeds will be used as consideration for a potential acquisition.

(g) Revenue Recognition

    Investment services revenues consist of commission revenue, other brokerage related revenue, user fees and interest income. Commission revenue and related expenses on securities transactions are recorded on a trade date basis. Other brokerage related revenue consists of fees and rebates when orders are routed through exchanges and ECNs and are recorded on a trade date basis as security transactions occur. User fees are charges for the use of the Company's software execution platform. Revenues from user fees are recognized on a monthly basis as services are provided to account holders. Interest income consists primarily of the Company's portion of the income generated by charges to customers on margin balances and customer cash held and invested by the Company's clearing firm, offset by interest paid to customers on their credit balances. Interest is recorded at calendar month end on settled balances.

(h) Deferred Acquisition Costs

    Deferred costs associated with acquisitions are deferred and included in the purchase price allocation upon consummation of the transaction.

(i) Accounts Receivable

    Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2005 management believes that all accounts receivable are fully collectible, therefore, no allowance for doubtful accounts has been provided.

(j) Advertising

    Costs associated with advertising and promoting products are expensed as incurred. Advertising expense was approximately $ 314,000 and $239,000 in 2005 and 2004, respectively.

(k) Property and Equipment

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

(l) Income Taxes

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

(m) Net Loss per Share

    Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Common stock equivalents representing convertible bonds, convertible notes, convertible preferred stock, options and warrants totaling 18,442,672 and 13,687,197 at December 31, 2005 and 2004, respectively, were not included in the computation of diluted net loss per share as they were antidilutive.

    The following table reconciles the net loss attributable to common shareholders and weighted average common shares outstanding used in the calculation of basic and diluted net loss per share for the years ended December 31, 2005 and 2004:
                                                  Year ended December 31,
                                               ----------------------------
                 Net Loss                          2005            2004
--------------------------------------------   ------------    ------------
Net loss                                       $ (3,180,331)   $ (2,496,637)
Dividends on preferred stock                        (59,439)        (60,789)
                                               ------------    ------------
Net loss applicable to common shareholders     $ (3,239,770)   $ (2,557,426)
                                               ============    ============
Basic and diluted weighted average
    common shares outstanding                    31,053,140      19,379,426
                                               ============    ============
Net loss per common share, basic and diluted   $      (0.10)   $      (0.13)
                                               ============    ============

(n) Stock-Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation cost for stock options granted to employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price of the stock option. The Company did not record compensation expense related to the issuance of stock options during the years ended December 31, 2005 and 2004 because all options were issued with exercise prices at or above fair market value. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," ("SFAS 148") net loss and net loss per share would have been increased as indicated below:
                                           Year Ended          Year Ended
                                       December 31, 2005   December 31, 2004
                                       -----------------   -----------------
  Net loss attributable to
       common shareholders,
       as reported                     $      (3,239,770)   $      (2,557,426)
  Add: Stock-based employee
       compensation expense included
       in reported net loss                         --                   --
  Deduct: Stock-based employee
       compensation expense
       determined under fair value
       based method                              (31,032)            (164,703)
                                       -----------------    -----------------
  Pro forma net loss attributal
       to common shareholders          $      (3,270,802)   $      (2,722,129)
                                       =================    =================
  Net loss per share attributable
       to common shareholders
       Basic and diluted:
       As reported                     $           (0.10)   $           (0.13)
                                       =================    =================
       Pro forma                       $           (0.11)   $           (0.14)
                                       =================    =================

    For the purposes of the pro forma net loss, stock based employee compensation is recognized over the stock options vesting period.

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

    In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under the modified prospective method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No amendments to prior periods presented are permitted under the modified prospective method. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss disclosed above.

(o) Fair Value of Financial Instruments

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

(q) Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to current year classifications.

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2005, the Company's current liabilities exceeded its current assets by $3,173,135 and the Company incurred a net loss of $3,180,331 in 2005 and $2,496,637 in 2004. Additionally, the Company used cash from operations of $1,472,351 in 2005 and $1,008,245 in 2004. The Company also has unpaid payroll tax obligations of approximately $694,000, past due convertible notes payable totaling $351,667 and a significant amount of past due trade payables at December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken several steps to increase cash through the use of borrowings and equity. During 2005 the Company raised approximately $2,000,000 from the sale of common stock through private placements and the exercise of warrants. During 2004 the Company raised approximately $1,378,000 from the sale of common stock through private placements and $43,000 through a 12% Senior Secured Convertible Bond Offering ("the Bonds").

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

Note 4 - Risks and Uncertainties

In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to off-balance-sheet credit risk in the event RushTrade's customers are unable to fulfill their contractual obligations.

Many of RushTrade's customer accounts are margin accounts. In margin transactions, RushTrade may be obligated for credit extended to its customers by its clearing broker that is collateralized by cash and securities in the customers' accounts with the clearing broker. In connection with securities activities, RushTrade also executes customer transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and RushTrade's and its clearing broker's internal policies. In all cases, such transactions may expose the Company to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, RushTrade may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers' obligations.

RushTrade seeks to control the risks associated with its customers' activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of RushTrade's clearing broker. RushTrade and its clearing broker monitors required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary. At December 31, 2005, management of the Company had not been notified by the clearing broker, nor were they otherwise aware, of any potential losses relating to this indemnification.

RushTrade provides guarantees to its clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to meet shortfalls. RushTrade's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the possibility of RushTrade being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

Note 5 - Related Party Transactions

During 2002, the Company issued convertible notes to two directors of the Company totaling $318,333. One director with notes totaling $133,333 retired from the board in January 2004 and the other with notes totaling $185,000 retired in June 2005. All of the notes remained unpaid at December 31, 2005. See additional discussion in Note 16.

During the year ended December 31, 2003, the Company received advances from related parties totaling $100,000. The advances are non-interest bearing and unsecured. $65,000 of the advances was received from relatives of the Chief Executive Officer and $35,000 was received from an entity controlled by a member of the Board of Directors. During 2003 the Company repaid $30,000 of the advances and $15,000 was converted into the Bonds. At December 31, 2003, the Bonds were elected to be converted into common stock. The stock was issued in the first quarter of 2004. Of the outstanding advances of $55,000 at December 31, 2003, $35,000 was settled through the issuance of 233,333 shares of common stock during the first quarter of 2004 having a fair market value on the date of issuance of $116,667. The Company recorded a loss of $81,667 for the settlement of this liability. An additional advance of approximately $30,000 was received from a relative of the Chief Executive Officer in 2004. The additional advance of $30,000 and the remaining advance of $20,000 from 2003 were repaid during 2004 by the issuance of 250,000 shares of common stock having a fair market value of $50,000 on the date of issuance.

Note 6 - Industry Segment Information

The Company's segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RushTrade offers broker/dealer services. RSC and Rushmore Agency's operations, for the most part inactive, have been included in Corporate. The software services segment is comprised of RushGroup Technologies, Inc., which offers licensing of the RushTrade direct access software and other arrangements and is expected to generate a significant stream of revenue and LostView. There is ongoing development activity on the software to enhance its use to outside entities; however, the Company has received only minimal revenue to date related to the Software Services segment.

The assets of the parent company, Rush Financial Technologies, Inc., are used to support the operations of the two primary operating divisions. The expenses of the parent company are included in general and administrative expenses.

The following summarizes the Company's industry segment data of identifiable assets, capital expenditures and depreciation and amortization:

                                                     December 31,
                                            -----------------------------
              Identifiable Assets                2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $     194,191   $     409,026
        Software Services                         648,667       1,105,008
        Corporate                                 850,503         301,471
                                            -------------   -------------
                      Total                 $   1,693,361   $   1,815,505
                                            =============   =============

                                                Year Ended December 31,
                                            -----------------------------
              Capital Expenditures               2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $         728   $       8,303
        Software Services                         183,267         221,636
        Corporate                                  82,690          29,981
                                            -------------   -------------
                      Total                 $     266,685   $     259,920
                                            =============   =============

                                                Year Ended December 31,
                 Depreciation and           -----------------------------
                   Amortization                  2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $       1,443   $     119,724
        Software Services                         437,854         752,340
        Corporate                                 172,970          25,581
                                            -------------   -------------
                      Total                 $     612,267   $     897,645
                                            =============   =============

                                                Year Ended December 31,
             Impairment of Goodwill         -----------------------------
                and Intangibles                 2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $        --     $        --
        Software Services                         420,245            --
        Corporate                                    --              --
                                            -------------   -------------
                      Total                 $     420,245   $        --
                                            =============   =============


The following summarizes the Company's industry segment operating data for the periods indicated:

                                                Year Ended December 31,
                                            -----------------------------
                     Revenue                     2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $   2,291,512   $   2,053,415
        Software Services                           7,273         105,648
        Corporate                                  46,798          41,305
                                            -------------   -------------
                      Total                 $   2,345,583   $   2,200,368
                                            =============   =============

                                                Year Ended December 31,
                                            -----------------------------
                 Interest Expense                2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $          17   $        --
        Software Services                             488            --
        Corporate                                 120,377         262,735
                                            -------------   -------------
                      Total                 $     120,882   $     262,735
                                            =============   =============

                                                Year Ended December 31,
                                            -----------------------------
                  Net Income (Loss)               2005            2004
        ---------------------------------   -------------   -------------
        Investment Services                 $      19,614   $     (24,724)
        Software Services                      (1,925,452)     (1,514,409)
        Corporate                              (1,274,493)       (957,504)
                                            -------------   -------------
                      Total                 $  (3,180,331)  $  (2,496,637)
                                            =============   =============

Note 7 - Acquisition

In February, 2004 the Company acquired LostView Development Corporation ("LostView"). LostView is a financial technology and web development company providing professional software development services for online trading and document management systems. By utilizing LostView's resources, the Company expected to increase the software development capabilities and accelerate the Company's options trading development and better positioned us to quickly add new product enhancements, and gain additional levels of redundancy and fault tolerance for our products and services. Under the terms of the acquisition agreement 750,000 shares of the Company's restricted common stock were issued, in exchange for 100% of LostView's outstanding common stock and intellectual property assets with another 750,000 shares issued on March 2, 2005 when LostView was able to fulfill all of the requirements of the purchase agreement.

The consideration for the purchase of LostView has been valued at $532,500, based on the fair value of the stock issued on February 27, 2004 and March 2, 2005. The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of LostView have been recorded at their estimated fair value and the results of operations have been included in the consolidated results of operations from the date of acquisition. The excess purchase price over the fair value of the tangible and identifiable intangible assets acquired in the acquisition totaled $395,247 and was allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. Per SFAS 142, goodwill is reviewed periodically for impairment. In December 2005, the $395,247 of goodwill was deemed impaired and written-off.

The fair value of assets and liabilities acquired consisted of:

                     Cash                     $     4,446
                     Accounts receivable           12,612
                     Property and equipment         8,733
                     Goodwill                     395,247
                     Employment agreements         63,453
                     Intellectual property         50,000
                     Accounts payable              (1,991)
                                              -----------

                     Total purchase price     $   532,500
                                              ===========

Unaudited Pro-forma Results

The following unaudited pro-forma consolidated results of operations for the year ended December 31, 2004 assumes that the acquisition had occurred on January 1, 2004:

                                                           Year Ended
                                                          December 31,
                                                              2004
                                                          ------------
        Revenues                                          $  2,381,189
                                                          ============

        Net loss attributed to common shareholders        $ (2,464,750)
                                                          ============
        Net loss per share attributed to common
               shareholders, basic and diluted            $      (0.13)
                                                          ============
        Weighted average common shares outstanding,
               basic and diluted                            19,496,549
                                                          ============

Note 8 - Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 under the Securities Exchange Act of 1934, RushTrade is required to maintain a minimum net capital, as defined under such provisions. Net capital and the related net capital ratio may fluctuate on a daily basis.

At December 31, 2005 and 2004, RushTrade had net capital of $67,637 and $36,295, respectively, with a net capital requirement of $5,843 and $5,000, respectively. RushTrade's ratio of aggregate indebtedness to net capital was 1.17 to 1 and
4.34 to 1 at December 31, 2005 and 2004, respectively. The Securities and Exchange Commission ("SEC") permits a ratio of no greater than 15 to 1.

Note 9 - Property and Equipment

The principal categories of property and equipment at December 31, 2005 and 2004 are summarized as follows:

                     Description                       2005           2004
  ----------------------------------------------   -----------    -----------
  Purchased software                               $    77,085    $    78,729
  Computer equipment                                   241,490        175,390
  Office furniture and fixtures                        143,978        122,403
  Leasehold improvements                                46,728         46,728
                                                   -----------    -----------
                                                       509,281        423,250
  Less accumulated depreciation and amortization      (400,550)      (343,123)
                                                   -----------    -----------
        Total                                      $   108,731    $    80,127
                                                   ===========    ===========

Total depreciation of property and equipment amounted to $57,427 and $48,305 in 2005 and 2004, respectively.

Note 10 - Common Stock

In January 2004 the Company's shareholders approved an increase in the number of authorized shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued 5,851,833 shares of common stock related to the conversion of the Bonds, accrued interest and dividends.

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

During 2005, the Company sold 7,253,386 shares of common stock and warrants in private placements for proceeds of $1,520,000. The exercise price of each warrant issued was the same as the per share price of the originating stock sale. Each warrant expires either 4 or 5 years from the origination date. Holders of $140,000 of the bonds converted into 933,333 shares of common stock and employees elected to exercise stock options resulting in the issuance of 20,000 shares of common stock and proceeds of $3,400.

During 2005, common stock was issued as consideration for certain obligations of the Company. The Company exchanged 378,350 shares of common stock to certain employees as compensation totaling $78,345. 345,000 of these shares vest ratibly over two years on a quartely basis. Accordingly, deferred compensation of $63,575 has been recorded for the value of the unvested shares. Additionally, 89,966 shares of common stock were issued for Directors fees of $20,500. A liability of $75,686 representing interest payable to the holders of the Company's convertible notes was paid in exchange for 421,097 shares of common stock with a fair market value of $102,144 on the date of issue, 115,372 shares of common stock were exchanged as payment for $26,453 of consulting expenses and 1,050,883 shares of common stock were issued as payment for $208,387 of other miscellaneous expenses and for acquisition of an asset.

During 2005, a total of 1,750,000 warrants were exercised at an average per share price of $0.27 for proceeds of $480,000. The Company issued 750,000 shares of common stock as the final payment of $195,000 due to the sellers of LostView.

Note 11 - Preferred Stock

The Company has authorized 838,792 shares of Preferred Stock, par value $10 per share, which may be issued in series or classes as determined by the Board of Directors from time to time. There are five classes of Preferred Stock outstanding at December 31, 2005 and 2004 totaling 66,043 shares. The classes of preferred stock are as follows:

The Company has a 9% Cumulative Preferred Stock ("9% Preferred") with 25,000 shares authorized and 2,000 shares outstanding at December 31, 2005 and 2004. The 9% Preferred has a par value of $10 per share, and the Company will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the 9% Preferred dividend has been unpaid. $6,300 and $4,500 in dividends were in arrears at December 31, 2005 and 2004, respectively on the 9% Preferred. Shares of the 9% Preferred have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the 9% Preferred are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The 9% Preferred is not convertible into the Company's Common Stock. The 9% Preferred calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Stockholders of the 9% Preferred have entered into an agreement with the Company to waive this requirement.

The Company has a Series A Cumulative Preferred Stock ("Series A") with 13,792 shares authorized and 12,063 shares outstanding at December 31, 2005 and 2004. The Series A has a par value of $10 per share, and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series A dividend has been unpaid. $37,196 and $26,340 in dividends were in arrears at December 31, 2005 and 2004, respectively on the Series A. Shares of the Series A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series A is not convertible into Common Stock.

The Company has a Series B Convertible Preferred Stock ("Series B") with 400,000 shares authorized and 9,520 shares outstanding at December 31, 2005 and 2004. The Series B has a par value of $10 per share, and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series B dividend has been unpaid. $29,988 and $21,420 in dividends were in arrears at December 31, 2005 and 2004, respectively on the Series B. Shares of the Series B have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series B are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series B is convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. The conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion.

The Company has a Series C Convertible Preferred Stock ("Series C") with 300,000 shares authorized and 37,960 shares outstanding at December 31, 2005 and 2004. The Series C has a par value of $10 per share and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series C dividend has been unpaid. $120,748 and $86,584 in dividends were in arrears at December 31, 2005 and 2004, respectively on the Series C. Shares of the Series C have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series C are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series C is convertible into Common Stock at a rate of $1.00 per share.

The Company has a Series 2002A Convertible Preferred Stock ("Series 2002A") with 100,000 shares authorized and 4,500 shares outstanding at December 31, 2005 and 2004. The Series 2002A has a par value of $10 per share and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available, plus interest at the 9% dividend rate. No dividends will be payable on Common Stock if any payment of the Series 2002A dividend has been unpaid. $15,670 and $11,620 in dividends were in arrears at December 31, 2005 and 2004, respectively on the Series 2002A. Shares of the Series 2002A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series 2002A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series 2002A is convertible into Common Stock at a rate of $0.25 per share.

During 2005, the Company created a new series of Preferred Stock designated as Series E Convertible Preferred Stock ("Series E") with 35,000 shares authorized and 0 shares outstanding at December 31, 2005. The Series E has a par value of $10 per share and will be issued at $1,000 per share. Shares of the Series E have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series E are entitled to receive a payment in the amount of $10 per share or the purchase price, whichever is greater in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series E is convertible into Common Stock at a rate of 6,667 shares of common stock per share of Series E and will automatically convert into the Company's common shares upon the completion of the planned acquisition and the amendment of the Company's articles of incorporation authorizing additional shares for the conversion.

Total Preferred Stock dividends in arrears at December 31, 2005 and 2004, respectively were $209,902 and $150,464.

Note 12 - Commitments and Contingencies

(a) Leases

    The Company leases its offices under an operating lease that expires in 2006. Future minimum lease payments are as follows:

                     Year Ending         Future Minimum
                     December 31,        Lease Payments
                   ----------------    -------------------
                         2006             $     21,082

    Rent expense under these operating leases was approximately $125,000 and $108,000 in 2005 and 2004, respectively, and is included in general and administrative expenses.

(b) Litigation

    The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations and financial condition of the Company if the Company is unsuccessful in defending against the actions.

    On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. The Company disputes the amount of the claims and plans to vigorously defend itself in this matter. At December 31, 2005 and 2004, the Company estimates its liability for this claim to be approximately $11,000, and accordingly has recorded a liability for this amount. The Company is in the early stages of discovery and a trial setting has been postponed until early 2007.

    RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at December 31, 2005 and 2004 to account for a possible NASD fine. This amount is management's best estimate of the ultimate liability to RSC.

    On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore. The former representatives are claiming $178,288 in commissions. At December 31, 2003 RSC estimated its liability to be $43,000 and recorded an accrual for this amount. In 2004 RSC negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the sum of $129,425. The entire liability of $129,425 has been accrued at December 31, 2005 and 2004.

Note 13 - Income Taxes

Deferred income taxes are comprised of the following at December 31, 2005 and 2004:

 Deferred income tax assets:                           2005           2004
                                                   -----------    -----------
      Accounts receivable                          $     7,235    $    25,844
      Accrued liabilities                               79,366         99,557
      Property and equipment                            38,103         38,103
      Net operating loss carryforward                4,732,471      3,925,867
                                                   -----------    -----------
           Gross deferred income tax assets          4,857,175      4,089,371

      Valuation allowance                           (4,857,175)    (4,089,371)
                                                   -----------    -----------

           Deferred income tax assets              $      --      $      --
                                                   ===========    ===========

The income tax expense differs from the statutory expense as follows:

                                                       2005           2004
                                                   -----------    -----------
 Computed "expected" federal income tax benefit    $(1,081,313)   $  (848,857)
      Meals & entertainment                              2,194          1,196
      Penalties                                         49,086           --
      Stock compensation                                53,472         49,310
      Non-cash interest expense                           --           88,134
      Other permanent differences                      208,757         39,326
      Change in valuation allowance                    767,804        670,891
                                                   -----------    -----------

 Reported income tax expense                       $      --      $      --
                                                   ===========    ===========

The Company has net operating losses of approximately $13,900,000, which may be used to offset future taxable income. A portion of the Company's net operating losses may be subject to limitations due to changes in ownership. These loss carryforwards expire at various dates through 2025. The Company has recorded a valuation allowance to offset all deferred tax assets, as the ultimate realization of such assets is uncertain.

Note 14 - Stock Options

The Company has a 1997 Stock Option Plan (the "1997 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2005 and 2004, there were a total of 318,182 and 388,310 options, respectively, outstanding under the 1997 Stock Option Plan. Of the original 500,000 shares available under the plan, 148,903 options remain available for issue.

The Company also has a 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2005 and 2004, there were a total of 438,040 and 500,000 options, respectively, outstanding under the 2000 Stock Option Plan and 51,960 remain available for issue.

The Company also has a 2002 Stock Option Plan (the "2002 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2002 Option Plan covers, in the aggregate, a maximum of 1,000,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2002 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At December 31, 2005 and 2004, there were a total of 985,000 and 995,000 options, respectively, outstanding under the 2002 Stock Option Plan, and 15,000 remain available for issue.

On December 15, 2004 a Long-Term Incentive Plan ("LTIP") was approved by the Board of Directors and ratified by the shareholders at the Company's Annual Shareholders' Meeting in 2005 to provide certain incentives to certain employees, directors, consultants, and advisors of the Company and its subsidiaries subject to approval by shareholders. The LTIP provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock-based plan for the directors, officers or employees of the Company. At December 31, 2005 and 2004, there were a total of 1,126,381 and 235,000 options, respectively, outstanding under the LTIP and 880,210 remaining available for issue.

Stock option activity during the periods indicated is as follows:

                          Employee Stock Option Plans
           -------------------------------------------------------
                                                         Weighted
                                                          Average
                                                         Exercise
                                             Options       Price
            -----------------------------------------   ----------
            Balance at January 1, 2004      1,944,559   $     0.39
            Granted                           285,000         0.28
            Exercised                               -            -
            Forfeited                        (111,249)        0.51
                                           ----------   ----------
            Balance at December 31, 2004    2,118,310   $     0.37


            Granted                           971,381         0.24
            Exercised                         (20,000)        0.27
            Forfeited                        (202,088)        1.19
                                           ----------   ---------
            Balance at December 31, 2005    2,867,603   $     0.27
                                           ==========   ==========

The following table summarizes information about employee stock option plans at December 31, 2005:

                            Options Outstanding            Options Exercisable
                    ----------------------------------   ----------------------
                                   Weighted
                                   Average
                                  Remaining   Weighted                 Weighted
                                   Contract    Average                  Average
    Range of           Number        Life     Exercise      Number     Exercise
 Exercise Prices    Outstanding    (Years)      Price    Exercisable     Price
-----------------   -----------   ---------   --------   -----------   --------
$ 0.05  -  $ 0.56     2,686,381      3.41      $ 0.20      1,773,695    $ 0.17
  1.00  -    1.92       161,222      0.99        1.17        161,222      1.17
  2.47  -    2.50        20,000      2.18        2.50         20,000      2.50
                    -----------   ---------   --------   -----------   --------
 Total                2,867,603      3.25      $ 0.27      1,954,917    $ 0.27
                    ===========                          ===========

The per-share weighted-average grant date fair value of all stock options granted to employees during 2005 and 2004 was $0.18 and $0.25, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: 2005 - expected volatility ranging from 109% - 113%, no dividend yield, risk-free interest rate ranging from 3.96% - 4.58% and an expected life of five years, 2004 - expected volatility of 123%, no dividend yield, risk-free interest rate of 3.50% and an expected life of five years.

Note 15 - Federal Payroll Tax Obligation

The Company has an estimated federal and state payroll tax obligation of $693,776 and $442,697 at December 31, 2005 and 2004, respectively. The Company has estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and fourth quarters of 2003, all four quarters of 2004 and the fourth quarter of 2005, in addition to an estimated accrual for interest and penalties. There is no obligation for the first, second or third quarters of 2005, as these taxes have been submitted.

Note 16 - Convertible Notes Payable

On March 26, 2002 and March 28, 2002, the Company issued two unsecured convertible notes, each for $100,000. The note issued on March 28, 2002 was issued to a related party. These notes bear interest at 9% per annum which is payable quarterly beginning July 15, 2002. The principal balance and any unpaid accrued interest were due and payable in a single installment on April 1, 2005. The Company is in discussion with the holders to extend the maturity for one year and pay the accrued interest in the Company's common stock. The holder of one the $100,000 notes renewed the note for one year through April 2006. The holders of the notes have the option at any time until the maturity date to convert all or any portion of the principal amount of the notes into shares of common stock at the conversion price of $0.25 per share or the Company's average closing price for ten consecutive trading days prior to the end of each calendar quarter, whichever is greater. The Company calculated the value of the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and determined that the conversion feature of these notes is not beneficial.

On May 10, 2002, the Company issued two unsecured convertible notes, one for $66,667 and one to a related party for $33,333. These notes bear interest at 9% per annum that is payable in quarterly installments beginning October 15, 2002. The accrued interest may be paid quarterly at the option of the Company in either cash or in the Company's common stock at the rate of $0.25 per share or the Company's average closing price for 10 consecutive trading days prior to the end of each calendar quarter, whichever is lower, but in no event less than $0.175 per share. The principal balance and any unpaid accrued interest were due and payable on April 1, 2005. The Company is in discussion with the holders to extend the maturity for one year and pay the accrued interest in the Company's common stock. The holder of the $33,333 note renewed the note for one year through April 2006. The holder of the notes has the option, at any time after August 15, 2002 until the maturity date, to convert all or any portion of the principal amount of this note into shares of common stock at the conversion price equal to the lesser of $0.25 per share of common stock or the average closing price of the common stock on its principal trading market for the 30 trading days preceding the notice of conversion, but in no event less than $0.175 per share. The Company has calculated the value of the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $14,000 as debt discount. This debt discount was amortized as interest expense over the three-year term of the notes. During 2005 and 2004, the Company has recorded approximately $2,275 and $4,544, respectively, of interest expense related to the amortization of the debt discount.

On October 16, 2002 and November 11, 2002 the Company issued unsecured convertible notes to a related party for $120,000 and $65,000, respectively that bear interest at 7% per annum. Principal and accrued interest are due upon the earlier of six months from the date of the note or the Company's receipt of proceeds of at least $2,000,000 from a debt offering. Additionally, in connection with the November 11, 2002 note, the Company issued to the holder of the note warrants to acquire 500,000 shares of common stock at an exercise price of $0.15 per share, which expire on November 11, 2007. Both of these notes are past due and the Company is in discussions with the holder on repayment or conversion into an equity instrument. The Company has recorded a debt discount of approximately $22,000 relating to the issuance of the warrants. This amount represents the fair value of the warrants, which was determined by using the Black-Scholes pricing model. In accordance with EITF 98-5 and EITF 00-27, the Company is amortizing the debt discount as interest expense over the six-month term of the note. The debt discount was fully amortized by December 31, 2003.

Note 17 - Convertible Bonds Payable

During 2004 the Company issued 12% Senior Secured Convertible Bonds (the "Bonds") for proceeds of $43,000. Prior to January 1, 2004 the Company had issued $1,457,000 of the Bonds. The Bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. Principal and interest will be repaid on or before December 27, 2007, if not converted prior. The Company may force conversion of the Bonds if the stock trades above $2.00 per share on 10 consecutive trading days. The Bonds are secured by the RushTrade software, trade names, websites, customer accounts and other assets. The Company calculated the value of the beneficial conversion feature embedded in the Bonds issued prior to January 1, 2004 in accordance with EITF 98-5 and EITF 00-27, and recorded $485,175 as a debt discount. The debt discount is being amortized as interest expense over the term of the Bonds. Interest expense related to the amortization of the debt discount for the years ended December 31, 2005 and 2004 was $6,714 and $86,734, respectively.

During 2003, holders of $785,000 of the Bonds elected to convert into 5,222,915 shares of the Company's common stock. The Company did not have an adequate number of shares available to issue these shares to the holders of the Bonds and as a result recorded pending stock issuances of $785,000 as a current liability. During 2004 the shareholders approved an increase in the number of outstanding shares from 10,000,000 to 50,000,000 and accordingly, in March 2004, the Company issued the common stock related to the conversion of the Bonds.

During 2004, holders of $230,000 of the Bonds elected to convert into 1,107,845 shares of the Company's common stock.

During 2005, a holder of $140,000 of the Bonds elected to convert into 933,333 shares of the Company's common stock.

At December 31, 2005 and 2004 Bonds payable totaled $330,799 and $464,085, respectively, net of debt discount.

Note 18 - Liabilities Acquired in 2001 Acquisition

In January 2001, the Company acquired several of the companies formerly part of the Northstar financial group of companies. As part of this acquisition, the Company acquired certain assets and liabilities of Dominion Institutional Services Corporation. The liabilities, consisting of mostly trade accounts payable, due when the Company assumed the liabilities, totaled $332,098 at December 31, 2005 and 2004.

Note 19 - Loss on Settlement of Liabilities

During 2004 certain holders of Bonds elected to convert their Bonds into the Company's common stock. To settle accrued interest and dividends totaling $30,010 relating to the Bonds, the Company agreed to issue the holders common stock at a rate equal to their conversion price. Since the fair value of the Company's common stock was greater than the conversion price on the date of issuance, a loss was recorded related to the interest and dividends settled for common stock for the difference totaling $21,937. Additionally, to settle advances from related parties of $82,667, the Company issued 483,333 shares of common stock valued at $164,334 using the fair value of the Company's stock on the date of issuance and recorded the difference of $81,667 as a loss. The Company's total loss on settlement of liabilities during 2004 was $103,604, which is presented in the accompanying consolidated statement of operations as "Loss on settlement of liabilities."

During 2005, the Company issued common stock valued at $102,144 as payment of $75,686 of accrued interest. The Company recorded a loss on the settlement of liabilities of $26,458 for the difference between the fair value of the common stock issued and the amount of the interest obligation.

Note 20 - Subsequent Events

On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC, , Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. Rush has raised $29 million, which is held in escrow, and will apply the proceeds thereof for the issuance of Series E Convertible Preferred Stock and warrants to purchase the Company's common stock to finance the purchase at the closing of the acquisition. The Series E preferred will be converted into 6,667 shares of common stock per $1,000 face value of preferred following the closing of the Purchase and the amendment of Rush's articles of incorporation to increase the number of authorized shares of common stock. The warrants provide for the purchase of one share of the Company's common stock at $.030 per share for 3,333 shares of common stock issued under each share of Series E. The purchase price of the acquisition is approximately $25,000,000, and additional funds will be applied to transaction costs and working capital. The completion of the Purchase is subject to approval from the National Association of Securities Dealers, Inc. and various other regulatory authorities. The Purchase will be accounted for as a business combination and is expected to be completed in the next 30 days.

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

Changes in Internal Control Over Financial Reporting.

         During the fiscal quarter ended December 31, 2005, there were no changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting. However, we have made, and are continuing to make, changes in our Internal Control over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are preparing for the implementation of a uniform consolidated accounting system at all of our business units. We will also hire an outside firm, not affiliated with our independent auditors, to complete an objective review of our Internal Control over Financial Reporting and provide recommendations for continued improvement of financial processes and controls, in preparation for Sarbanes-Oxley compliance testing.

Evaluation of Disclosure Controls and Procedures.

         The Company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2005. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

Item 8B. Other Information

None.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

         The sections entitled "Directors and Executive Officers" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2006, sets forth certain information with respect to the directors and executive officers of the Company.

Item 10.  Executive Compensation

         The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2006, sets forth certain information with respect to the compensation of management of the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

         The section entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2006, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

Item 12.  Certain Relationships and Related Transactions

      The section entitled "Certain Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2006, sets forth certain information with respect to these matters.

Item 13.  Exhibits

    #    2.1      Membership Interest Purchase Agreement dated March 30, 2006
    **   3.1      Articles of Incorporation, as amended
    **   3.2      Bylaws
    **   4.1      Specimen certificate for shares of Common Stock of the Company
    **   4.2      Specimen certificate for shares of Preferred Stock of the
                  Company
    **   10.1.1   Employment Agreement with D. M. Moore, Jr.
    **   10.6.2   Overhead Services Agreement
    *    10.22    LostView Purchase Agreement
    #    10.23    Stock Purchase Agreement
    *    14.1     Code of Business Conduct and Ethics
    +    21.1     Subsidiaries of the Registrant
    +    31(i)    Certification of Chief Executive Officer
    +    31(ii)   Certification of Chief Financial Officer
    +    32(i)    Section 906 Certification of Chief Executive Officer
    +    32(ii)   Section 906 Certification of Chief Financial Officer

 +     Filed herewith
 *     Filed as Exhibits to Registrant's Form 10-KSB dated April 15, 2004.
 ** Filed as Exhibits to Registrant's Form SB-2 registration statement, file no 333-42225, and incorporated herein by reference.
 #     Filed as Exhibits to registrant's Form 8-K filed on April 3, 2006.

Item 14.  Principal Accountant Fees and Services

         On June 15, 2005, the Company's stockholders ratified the Board of Directors' appointment of KBA Group LLP to serve as the Company's independent auditors for the years ending December 31, 2005 and 2004.

         The following table sets forth the fees billed to the Company by KBA Group LLP for the years ending December 31, 2005 and 2004. Fees for audit services provided by KBA Group LLP include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-QSB and review of the registration statements.

                                                  2005        2004
                                               ---------   ---------
                                                  KBA         KBA
                                               Group LLP   Group LLP
                                               ---------   ---------
          Audit fees                           $  98,270   $ 110,993
          Audit related fees                      24,305      28,350
                                               ---------   ---------
          Total audit and audit related fees     122,575   $ 139,343
          Tax fees                                  --          --
          All other fees                            --          --
                                               ---------   ---------
          Total                                $ 122,575   $ 139,343


         Audit related fees in 2004 represent fees billed in connection with filing a registration statement. Audit related fees in 2005 represent fees billed for work performed in connection with a potential acquisition and for filing a registration statement.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rush Financial Technologies, Inc.



April 17, 2006                      By: /s/ D.M. (Rusty) Moore, Jr.
                                    ----------------------------------------
                                    D.M. (Rusty) Moore, Jr., President and
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 17, 2006                      /s/ Randy Rutledge
                                    --------------------------------------------
                                    Randy Rutledge, Chief Financial Officer and
                                    Secretary
                                    (Principal Financial and Accounting Officer)


April 17, 2006                      /s/ Charles B. Brewer
                                    --------------------------------------------
                                    Charles B. Brewer, Director


April 17, 2006                      /s/ Russell N. Crawford
                                    --------------------------------------------
                                    Russell N. Crawford, Director


April 17, 2006                      /s/ Gayle C. Tinsley
                                    --------------------------------------------
                                    Gayle C. Tinsley, Director


April 17, 2006                      /s/ Stephen B. Watson
                                    --------------------------------------------
                                    Stephen B. Watson, Director