Form 10KSB/A
period 2005-12-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2006-05-01
CIK 884892

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (check one):

                  Yes [ ]                           No [X]


         This amendment No. 1 to Form 10-KSB for Rush Financial Technologies,
Inc., a Texas corporation, (the "Company"), for the year ended December 31, 2005, is being filed to disclose the information required by Items 9-12 of Part
III of the Company's 2005 Form 10-KSB.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

         The following table provides information, as of the date of this document, with respect to each of our directors and executive officers, and certain key employees, as well as their respective ages and positions:
                                                                                 Served as Director
                                                                                or Executive Officer
            Name           Age                     Position                             Since
------------------------  -----  ---------------------------------------------  ---------------------
D. M. (Rusty) Moore, Jr.   56    Chairman, Chief Executive Officer, Director,           1990
                                  and President(3)
Gayle C. Tinsley           75    Vice Chairman and Director(2)                          1998
Charles B. Brewer          57    Director(3)                                            2004
Russell N. Crawford        57    Director(3)                                            2005
Stephen B. Watson          58    Director(2)                                            2004
Randy Rutledge             56    Chief Financial Officer                                2001
T. Scott Brooks            43    President, RushTrade                                   2003
Steve Fleming              43    President, RushGroup                                   2004
Richard K. Rainbolt        43    Chief Technology Officer, RushGroup                    2000

________________________
(1) Term expires in 2006
(2) Term expires in 2007
(3) Term expires in 2008

         D. M. (Rusty) Moore, Jr., Chairman, President and Chief Executive Officer is the primary founder of the Company, and has been President since its formation in 1990. Mr. Moore is a 26-year veteran of the insurance and investment industry. He formerly served as Branch Manager, Regional Vice President, Senior Vice President and National Sales Director, and received numerous awards for outstanding sales management performance with Primerica Financial Services, now a division of CitiGroup. He is a 1971 graduate from Southern Methodist University with a B.B.A. in Marketing.

         Charles B. Brewer, Director, was elected in January 2004. Mr. Brewer serves as President and Chairman of a non-profit corporation that operates upscale retirement communities in Dallas and Houston, and is developing another community at Barton Creek in Austin. Mr. Brewer is an attorney and has served as a CEO and director of a number of publicly-traded companies. He has been principally employed for the last 10 years in restructuring financially troubled companies on behalf of various creditor groups. Mr. Brewer holds B.A. and J.D. degrees from Southern Methodist University.

         Russell N. Crawford, Director, has served on the Board of Directors since July 2005. Mr. Crawford is Principal of Crawford Consulting Group, a firm specializing in electrical construction and distribution evaluations. Previously, Mr. Crawford served as Vice President and Chief Marketing Officer of Mills Electrical Contractors, a division of Integrated Electrical Services, Inc., in Dallas, Texas. His long career in the electrical services industry has included, among other executive and management positions, the founding and serving as President of Crawford Electric Supply Company in Dallas, Texas from 1986 to 1997. Crawford Electric Supply was consistently a member of the Dallas 100, which recognizes the fastest growing privately held companies in Dallas. Mr. Crawford holds a B.S. degree in Biology and Chemistry from Stephen F. Austin University.

         Gayle C. Tinsley, Director, has served as a Director since April 1998 and from April 1998 to September 2001 was also Chief Operations Officer of the Company. Since October 2001 he has served as Chief Operating Officer of CW Dalcan Management Services, Ltd., a real estate management company that owns and operates multiple commercial buildings in Texas and Louisiana. Mr. Tinsley has more than 30 years of senior management experience with high tech companies ranging in size from startup to Fortune 500 Corporations. Among his most prominent achievements is the development of the Automated Teller Machine now widely used around the world as an indispensable standard in the banking industry. Mr. Tinsley has also served as a consultant to small businesses in the areas of business and marketing plan development and capital funding. He has held positions as Vice President of Sales, Marketing and Technical Services of VMX Corporation, former President and Chief Executive Officer of Docutel/Olivetti Corporation, and various management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation, where he began his business career. He received both his B.S. and Master's Degrees from East Texas State University, now Texas A & M University, Commerce.

         Stephen B. Watson, Director, was elected to the Board in January 2004. Mr. Watson is the International Chairman of Stanton Chase International, an executive search firm, having previously served as Managing Director of the Dallas office since December 2001. Prior to Stanton Chase, Mr. Watson was a managing partner at Russell Reynolds Associates, a senior partner at Heidrick & Struggles, and the technology practice leader and board member of Ray & Berndtson. Mr. Watson previously served as Chairman, President and CEO of Micronyx, a leading supplier of security products, spent nine years at Tandem Computers as a regional director, and over 13 years at Burroughs Corporation, where he held various management positions. Mr. Watson received his B.S. degree in electrical engineering from the University of Wisconsin, and his M.B.A. from Southern Methodist University.

         T. Scott Brooks, President, RushTrade Securities, Inc. ("RushTrade"), joined the Company in November of 2004 with over 20 years of experience in the securities industry, and was named President of RushTrade, a subsidiary of the Company, in January 2005. He previously served as President of Online Securities, Inc., with operations in both Europe and the U.S. He formerly served as President of Brokerage Services for Momentum Securities, Inc., a direct access firm acquired by TradeScape, Inc., now a division of E*Trade Financial. Mr. Brooks was previously employed with firms such as Goldman Sachs, Texas First Brokerage, and Kemper Securities. He brings to RushTrade extensive experience in Options Trading, Institutional Sales Trading and Retail Direct-Access Trading, customer support and operations.

         Steve Fleming, Chief Operations Officer, RushGroup Technologies, Inc. ("RushGroup"), joined the Company in October of 2004 as a consultant to the management team. In December 2004 he joined RushTrade as a sales representative and in May of 2005 he was named Chief Operations Officer of RushGroup, the technology development subsidiary of the Company. He formerly served as Senior Consultant for a Fortune 500 consulting firm and as President of CrossLink Group, a management development firm. Mr. Fleming has 20 years executive management experience and seven years consulting experience, and has his General Securities and Principal's license.

         Sharron Y. Kuzma, Director of Corporate Governance and Investor Relations, joined the Company in March 2004. Formerly the Assistant Corporate Secretary and head of the Corporate Secretary Department of Pioneer Natural Resources Company in Irving, Texas, Mrs. Kuzma has over 15 years of corporate legal experience specifically covering Corporate Governance and Corporate Secretary matters. Mrs. Kuzma is a member of the Society of Corporate Secretaries and Governance Professionals, the National Investor Relations Institute, and the National Association of Stock Plan Professionals.

         Richard K. Rainbolt, Chief Technology Officer, RushGroup, is also Director of Software Development of RushGroup. With over 20 years experience in personal computers and hardware design, he has designed several products for both the consumer and commercial markets. Mr. Rainbolt has worked on a diverse range of products and technologies, ranging from new Internet technologies and Windows applications to point-of-sales terminals, consumer satellite receivers and Space Station science payload controllers. Mr. Rainbolt has also served as an engineering consultant to NASA, Schlumberger, TEC, Ensoniq, Southwest Energy Controls, Union Pacific Railroad, Weathermatic Controls, Pande Resources and others.

         Randy Rutledge, Chief Financial Officer, served as a Director from January 2001 through June 2005, as Chief Financial Officer and Secretary since January 2002. He was the founder and President of Skyhawk Transportation Services, a freight-forwarding firm from 1981 until 2001. He holds a B.B.A. from Southern Methodist University and an M.B.A. from the University of North Texas.

Audit Committee Financial Expert

         Our Board of Directors has determined we do not have a financial expert serving on our Audit Committee. The Company has been unable to locate an individual who is qualified to be the "Audit Committee Financial Expert," as defined by the SEC, and who meets the independence criteria necessary to be considered an Audit Committee Financial Expert. The Company continues to search for qualified individuals who meet all of the standards for independence and also have the background necessary for Audit Committee responsibilities.

Audit Committee

         The Audit Committee recommends to the Board of Directors the firm of certified public accountants that will be appointed to serve as the independent auditors of the Company's annual financial statements. The Audit Committee meets with representatives of that accounting firm to review the plan, scope and results of the annual audit, and the recommendations of the independent accountants regarding the Company's internal accounting systems and controls. Additional information regarding the functions performed by the Audit Committee is set forth in the "Audit Committee Charter" that is posted on the Company's website at www.rushfintech.com. The Audit Committee consists of Charles B. Brewer, Chairman and Russell N. Crawford.

Material Changes to the Procedures by Which Security Holders May Recommend Nominees to the Registrant's Board of Directors.

         None.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports and written representations that no other reports were required, we believe that all filing requirements applicable to our officers, directors and greater than 10% shareholders were satisfied during the fiscal year ended December 31, 2005 except as follows:

o On September 28, 2005, Mr. Charlie Brewer, a Director of the Company, filed the requisite Form 4 reflecting the award of 2,632 shares of our common stock issued on August 18, 2005.

o On September 28, 2005, Mr. Russell Crawford, a Director of the Company, filed the requisite Form 4 reflecting the award of 2,632 shares of our common stock issued on August 18, 2005.

o On December 1, 2005 Bonanza Master Fund Ltd, a 10% shareholder of the Company, exercised a warrant to purchase 500,000 shares of our common stock. We can find no record of the requisite Form 4 having been filed.

Code of Ethics

         We have a Code of Business Conduct and Ethics that applies to all officers, directors, employees and consultants of the Company. Our Code of Business Conduct and Ethics is posted on our website at www.rushfintech.com. Any amendments to, or waivers of, our Code of Business Conduct and Ethics will be promptly disclosed on our website.


Item 10.  Executive Compensation

Compensation of Directors

           The Company does not provide additional compensation to Directors who are employed by the Company, but pays each non-employee, independent Director a fee of $500 for each Board of Directors' meeting attended and $250 for each telephonic meeting attended. The Company automatically grants to each non-employee Director non-qualified stock options for 10,000 shares of common stock per year.

Executive Compensation

           The following table sets forth the compensation we paid for services rendered during the fiscal years ended December 31, 2005, 2004, and 2003, and the number of options granted, to the Chief Executive Officer of the Company and the next four highest paid executive officers of the Company or a subsidiary:

                                                   SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                 Long Term Compensation
                                         ----------------------------------   --------------------------------------
                                                                                       Awards               Payouts
                                                                              -------------------------   ----------

                                                                              Restricted    Securities
                                                                                Stock       Underlying                  All other
                                                               Other Annual    Awards(s)   Options/SARs     LTIP       compensation
Name and Principal Position       Year    Salary     Bonus     Compensation      ($)           (#)        payouts($)       ($)
-------------------------------   ----   --------   --------   ------------   ----------   ------------   ----------   ------------
D. M. (Rusty) Moore, Jr. (1)      2005   $175,000   $   --     $       --     $     --             --     $     --     $       --
Chief Executive Officer,          2004    107,867       --           49,550         --             --           --             --
President and Director            2003     97,396       --           38,483         --          300,000         --             --
-------------------------------   ----   --------   --------   ------------   ----------   ------------   ----------   ------------
Randy Rutledge (2)                2005    103,200       --             --           --             --           --             --
Chief Financial Officer           2004     94,700       --           15,597         --             --           --             --
                                  2003     42,000       --           30,154         --          300,000         --             --
-------------------------------   ----   --------   --------   ------------   ----------   ------------   ----------   ------------
T. Scott Brooks                   2005     85,000       --             --            950         52,631         --             --
President, RushTrade              2004      7,837       --             --           --             --           --             --
                                  2003       --         --             --           --             --           --             --
-------------------------------   ----   --------   --------   ------------   ----------   ------------   ----------   ------------
Steve Fleming (3)                 2005     51,200       --           10,936         --          100,000         --             --
Chief Operations Officer,         2004      2,600       --               50         --             --           --             --
RushGroup                         2003       --         --             --           --             --           --             --
-------------------------------   ----   --------   --------   ------------   ----------   ------------   ----------   ------------
Richard Rainbolt                  2005     82,000       --             --           --             --           --             --
Chief Technology Officer          2004     83,200       --             --          3,900           --           --             --
RushGroup                         2003     82,000       --             --          1,500           --           --             --
-------------------------------   ----   --------   --------   ------------   ----------   ------------   ----------   ------------

     (1) The Board of Directors authorized Mr. Moore to receive commissions on funds raised for the Company in consideration of his taking a voluntary deferral of his salary. The commissions paid in 2003 and 2004 are reflected in other compensation.
     (2)  Mr. Rutledge began his association with the Company as an outside
          consultant   functioning  as  the  Chief  Financial   Officer.   Other
          compensation in 2004 reflects the payment of deferred payments due Mr. Rutledge in 2002. Mr. Rutledge became a fulltime employee of the Company on July 1, 2003 and other compensation in 2003 reflects payments to Mr. Rutledge before he became an employee.
     (3) Mr. Fleming began his employment with the Company as a software sales associate. Other compensation in 2004 and 2005 reflects commissions paid to Mr. Fleming for sales of RushTrade software.


Options and Stock Appreciation Rights (SARs)

         The following table sets forth the options and SARs granted to the Chief Executive Officer and the next four highest paid executives in our last fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)
--------------------------------------------------------------------------------
                           Number of   Percent of Total
                          Securities      Option/SARs
                          Underlying      Granted to     Exercise or
                         Options/SARs    Employees in    Base Price   Expiration
       NAME               Granted(#)      Fiscal Year      ($/Sh)        Date
------------------------ ------------  ----------------  -----------  ----------
D. M. (Rusty) Moore, Jr.           -          0%          $       -
Randy Rutledge                     -          0%                  -
T. Scott Brooks               52,631          5%               0.19     5/2/2010
Steve Fleming                100,000          10%              0.17    7/28/2010
Richard Rainbolt                   -          0%                  -

Aggregated Option and Stock Appreciation Rights (SAR) Exercises in Last Fiscal
Year and Fiscal Yearend Options and SAR Values

         The following table sets forth the aggregated options and SARs exercised in the last fiscal year and fiscal year end options and SAR values for the Chief Executive Officer and the next four highest paid executives:



      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------
                                                                       Value of Unexercised
                                               Number of unexercised      In-The-Money
                                               options/SARs at FY-end  Options/SARs at FY-end
                                                        (#)                     ($)
                                               ----------------------  ----------------------
                            Shares
                           Acquired    Value
                              on     Realized        Exercisable/            Exercisable/
Name                       Exercise     ($)         Unexercisable           Unexercisable
-------------------------  --------  --------  ----------------------  ----------------------
D. M. (Rusty) Moore, Jr.         -    $    -          441,222/0               $24,000/$0
Randy Rutledge                   -         -          320,000/0                25,000/0
T. Scott Brooks                  -         -        19,737/32,894            2,553/1,052
Steve Fleming                    -         -        12,500/87,500            1,500/4,500
Richard Rainbolt                 -         -          185,000/0                12,000/0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2006 for (1) each person known by us to own beneficially 5% or more of the common stock, (2) each director and executive officer of the Company and (3) all directors and executive officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each shareholder identified in the table possesses sole voting and investment power with respect to its or his shares. The addresses of all such persons are in care of the Company.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                              AS OF APRIL 15, 2006

                                                               Percentage
Name                                     Note      Shares       of Class
--------------------------------------  ------  ------------  ------------
D. M. (Rusty) Moore, Jr.                  (1)     1,836,141       3.6%
Charles B. Brewer                         (2)       516,773       1.0%
Russell N. Crawford                       (3)        44,259       0.1%
Gayle C. Tinsley                          (4)       288,498       0.6%
Stephen B. Watson                         (5)       294,549       0.6%
T. Scott Brooks                           (6)        62,631       0.1%
Steve Fleming                             (7)       179,743       0.4%
Sharron Y. Kuzma                          (8)       125,000       0.2%
Richard K. Rainbolt                       (9)       572,230       1.1%
Randy Rutledge                           (10)       395,167       0.8%
Dewey M. Moore                           (11)     2,955,057       5.9%
Bonanza Master Fund, Ltd.                (12)    19,900,100      39.6%
Eyal Shahar                              (13)     3,383,039       6.7%
All executive officers, directors and
    5% owners as a group                 (14)    30,553,187      60.7%


     (1) Includes options to purchase 441,222 shares of common stock, 100,000 shares held as joint tenants with Mr. Moore's father, and 7,629 shares held of record by Mr. Moore's spouse.
     (2) Includes options to purchase 10,000 shares of common stock and Bonds convertible into a maximum of 466,666 shares of common stock.
     (3)  Includes options to purchase 10,000 shares of common stock.
     (4)  Includes options to purchase 230,000 shares of common stock.
     (5) Includes options to purchase 10,000 shares of common stock and $40,000 in 12% Senior Secured Convertible Bonds convertible into a maximum of 233,337 shares of common stock.
     (6)  Includes options to purchase 52,631 shares of common stock.
     (7)  Includes options to purchase 100,000 shares of common stock.
     (8)  Includes options to purchase 75,000 shares of common stock.
     (9)  Includes options to purchase 185,000 shares of common stock.
     (10) Includes options to purchase 320,000 shares of common stock.
     (11) Includes 62,214 shares of common stock owned by Mr. Moore's spouse and warrants to purchase 300,000 shares of common stock.
     (12) Includes warrants to purchase 8,700,050 shares of common stock.
     (13) Includes warrants to purchase 880,000 shares of common stock, options to purchase 200,000 shares of common stock, 1,262,565 shares owned by a corporation controlled by Mr. Shahar, and a maximum of 590,474 shares from Convertible Debentures.
     (14) Includes options, warrants and convertible instruments to purchase 7,435,140 shares of common stock.

Equity Compensation Plan Information

         Information required to be filed for Equity Compensation Plan Information is included in Part II, Item 5 of our 10-KSB filed on April 17, 2006.

Item 12.  Certain Relationships and Related Transactions

      None.

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

    +    Filed with Registrant's Form 10-KSB dated April 17, 2006.
    *    Filed as Exhibits to Registrant's Form 10-KSB dated April 15, 2004.
    ** Filed as Exhibits to Registrant's Form SB-2 registration statement, file no 333-42225, and incorporated herein by reference.
    #    Filed as Exhibits to registrant's Form 8-K filed on April 3, 2006.

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


                                                  2005          2004
                                              -----------   -----------
                                                  KBA           KBA
                                               Group LLP     Group LLP
                                              -----------   -----------
         Audit fees                           $    98,270   $   110,993
         Audit related fees                        24,305        28,350
                                              -----------   -----------
         Total audit and audit related fees       122,575       139,343
         Tax fees                                    --            --
         All other fees                              --            --
                                              -----------   -----------
         Total                                $   122,575   $   139,343
                                              ===========   ===========



Audit related fees in 2004 represent fees billed in connection with filing a registration statement. Audit related fees in 2005 represent fees billed for work performed in connection with a potential acquisition and for filing a registration statement.

Audit Committee Pre-Approval Policy

         The Audit Committee's pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

         General. The Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Any proposed services exceeding pre-approved cost levels requires specific pre-approval by the Audit Committee.

         Audit Services. The annual audit services engagement to the terms and fees are subject to the specific pre-approval of the Audit Committee. The Audit Committee approves, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, company structure or other matters. In addition to the annual audit services engagement specifically approved by the Audit Committee, the Audit Committee may grant general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide.

         Audit-related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the company's financial statement and that are traditionally performed by the independent auditor. The Audit Committee believes that the provision of audit-related services does not impair the independence of the auditor.

         Tax Services. The Audit Committee believes that the independent auditor can provide tax services to the company, such as tax compliance, tax planning and tax advice without impairing the auditor's independence. However, the Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations.

         All Other Services. The Audit Committee may grant pre-approval to those permissible non-audit services classified as "all other services" that it believes are routine and recurring services, and would not impair the independence of the auditor.

RUSH FINANCIAL TECHNOLOGIES, INC.




May 1, 2006               By: /s/ D.M. (Rusty) Moore, Jr.
                          ---------------------------------------
                          D. M. (Rusty) Moore, Jr., President and
                          Chief Executive Officer and Director
                         (Principal Executive Officer)