Form 10QSB
period 2006-03-31
RUSH FINANCIAL TECHNOLOGIES INC
filed 2006-05-22
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

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

                 13355 Noel Road, Suite 300, Dallas, Texas 75240
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
         ---------------------------------------------------------------
                                  972-450-6000
         ---------------------------------------------------------------
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2006: 37,673,780 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ____ No XXX

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


             RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,     December 31,
                                   ASSETS                                              2006            2005
                                                                                   ------------    ------------
Current assets
      Cash and cash equivalents                                                    $    119,138    $     23,399
      Restricted cash                                                                28,207,000          31,000
      Accounts receivable                                                                97,703          78,190
      Prepaid expenses and other current assets                                          68,612         134,119
                                                                                   ------------    ------------
             Total current assets                                                    28,492,453         266,708

Capitalized software development costs, net                                             541,753         595,966
Property and equipment, net                                                              92,653         108,731
Intangibles, net                                                                        122,989         135,681
Other assets                                                                            106,823          32,800
Deferred acquisition costs                                                              611,936         553,475
                                                                                   ------------    ------------
             Total assets                                                          $ 29,968,607    $  1,693,361
                                                                                   ============    ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
      Preferred stock subscribed - Class E                                         $ 28,207,000    $     31,000
      Accounts payable                                                                1,013,290         768,337
      Accrued preferred stock dividends                                                 224,762         209,902
      Accrued payroll tax obligation                                                    745,324         693,776
      Accrued expenses and other liabilities (including $112,605 and $88,376 of accrued interest expense due to related parties at March 31, 2006
             and December 31, 2005, respectively)                                       917,487         919,730
      Liabilities acquired in 2001 acquisition                                          332,098         332,098
      Note payable to related party, net of unamortized debt discount of $44,673         55,327            --
      Convertible notes payable, net of debt discount of $77,827 at March 31,
             2006 (including $518,333 and $318,333 due to related
             parties at March 31, 2006 and December 31, 2005, respectively)             607,173         485,000
                                                                                   ------------    ------------
             Total current liabilities                                               32,102,461       3,439,843
                                                                                   ------------    ------------

Convertible bonds payable, net of unamortized debt discount of $12,419
      and $14,201 at March 31, 2006 and December 31, 2005, respectively                 332,581         330,799
                                                                                   ------------    ------------
             Total liabilities                                                       32,435,042       3,770,642
                                                                                   ------------    ------------

Commitment and contingencies

Shareholders' deficit
      Preferred stock - cumulative; $10 par value; 38,792 shares authorized;
             14,063 shares issued and outstanding; liquidation preference of $10
             per share                                                                  140,630         140,630
      Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 51,980 shares issued and outstanding; liquidation
             preference of $10 per share                                                519,800         519,800
      Common stock - $0.01 par value, 50,000,000 shares authorized;
             37,471,480 and 37,478,127 shares issued and outstanding at
             March 31, 2006 and December 31, 2005, respectively                         374,714         374,781
      Additional paid in capital                                                     18,587,053      18,419,535
      Accumulated deficit                                                           (22,088,632)    (21,532,027)
                                                                                   ------------    ------------
             Total shareholders' deficit                                             (2,466,435)     (2,077,281)
                                                                                   ------------    ------------
             Total liabilities and shareholders' deficit                           $ 29,968,607    $  1,693,361
                                                                                   ============    ============

           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS For the
                   Three Months ended March 31, 2006 and 2005

                                                                2006            2005
                                                            ------------    ------------
Revenue:
         Investment services                                $    674,051    $    483,021
         Software services                                         1,720           2,595
         Corporate                                                12,367           6,409
                                                            ------------    ------------
                      Total revenue                              688,138         492,025

Expenses:
         Investment services                                     590,233         442,803
         Software services                                       311,156         167,801
         General and administrative                              190,307         272,508
         Depreciation and amortization                           105,714         232,458
         Loss on settlement of liabilities                          --            26,458
                                                            ------------    ------------
                      Total expenses                           1,197,410       1,142,028
                                                            ------------    ------------

Operating loss                                                  (509,272)       (650,003)

Interest expense (including $11,478 and $9,856 to related
         parties during 2006 and 2005, respectively)             (47,333)        (35,579)
                                                            ------------    ------------

Net loss                                                    $   (556,605)   $   (685,582)
                                                            ============    ============

Basic and diluted net loss per share attributable
         to common shareholders                             $      (0.02)   $      (0.03)
                                                            ============    ============

Weighted average common shares outstanding,
         basic and diluted                                    37,474,489      25,660,546
                                                            ============    ============



           See accompanying notes to consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months ended March 31, 2006 and 2005

                                                                                       2006            2005
                                                                                   ------------    ------------
Cash flows from operating activities:
     Net loss                                                                      $   (556,605)   $   (685,582)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Share based compensation expense                                               40,597           3,313
          Depreciation and amortization                                                 105,714         232,458
          Loss on settlement of liabilities                                                --            26,458
          Amortization of deferred financing fees                                          --             3,464
          Amortization of debt discount                                                  20,996           6,776
          Change in assets and liabilities
              (Increase) decrease in assets:
                  Accounts receivable                                                   (19,513)         13,608
                  Prepaid expenses and other current assets                              65,507         (17,876)
                  Other assets                                                          (74,023)         14,519
               Increase (decrease) in liabilities:
                  Accounts payable                                                      244,953         (43,469)
                  Accrued payroll tax obligation                                         51,548         138,138
                  Accrued expenses and other liabilities                                (24,743)         23,414
                                                                                   ------------    ------------
Net cash used in operating activities                                                  (145,569)       (284,779)
                                                                                   ------------    ------------

Cash flows from investing activities:
     Purchase of equipment                                                                 (231)        (26,065)
     Capitalization of acquisition costs                                                (58,461)           --
     Capitalization of software development costs                                          --           (87,295)
                                                                                   ------------    ------------
Net cash used in investing activities                                                   (58,692)       (113,360)
                                                                                   ------------    ------------

Cash flows from financing activities:
     Proceeds from preferred stock subscriptions                                     28,176,000            --
     Change in restricted cash                                                      (28,176,000)           --
     Proceeds from sale of common stock                                                    --           350,000
     Proceeds from the exercise of stock options                                           --             3,200
     Proceeds from related party note payable                                           100,000            --
     Proceeds from related party convertible note payable                               200,000            --
                                                                                   ------------    ------------
Net cash provided by financing activities                                               300,000         353,200
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                                     95,739         (44,939)
Cash and cash equivalents at beginning of period                                         23,399         343,510
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $    119,138    $    298,571
                                                                                   ============    ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                        $       --      $       --
     Cash paid for income taxes                                                    $       --      $       --

Supplemental Disclosure of Non-Cash Information:
     Preferred stock dividend accrued                                              $     14,860    $     15,647
     Common stock issued as payment for accrued interest and accrued
          dividends                                                                $       --      $     66,145
     Fair value of warrants issed in connection with debt financing
          recorded as debt discount                                                $    141,714    $       --
     Common stock issued in the Lostview acquisition                               $       --      $    195,000
     Liability accrued for intangible assets acquired to be paid in common stock   $     22,500    $       --
     Conversion of bonds into common stock                                         $       --      $    140,000

           See accompanying notes to consolidated financial statements

1.       Basis of Presentation and Company Information

         The financial statements included herein have been prepared by Rush Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly our financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with our financial statements and the notes thereto as of and for the year ended December 31, 2005, included in our annual report on Form 10-KSB for the year ended December 31, 2005.

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

         RushGroup Technologies, Inc., ("RushGroup") is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders. For more information about RushGroup, please visit www.rushgroup.com.

         RushTrade Securities, Inc., ("RushTrade") is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member of the NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations. For more information about RushTrade and our products, please visit www.rushtrade.com.

2.       Significant Accounting Policies

         On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

         We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See
Note 13 "Stock-Based Compensation" for further details.

         Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures" and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123(R). FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

3.       Significant Events

         On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. We have raised $35 million ($28,207,000 as of March 31, 2006, which is held in escrow), and will apply the proceeds thereof for the issuance of Series E Convertible Preferred Stock and warrants to finance the Purchase at the closing of the acquisition. The purchase price of the acquisition was $25,000,000. The remainder of the funds, net of offering and acquisition related expenses, will provide for additional working capital and broker dealer net capital. The $28,207,000 raised as of March 31, 2006 is recorded as restricted cash with an offsetting liability recorded as Preferred Stock Subscribed - Series E. The Series E Preferred will be converted into 6,667 shares of common stock per $1,000 face value of each Series E Preferred share following the closing of the Purchase and the amendment of Rush's articles of incorporation to increase the number of authorized shares of our common stock. The warrants provide for the purchase of 3,333 shares of the Company's common stock at $0.30 per share of common stock for each share of Series E Preferred.

       We received final approval for the Purchase from the National Association of Securities Dealers, Inc. ("NASD") and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and closed the sale of the Series E Preferred on May 19, 2006 with a total of $35,000,000 raised. The Purchase will be accounted for as a business combination.

         Terra Nova Trading, LLC., ("Terra Nova" or "TNT") founded in 1994, is a full-service self-clearing agency broker dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA and SIPC, as well as the following exchanges: PCX, ISE, BOX and CHX. Terra Nova maintains a diversified customer base servicing Institutional, B-to-B (including Correspondent Clearing for other introducing broker/dealers) and Direct Market Access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange. Headquartered in Chicago, Terra Nova has approximately 80 employees, with a sales presence in New York, San Francisco, Denver and San Antonio. Terra Nova is a pioneer in electronic trading, earning a national reputation for exceptional customer service. For more information about Terra Nova , visit www.terranovatrading.com. Terra Nova had revenue in excess of $40,000,000 in 2005.

         Market Wise Stock Trading School, LLC., ("Market Wise") is an education provider to traders and investors. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. Market Wise's education curriculum is provided to assist traders and investors develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, Market Wise trains students worldwide. For more information about Market Wise Trading School, visit www.marketwise.com. Market Wise had revenue of less than $1,000,000 in 2005.

4.       Going Concern

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $556,605 during the three months ended March 31, 2006 and $3,180,331 during the year ended December 31, 2005. Also, we used cash in operations of $145,569 during the three months ended March 31, 2006. At March 31, 2006 we have an unpaid payroll tax obligation of approximately $745,000, past due debt totaling approximately $352,000 and a significant amount of past due trade payables. Additional debt of approximately $133,000 became due in April 2006. Although we have restricted cash of approximately $28,200,000 at March 31, 2006, this cash is held in escrow pending the closing of the Purchase and the remaining portion after paying the purchase consideration was not available for working capital until closing which took place on May 15, 2006. We have been dependent upon outside financing to develop and market our software products, perform our business development activities, and provide for ongoing working capital requirements. Upon the completion of the Purchase, more fully discussed above, we should have sufficient capital to operate our businesses in the foreseeable future. The financial statements do not include any adjustments that might result from our inability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings. During the three months ended March 31, 2006, we were able to raise working capital of $300,000 through borrowings with the issuance of two separate notes payable to related parties. We expect the funds raised from the Series E Preferred will be sufficient until we begin to generate positive cash flows from operations since completion of the Purchase.

5.       Use of Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.

6.       Industry Segment Information

         Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by the Chief Executive Officer in evaluating operations. RushTrade offers broker/dealer services, and its operations have been included in the Investment Services segment. The Software Services segment is comprised of RushGroup which plans to offer licensing of the RushTrade direct access software and other arrangements and is expected to become a new stream of revenue for us. There is ongoing development activity on the software to enhance its use to outside entities; however, we have received only minimal revenue to date related to the Software Services segment.

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

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                  March 31,
                                     ----------------------------------
          Identifiable Assets              2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $       301,294    $       184,503
         Software Services                   650,224          1,244,201
         Corporate                        29,017,089            404,038
                                     ---------------    ---------------
                    Total            $    29,968,607    $     1,832,742
                                     ===============    ===============

                                         Three Months Ended March 31,
                                     ----------------------------------
           Capital Expenditures            2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $           231    $           728
         Software Services                      --               87,295
         Corporate                              --               25,337
                                     ---------------    ---------------
                    Total            $           231    $       113,360
                                     ===============    ===============

                                         Three Months Ended March 31,
             Depreciation and        ----------------------------------
               Amortization                2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $        41,899    $        33,074
         Software Services                    62,937            195,268
         Corporate                               878              4,116
                                     ---------------    ---------------
                    Total            $       105,714    $       232,458
                                     ===============    ===============

         The following summarizes our industry segment operating data for the periods indicated:

                                         Three Months Ended March 31,
                                     ----------------------------------
                 Revenue                   2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $       674,051    $       483,021
         Software Services                     1,720              2,595
         Corporate                            12,367              6,409
                                     ---------------    ---------------
                    Total            $       688,138    $       492,025
                                     ===============    ===============

                                         Three Months Ended March 31,
                                     ----------------------------------
             Interest Expense              2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $         1,048    $          --
         Software Services                     1,488                 34
         Corporate                            44,797             35,545
                                     ---------------    ---------------
                    Total            $        47,333    $        35,579
                                     ===============    ===============

                                         Three Months Ended March 31,
                                     ----------------------------------
             Net Income (Loss)             2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $        76,063    $         7,144
         Software Services                  (373,862)          (360,508)
         Corporate                          (258,806)          (332,218)
                                     ---------------    ---------------
                    Total            $      (556,605)   $      (685,582)
                                     ===============    ===============

                                         Three Months Ended March 31,
                                     ----------------------------------
                  Expense                  2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $       597,988    $       475,877
         Software Services                   375,582            363,103
         Corporate                           271,173            338,627
                                     ---------------    ---------------
                    Total            $     1,244,743    $     1,177,607
                                     ===============    ===============

7.       Capitalized Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date we evaluate the estimated net realizable value of each software product and when required, record write-downs of net book value to net realizable value of any products for which the net book value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Estimated future gross revenues have been based on market potential, other competitive platforms, product penetration, platforms, current customer account growth rate and other market factors. We determined that no write-down of capitalized software development costs was required during the three months ended March 31, 2006. As of March 31, 2006, the total of all capitalized software development costs was $2,726,596 and accumulated amortization of capitalized software development costs totaled $2,184,843. During the three months ended March 31, 2006 and 2005, we amortized $54,213 and $173,089 of software costs, respectively, using an estimated useful life of three years.


8.   Reclassification

         Certain prior period balances have been reclassified to conform to the current period presentation.


9.   Net Loss per Share

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

         Net loss per share applicable to common shareholders for the periods indicated are computed using the following information:
                                                            Three Months      Three Months
                                                          Ended March 31,    Ended March 31,
                                                          ---------------    ---------------
                                                                2006               2005
                                                          ---------------    ---------------
Net loss                                                  $      (556,605)   $      (685,582)

Dividends on preferred stock                                      (14,860)           (15,647)

                                                          ---------------    ---------------
Net loss attributable to common shareholders              $      (571,465)   $      (701,229)
                                                          ===============    ===============

Net loss per share attributable to common shareholders,
       basic and diluted                                  $         (0.02)   $         (0.03)
                                                          ===============    ===============

10.      Intangibles

         In January 2002, we entered into a non-exclusive agreement with NewportX.com, an affiliate of Online Training Academy, ("OTA"), for referral of active online traders. The initial term of the agreement was for three years and cancelable by either party after the initial term with twelve months notice. The agreement called for us to pay to NewportX.com 50% of net commissions on a monthly basis for any traders referred by OTA for which RushTrade agreed to open an account. Additionally, RushTrade agreed to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. In March 2002, an alternate method of payment was agreed to by amendment to the original agreement, whereby we agreed to pay OTA $2,000 in Rush common stock for each trader referred. The amendment was for six months, or until 150 traders had been acquired by RushTrade. We issued 1,200,000 shares of restricted common stock to NewportX.com during March 2002, and recorded a prepaid asset of $300,000, the fair value of the stock on the date of issuance. This amount was recorded as a prepaid asset as the Company issued common stock, consideration in advance of receiving the assets acquired. As the active trader accounts were received and certified, we reclassified these amounts to an intangible asset. As of December 31, 2004, all 150 of the trader accounts were delivered and certified and $300,000 was reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible was $25,000 for each of the quarters ended March 31, 2006 and 2005. At March 31, 2006, accumulated amortization of this intangible totaled $272,498.

         Under the agreement with OTA we received 82 trader accounts in excess of the initial 150 accounts. During the second quarter of 2005, as payment for these trader accounts, the Company issued 260,150 shares of our restricted common stock with an estimated fair market value of approximately $59,835, based on the fair value of the stock on the date of issuance which has been classified as an intangible asset and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible was $4,986 for the three months ended March 31, 2006. At March 31, 2006, accumulated amortization related to this intangible totaled $19,944.

         On April 25, 2005, we entered into a non-exclusive agreement with OTA, for referral of active online traders effectively replacing and updating the previous agreement. The initial term of the agreement is for one year renewable year to year and cancelable by either party after the initial term with six months notice. The agreement calls for the Company to pay to NewportX.com $1,000 in cash or $1,250 in stock on a monthly basis for any traders referred by OTA for which RushTrade agrees to open an account. Additionally, RushTrade agrees to reimburse the traders' tuition paid to OTA by reducing RushTrade's standard published commission rate by 25%. As an alternate method of payment, RushTrade may sponsor OTA marketing efforts and any traders from the succeeding monthly class shall be deemed to be paid for. During the second quarter of 2005, the Company issued 100,000 shares of our restricted common stock as a deposit for future traders to be received and certified. These shares were valued at $23,000 based on the fair value of the stock on the date of issuance. During the quarter ended March 31, 2006, we received 18 trader accounts under this agreement. As a result, we certified and capitalized $22,500 of referrals as an intangible asset that will be amortized over a three year period, the estimated life of the trader accounts. Amortization expense for these intangibles totaled $1,250 for the quarter ended March 31, 2006.

11.      Convertible Notes

         As of March 31, 2006 we have convertible notes due to a related party totaling $185,000 plus accrued interest that are past due and two additional notes totaling $166,667 plus accrued interest that are past due. We have additional notes of $133,333 plus accrued interest that became due on April 7, 2006. We are in discussion with the holders to repay or convert into our common stock, and we expect to be able to repay or restructure these notes.

         On March 8, 2006 we borrowed funds from and issued a convertible note for $200,000 to a related party. This note accrues interest at the rate of 10% per annum payable quarterly commencing July 1, 2006 and is secured by a general security interest in all assets. The note is due on the earlier of September 8, 2007 or at the option of the payee, the date we consummate an equity or debt financing of at least $200,000. The note plus accrued interest is convertible, in whole or in part, at the option of the payee into our equity securities as part of an equity or debt public or private offering. The note converts to equity at the then current private or public offering rate. We calculated the value of the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

         In connection with the note, we issued 1,000,000 warrants for the purchase of our common stock at a price of $0.22 per share. These warrants expire on March 7, 2011. We recorded a debt discount of $83,061 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and 4.37% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27, we are amortizing the debt discount to interest expense over the eighteen-month term of the note. For the three months ending March 31, 2006 interest expense related to the debt discount was $5,234.

12.  Note Payable

         We borrowed funds from and issued a note for $100,000 on January 3, 2006 to a related party. This note accrues interest at the rate of 12% per annum payable in full with accrued interest on January 3, 2007. The note is secured by "the software and all related intellectual property known as RushTrade Direct and RushTrade Direct Pro, the direct access trading products of RushTrade.com and the internet domain names RushTrade.com and daytrade.com". In connection with addition to the note, we issued 869,566 warrants for the purchase of our common stock at $0.23 per share. The warrants expire January 7, 2011. We have recorded a debt discount of $58,653 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 91% volatility, no dividend yield, 5 year term and 4.73% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27, we are amortizing the debt discount to interest expense over the twelve-month term of the note. For the three months ending March 31, 2006 interest expense related to the debt discount was $13,980.

13.  Stock-Based Compensation

         We have a 1997 Stock Option Plan (the "1997 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At March 31, 2006, there were a total of 243,182 options outstanding under the 1997 Stock Option Plan. Of the original 500,000 shares available under the plan, 223,903 options remain available for issue.

         We also have a 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At March 31, 2006, there were a total of 438,040 options outstanding under the 2000 Stock Option Plan and 51,960 remain available for issue.

         We also have a 2002 Stock Option Plan (the "2002 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2002 Option Plan covers, in the aggregate, a maximum of 1,000,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2002 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At March 31, 2006, there were a total of 985,000 options outstanding under the 2002 Stock Option Plan, and 15,000 remain available for issue.

         On December 15, 2004 a Long-Term Incentive Plan ("LTIP") was approved by the Board of Directors and ratified by the shareholders at our Annual Shareholders' Meeting in 2005 to provide certain incentives to certain employees, directors, consultants, and advisors of the Company and its subsidiaries. The LTIP provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock-based plan for the directors, officers or employees of the Company. At March 31, 2006, there were a total of 1,076,381 options outstanding under the LTIP and 1,004,545 remaining available for issue.

Impact of the Adoption of FAS 123(R)

         We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows:

                                          Three Months Ended
                                            March 31, 2006
                                          ------------------
                    Investment Services   $           22,274
                    Software Services                  3,975
                    Corporate                          2,199
                                          ------------------
                                          $           28,448
                                          ==================

         The adoption of FAS 123(R) had no effect on our basic and diluted loss per share or cash flows.

Valuation Assumptions

         The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model. Our expected volatility is based on historical volatility of the Company's stock. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.


Stock-based Payment Award Activity

Stock option activity for the three months ended March 31, 2006:

                                                                     Weighted
                                                      Weighted        Average
                                                       Average       Remaining      Aggregate
                                                      Exercise      Contractual     Intrinsic
                                          Options       Price     Term (in years)     Value
-------------------------------------    ---------    --------   ----------------   ---------
Balance at December 31, 2005             2,867,603    $   0.27
Granted                                          -           -
Exercised                                        -           -
Forfeited                                 (125,000)       0.21
                                         ---------    --------
Balance at March 31, 2006                2,742,603    $   0.27              3.00    $ 549,641
                                         =========    ========    ===============   =========

Options exercisable at March 31, 2006    2,100,866    $   0.27              2.54    $ 444,573
                                         =========    ========    ===============   =========

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 2,561,381 options that were in-the-money at March 31, 2006. There were no options exercised during the periods ended March 31, 2006 or 2005. As of March 31, 2006, there was approximately $122,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock awards plans. That cost is expected to be recognized over a weighted-average period of two years.

         There were no grants of options for the three-month period ended March 31, 2006 or 2005.

         A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the three months ended March 31, 2006 is presented below:

                                                          Weighted
                                                           Average
                                                          Grant Day
                                             Shares      Fair Value
                                           ----------    ----------
           Non Vested at January 1, 2006      307,500    $     0.21
               Granted                              -             -
               Forfeited                      (25,000)         0.30
               Vested                         (40,000)         0.20
                                           ----------    ----------
           NonVested at March 31, 2006        242,500    $     0.20
                                           ==========    ==========


Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

         Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS 123, as amended by FAS 148. No stock-based compensation expense for stock options was recognized in our results of operations for the three-month period ended March 31, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Had we determined compensation expense based on the grant date fair value for stock options under FAS 123 and FAS 148, our pro form net loss and net loss per share would have been as follows:

                                                           Three Months
                                                         Ended March 31,
                                                         ---------------
                                                              2005
                                                         ---------------
        Net loss attributable to common shareholders,
             as reported                                 $      (701,299)
        Add:  Stock-based employee compensation
             expense included in reported net loss                  --
        Deduct:  Stock-based employee compensation
             expense determined under fair value based
             method                                                 --
                                                         ---------------
        Pro forma net loss                               $      (701,299)
                                                         ===============

        Net loss per common share, basic and diluted
             As reported                                 $         (0.03)
                                                         ===============
             Pro forma                                   $         (0.03)
                                                         ===============


14. Shareholders' Deficit

         During the three months ending March 31, 2006 we issued 18,253 shares of common stock as director's fees (valued at $4,250 based on the fair market value of our stock on the date of issuance) and 25,000 shares of common stock with a fair market value of $7,500 were retired due to non-vesting. The 25,000 shares were originally issued as deferred employee compensation.

15.  Payroll Tax Obligation

         We have an estimated federal and state payroll tax obligation of $745,324 at March 31, 2006. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and fourth quarters of 2003, all four quarters of 2004 and the fourth quarter of 2005 in addition to an estimated accrual for interest and penalties. A portion of the payroll taxed for the first quarter of 2006 was due at March 31, 2006 and those taxes were remitted in May 2006. There is no obligation for the first, second or third quarters of 2005, as these taxes have been submitted.

16.  Leases

         We entered into a lease with Navisite, Inc. on January 31, 2006 for 120 square feet of space within the Navisite Hosting Services Center. The Navisite center is a Tier 2 hosting services facility, situated on top of one of the major internet backbones in the U.S. and provides for co-location of our servers and networking platforms and redundancy for our data services and telecommunications. Navisite is a Microsoft Gold Partner. The lease payments are $4,445 per month for 36 months commencing on March 17, 2006. Navisite agreed to provide floor space, AC power, internet connectivity, environmental control, 24/7 support and a security cage. The lease will be accounted for as an operating lease.

17.  Related Party Transactions

         During the period ending March 31, 2006 we borrowed funds from and issued two notes to two related parties (see notes 11 and 12 for a more complete discussion). We believe that the transactions were on terms similar to those that could be obtained from unaffiliated third parties.

18.  Off-Balance Sheet Arrangements

         We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

19.  Legal Proceedings

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At March 31, 2006 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been postponed until February 5, 2007.

          On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at March 31, 2006.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at March 31, 2006 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

20.  Subsequent Events

         We borrowed an additional $100,000 from a related party on April 28, 2006. The $200,000 principal amount referenced in Note 11 "Convertible Notes" above was amended to read $300,000. All other terms of the note remain unchanged.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

1.   Recent Developments

         We have taken several steps to increase cash by the use of borrowings and equity. During the three months ended March 31, 2006, we were able to raise operating capital by borrowings of $300,000.

         On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. We have raised $35 million ($28,207,000 as of March 31, 2006, which is held in escrow), and will apply the proceeds thereof for the issuance of Series E Convertible Preferred Stock and warrants to finance the Purchase at closing. The purchase price of the acquisition was $25,000,000. The remainder of the funds, net of offering and acquisition related expenses, will provide for additional working capital and broker dealer net capital. The $28,207,000 raised as of March 31, 2006 is recorded as restricted cash with an offsetting liability recorded as Preferred Stock Subscribed - Series E. The Series E Preferred will be converted into 6,667 shares of common stock per $1,000 face value of each Series E Preferred share following the closing of the Purchase and the amendment of Rush's articles of incorporation to increase the number of authorized shares of our common stock. The warrants provide for the purchase of 3,333 shares of the Company's common stock at $0.30 per share of common stock for each share of Series E Preferred.

       We received final approval for the Purchase from the National Association of Securities Dealers, Inc. ("NASD") and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and closed the sale of the Series E Preferred on May 19, 2006 with a total of $35,000,000 raised. The Purchase will be accounted for as a business combination.

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

         Market Wise is an education provider to traders and investors. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. Market Wise's education curriculum is provided to assist traders and investors develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, Market Wise trains students worldwide. For more information about Market Wise Trading School, visit www.marketwise.com. Market Wise had revenue of less than $1,000,000 in 2005.

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

         We were originally founded in 1990, commencing operations in March 1991 as Rushmore Capital Corporation, a traditional financial services company that grew rapidly from a start-up into a retail brokerage organization with a nationwide account base and network of agents and registered representatives, completing our Initial Public Offering (IPO) on the NASDAQ Capital Market at $5.50 per share in April 1998. In 1997, prior to our IPO, we changed our name to Rushmore Financial Group, Inc., and on January 26, 2004 to our current name, Rush Financial Technologies, Inc. to more accurately reflect our repositioning as a real-time financial technology development company and direct access online brokerage firm. We are headquartered in Dallas, Texas, and our common stock is traded on the OTC.BB market under the symbol "RSHF."

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

         Online Trading Academy ("OTA") is an education provider of classroom training, interactive CDs, and online education for individuals interested in learning the latest tools and trading techniques in direct access trading. OTA is a recognized leader in the unique educational niche of live Direct Access Trading education. Using the RushTrade Direct Pro platform, OTA offers teaching facilities and professional instruction, and to make the education even more attractive, we reimburse OTA's students' tuition by offering commission discounts at RushTrade. The agreement calls for a revenue sharing arrangement with NexportX.com, the broker dealer affiliate of OTA, whereby RushTrade is to pay 50% of its net revenue after clearing charges and other costs to NewportX on a monthly basis. The agreement is for a three-year term with a provision for annual renewals upon agreement by the parties. Currently, customer accounts from OTA account for less that 10% of our customer accounts and approximately 20% of our trade volume and revenue. We account for the revenue as RushTrade transaction based revenue and the revenue sharing portion as a commission or customer acquisition cost expense. An amendment to the agreement was executed in 2002 that substituted the revenue sharing provision by the acquisition of 150 customer accounts in exchange for our common stock, which is more fully described in the Notes to Financial Statements on page 10. We believe this relationship allows us to acquire high quality customers, trained on the RushTrade software platform, and enhances the knowledge and effectiveness of the individual trader and therefore the longevity of our customer.

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

Plan of Operation

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2006, our current liabilities exceeded our current assets by $3,610,008. Also, we incurred a net loss of $556,605 during the three months ended March 31, 2006 and have an accumulated deficit of approximately $22,100,000 at March 31, 2006. Although we believe that we will be able to continue to raise the necessary funds until we reach a sustainable level of profitability, these matters raise substantial doubt about our ability to continue as a going concern.

         We have taken several steps to increase cash by the use of borrowings and equity. During the three months ended March 31, 2006, we borrowed $300,000 by issuing 2 separate notes payable. During the three months ended March 31, 2005, we were able to raise operating capital of approximately $350,000 through a private placement of common stock and warrants. During 2004 we raised approximately $1,378,000 from the sale of common stock through private placements and $43,000 through the sale of 12% Senior Secured Convertible Bonds (the "Bonds").


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

         The following table shows the activity level of the RushTrade
Securities, Inc. customer base along with the growth in customer assets from January 1, 2003 to March 31, 2006.

  Quarter      Number     Securities      Cash         Total         Margin        Total
  Ending     of Trades      Value        Balance       Assets         Debt         Equity
--------------------------------------------------------------------------------------------
 3/31/2003     11,786     27,576,863   14,493,000    42,069,863    (3,425,273)    38,644,590
 6/30/2003     26,251     48,282,999   24,211,415    72,494,414    (5,867,397)    66,627,017
 9/30/2003     34,266     63,473,271   31,598,431    95,071,702    (7,924,866)    87,146,836
12/31/2003     46,757     72,734,411   37,031,324   109,765,735    (4,541,192)   105,224,543
 3/31/2004     54,939     91,208,337   44,508,295   135,716,632    (6,761,073)   128,955,559
 6/30/2004     53,650     99,951,700   56,198,375   156,150,075    (9,025,800)   147,124,275
 9/30/2004     44,211     93,534,828   57,997,005   151,531,833    (8,057,032)   143,474,801
12/31/2004     47,720    108,681,093   60,464,762   169,145,855    (8,075,890)   161,069,965
 3/31/2005     51,380    120,308,337   56,291,854   176,600,191    (6,444,742)   170,155,449
 6/30/2005     58,817    131,751,800   60,744,756   192,496,556    (9,558,281)   182,938,275
 9/30/2005     72,172    147,462,352   61,374,431   208,836,783   (12,003,621)   196,833,162
12/31/2005     78,724    167,902,106   57,773,277   225,675,383   (11,050,269)   214,625,114
 3/31/2006     77,973    207,151,984   61,105,257   268,257,241   (12,002,828)   256,254,413

         Later in 2006, we expect RushGroup to begin to produce an additional revenue stream by licensing versions of the RushGroup Software products and by providing order routing services to other brokerage firms and financial institutions. RushGroup plans to offer to the institutional market a new-age platform that is efficient and price competitive. As the industry consolidates both vendors and costs, we believe that we can position ourselves to obtain market share from the current industry leaders through aggressive marketing, competitive pricing, flexible deployment, strategic alliances, efficient delivery and creative consolidation.

         Upon the completion of the Purchase and successful integration of Terra Nova Trading we expect our revenue to show a dramatic increase. Presently, Terra Nova is producing in excess of $40,000,000 in revenues and we expect with a successful integration we will obtain additional revenue and cost savings that will produce positive cash flow and earnings before year end.

3.   Results of Operations

Three Months Ended March 31, 2006 and 2005:

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                         Three Months Ended March 31,
                                     ----------------------------------
                 Revenue                   2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $       674,051    $       483,021
         Software Services                     1,720              2,595
         Corporate                            12,367              6,409
                                     ---------------    ---------------
                    Total            $       688,138    $       492,025
                                     ===============    ===============

         Total revenue for the first quarter increased $196,113, or 40%, from 2005 to 2006. This increase generally reflects increased revenue from in the RushTrade business unit in 2006 compared to 2005.

         Investment services revenue increased $191,030, or 40%, from 2005 to 2006. This increase is due primarily to the addition of sales offices in New York and at the Boston Stock Exchange. We expect these trends to continue; however, RushTrade, like most broker/dealers, is dependent on the overall activity in the United States equity markets. RushTrade will continue to devote resources toward marketing its online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues.

         Software Services had revenue of $1,720, a decrease of $875 from 2005 to 2006. RushGroup has yet to realize any revenues from the licensing of our proprietary software-trading platform to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms and we continue to aggressively pursue these opportunities. While we continue to enhance and strengthen our various software applications, management expects RushGroup software services and licensing potential to be a new source of revenue.

         Corporate revenues increased $5,958 to $12,367 from 2005 to 2006. This increase represents trailing commissions from Rushmore Insurance Services. As this line of business was discontinued, all related revenues and expenses are classified as administrative.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                         Three Months Ended March 31,
                                     ----------------------------------
                  Expense                  2006               2005
         ------------------------    ---------------    ---------------
         Investment Services         $       597,988    $       475,877
         Software Services                   375,582            363,103
         Corporate                           271,173            338,627
                                     ---------------    ---------------
                    Total            $     1,244,743    $     1,177,607
                                     ===============    ===============

         Total expenses, including interest expense, increased $67,136 or 6%, from 2005 to 2006. Investment Services expenses increased 26%, or $122,111, Software Services expenses increased $12,479, or 3%, and Corporate expenses decreased 20%, or $67,454.

         Investment Services expenses increased $122,111, or 26%, from 2005 to 2006. Commission fees increased approximately $141,000 and communication and data processing fees increased approximately $115,000. This was partially offset by a decrease in marketing expenses, including trade show expenses, of approximately $120,000 and a decrease in compensation and benefits expenses of approximately $30,686. The increase in commission fees is a direct correlation to the increase in trade activity from 2005 to 2006. The increase in communication fees is the result of adding additional infrastructure while the decrease in marketing expenses is due to the participation in a trade show during the first quarter of 2005.

         Software Services expenses increased 3% or $12,479 from 2005 to 2006. In the first three months of 2005 we capitalized certain software development costs reducing our 2005 expenses by $87,000. In the first three months of 2006 we did not capitalize any software development costs. In comparing 2005 to 2006, this effectively reduced our first quarter 2005 expenses when compared to the first quarter of 2006. Employee compensation expenses increased approximately $31,000, communication expense increased $10,000 and office expenses increased approximately $12,000 in 2006. Net depreciation expense on capitalized software decreased $128,164 from approximately $191,000 in 2005 to $63,000 in 2006, a 67%
decrease. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs to support the platforms will increase.

         Corporate expenses decreased $67,454, or 20%, from 2005 to 2006. Communication expenses decreased approximately $36,000, accounting and legal fees decreased $19,131 and office expenses decreased approximately $15,000. In 2005, the Company recorded penalties of $19,674 for the late payment of payroll taxes and a loss on the settlement of liabilities of $26,458. These decreases were partially offset by increases in employee compensation expense of approximately $29,000, interest expenses of approximately $9,200, depreciation expenses of approximately $7,000 and other expenses of approximately $4,500.

Liquidity

         Cash Flows from Operating Activities - We incurred a net loss of $556,605 for the three months ended March 31, 2006. This amount was adjusted for non-cash expenses totaling $167,307, as well an increase in accounts payable of $244,953, an increase in accrued payroll tax obligation of $51,548, a decrease in prepaid expenses and other current assets of $65,507 and offset by a decrease in accrued expenses and other liabilities of $24,743, an increase in accounts receivable of $19,513 and an increase in other assets of $74,023; thus yielding net cash flows used in operating activities of $145,569. Our operating liabilities increased primarily due to our lack of available cash to pay our obligations in the first quarter of 2006. We believe that as we continue to execute our business plan and if we are able to increase our current revenue growth rate, we have the necessary infrastructure to support customer accounts that will enable us to become cash flow positive in the fourth quarter of 2006. Our operating margins are such that with revenue growth we will be able to meet fixed costs and our current customer support levels will support a profitable operation.

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

         Cash Flows From Investing Activities - Cash flow used in investing activities during the three months ended March 31, 2006 was $58,692, due to capitalizing $58,461 in costs related to the Purchase and purchasing various fixed assets for $231.

         Cash flow used in investing activities during the three months ended March 31, 2005 was $113,360, due to capitalizing $87,295 in development costs related to the RushTrade direct access software and purchasing various fixed assets for $26,065.

         Cash Flows from Financing Activities - During the three months ended March 31, 2006 we raised $200,000 from the issuance of a convertible note to a related party, $100,000 from the issuance of a related party note payable and approximately $28,176,000 from preferred stock subscriptions. The stock subscription funds are held in escrow pending the Purchase closing which occurred on May 17, 2006.

         During the three months ended March 31, 2005, we raised $353,200 from the sale of common stock and common stock warrants.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At March 31, 2006, we had $3,895,461 in current liabilities, and current assets of $285,453 (excluding the $28,207,000 of restricted cash in escrow and the corresponding current liability). Also, we incurred a net loss of $556,605 during the three months ended March 31, 2006 and $3,180,331 in 2005. We believe the funds raised in connection with the purchase of Terra Nova will enable us to reach a sustainable level of profitability; however, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional revenues, other than intercompany revenues, above current levels until the last quarter of 2006. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern.

         We are presently engaged in several legal proceedings, more fully described in Legal Proceedings on page 24, which could have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. The outstanding claims are in excess of $200,000. We would be unable to pay the claims in total in the short term.

         We have been unable to meet many of our obligations as they have become due. We have convertible notes due to a related party totaling $185,000 that are past due and two additional notes totaling $166,667 that are past due. We have additional notes of $133,333 plus accrued interest that became due on April 7, 2006. We are in discussion with the holders to repay or convert into our common stock, and we expect to be able to repay or restructure these notes.

         We have an estimated federal and state payroll tax obligation of $745,324 at March 31, 2006. We have estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and fourth quarters of 2003, all four quarters of 2004 and the fourth quarter of 2005 in addition to an estimated accrual for interest and penalties. A portion of the payroll taxed for the first quarter of 2006 was due at March 31, 2006 and those taxes were remitted in May 2006. There is no obligation for the first, second or third quarters of 2005, as these taxes have been submitted.

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


Item 3.  Controls and Procedures.

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

                          PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company and its subsidiaries are engaged in legal proceedings and arbitrations from time to time. Management believes some of these proceedings could have a material effect upon the operations or financial condition of the Company if the Company is unsuccessful in defending against the actions.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At March 31, 2006 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been postponed until February 5, 2007.

         On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at March 31, 2006.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at March 31, 2006 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         During the three months ended March 31, 2006 we issued 18,253 shares of common stock as director's fees (valued at $4,250 based on the fair value of our stock on the date of issuance) and 25,000 shares of common stock with a fair market value of $7,500 were canceled due to non-vesting.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         Rush Financial Technologies, Inc.

Dated: May 22, 2006                 By    /s/ Dewey M. Moore, Jr.
                                         ---------------------------------------
                                         Dewey M. Moore, Jr.
                                         Chief Executive Officer

Dated: May 22, 2006                 By    /s/ Randy Rutledge
                                         ---------------------------------------
                                         Randy Rutledge
                                         Chief Financial Officer