Form 10QSB
period 2006-06-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2006-08-21
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition Period from ________________ to ________________

                        Commission file number 000-24057

                        Rush Financial Technologies, Inc.
             ------------------------------------------------------
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

                                 Yes XXX No ____

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes ___ No XXX

         State the number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2006: 37,748,510 shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format;

                                 Yes ___ No XXX

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       December 31,
                                ASSETS                                    2006             2005
                                                                     -------------    -------------
Current assets
   Cash and cash equivalents                                         $   4,658,312    $      23,399
   Cash segregated in compliance with federal regulations              144,306,602             --
   Restricted cash                                                            --             31,000
   Receivables from brokers, dealers and clearing organizations         16,083,319             --
   Receivables from customers                                           31,636,131             --
   Receivables from non customers                                          125,002             --
   Accounts receivable                                                     945,499           78,190
   Prepaid expenses and other current assets                               427,949          134,119
                                                                     -------------    -------------
         Total current assets                                          198,182,814          266,708
                                                                     -------------    -------------

Capitalized software development costs, net                              1,431,985          595,966
Property and equipment, net                                                771,534          108,731
Intangibles, net                                                         4,809,393          135,681
Goodwill                                                                11,661,480             --
Other assets                                                                 2,000           32,800
Deferred acquisition costs                                                    --            553,475
                                                                     -------------    -------------
         Total assets                                                $ 216,859,206    $   1,693,361
                                                                     =============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Line of credit                                                    $   4,140,387    $        --
   Payables to brokers, dealers and clearing organizations                 917,137             --
   Payables to customers                                               174,617,145             --
   Payables to non-customers                                               294,335             --
   Accounts payable and accrued expenses (including $112,605 and
    $88,376 of accrued interest expense due to related parties at
    June 30, 2006 and December 31, 2005, respectively)                   6,639,058        2,412,843
   Accrued preferred stock dividends                                       235,751          209,902
   Liabilities acquired in 2001 acquisition                                332,098          332,098
   Convertible notes payable, including $318,333 due to related
    parties at June 30, 2006 and December 31, 2005)                        485,000          485,000
                                                                     -------------    -------------
         Total current liabilities                                     187,660,911        3,439,843
                                                                     -------------    -------------

   Convertible bonds payable, net of unamortized debt discount of
    $10,636 and $14,201 at June 30, 2006 and December 31, 2005,
    respectively                                                           334,364          330,799
                                                                     -------------    -------------
         Total liabilities                                             187,995,275        3,770,642
                                                                     -------------    -------------

Commitment and contingencies

Shareholders' equity (deficit)
   Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and outstanding; liquidation
    preference of $10 per share                                            140,630          140,630
   Preferred stock - convertible cumulative; $10 par value;
    835,000 shares authorized; 50,980 and 51,980 shares issued and outstanding at June 30, 2006 and December 31, 2005,
    respectively; liquidation preference of $10 per share                  509,800          519,800
   Preferred stock - convertible non-cumulative voting; $10 par value; 35,000 shares authorized, issued and outstanding at
    June 30, 2006; liquidation preference of $1,000 per share              350,000             --
   Common stock - $0.01 par value, 50,000,000 shares authorized;
    37,748,510 and 37,478,127 shares issued and outstanding at
    June 30, 2006 and December 31, 2005, respectively                      377,485          374,781
   Additional paid in capital                                           50,989,386       18,419,535
   Accumulated deficit                                                 (23,503,370)     (21,532,027)
                                                                     -------------    -------------
         Total shareholders' equity (deficit)                           28,863,931       (2,077,281)
                                                                     -------------    -------------
         Total liabilities and shareholders' equity (deficit)        $ 216,859,206    $   1,693,361
                                                                     =============    =============

      See accompanying notes to unaudited consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
Revenues
   Commissions and fees                        $  7,550,548    $    514,281    $  8,217,124    $    994,323
   Interest                                       2,024,365           2,884       2,029,109           6,007
   Other income                                     101,131          23,466         117,950          32,325
                                               ------------    ------------    ------------    ------------
                                                  9,676,044         540,631      10,364,183       1,032,655
Expenses
   Commissions, execution and exchange fees       4,050,894         233,039       4,377,857         434,032
   Employee compensation                          2,936,056         462,682       3,333,366         852,265
   Quotations and market data                     1,116,457          56,136       1,244,784          87,349
   Interest expense on accounts                     915,645            --           915,645            --
   Advertising and promotional                      180,456          90,861         187,230         167,682
   Professional fees                                279,437          90,017         376,464         143,732
   Communications and information technology        180,682          39,338         228,296          73,795
   Occupancy and equipment rental                   160,723          78,710         223,920         144,665
   Depreciation and amortization                    518,781         219,242         624,495         455,164
   Travel and entertainment                          43,996            --            43,996            --
   Other operating expenses                         548,361          41,270         572,847          94,639
                                               ------------    ------------    ------------    ------------
Total expenses                                   10,931,488       1,311,295      12,128,900       2,453,323

Operating income (loss)                          (1,255,444)       (770,664)     (1,764,717)     (1,420,668)

Interest expense                                    159,293          38,880         206,626          74,459
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (1,414,737)   $   (809,544)   $ (1,971,343)   $ (1,495,127)
                                               ============    ============    ============    ============

Beneficial conversion feature on preferred
 stock                                           (46,236,641)           --      (46,236,641)           --

Dividends on preferred stock                        (14,672)        (14,072)        (29,531)        (29,719)
                                               ------------    ------------    ------------    ------------

Net loss attributable to common shareholders   $(47,666,050)   $   (823,616)   $(48,237,515)   $ (1,524,846)
                                               ============    ============    ============    ============

Basic and diluted net loss per share
 attributable to common shareholders           $      (1.26)   $      (0.03)   $      (1.28)   $      (0.06)
                                               ============    ============    ============    ============


Weighted average common shares outstanding,
 basic and diluted                               37,699,953      29,393,556      37,671,104      27,541,667
                                               ============    ============    ============    ============

      See accompanying notes to unaudited consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2006 and 2005

                                                                                2006            2005
                                                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                                                 $ (1,971,343)   $ (1,495,127)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Common stock issued for compensation, services and expenses               271,897          93,339
       Depreciation and amortization                                             624,495         449,390
       Amortization of debt discount                                             145,279          13,555
       Amortization of deferred financing fees                                      --             5,774
       Loss on settlement of liabilities                                            --            26,458
       Change in assets and liabilities, net of effects of acquisition:
          (Increase) decrease in assets:
             Cash segregated in compliance with federal regulations          (29,711,922)           --
             Receivables from brokers, dealers and clearing organizations      3,240,538            --
             Receivables from customers                                       28,322,900            --
             Receivables from non customers                                      309,360            --
             Accounts receivable                                                 990,358         (12,102)
             Prepaid expenses and other assets                                  (261,030)        (25,117)
          Increase (decrease) in liabilities:
             Payables to brokers, dealers and clearing organizations             (46,806)           --
             Payables to customers                                            (3,762,408)           --
             Payables to non customers                                            33,340            --
             Accounts payable and accrued expenses                               344,489          86,722
             Accrued payroll tax obligation                                     (679,615)        109,964
                                                                            ------------    ------------
Net cash used in operating activities                                         (2,150,468)       (747,144)
                                                                            ------------    ------------

Cash flows from investing activities:
   Cash acquired in acquisition                                               10,035,187            --
   Cash paid in acquisition                                                  (25,000,000)           --
   Purchase of property and equipment                                            (90,175)        (69,240)
   Capitalization of software development costs                                     --          (132,851)
                                                                            ------------    ------------
Net cash used in investing activities                                        (15,054,988)       (202,091)
                                                                            ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net                             32,494,407            --
   Proceeds from sale of common stock                                               --           615,000
   Proceeds from exercise of stock options                                        30,000           3,200
   Proceeds from issuance of convertible notes payable to related party          300,000            --
   Payment of convertible notes payable to related party                        (300,000)           --
   Net payments on line of credit                                            (10,684,038)           --
   Proceeds from issuance of note payable to related party                       100,000            --
   Payment of note payable to related party                                     (100,000)           --
                                                                            ------------    ------------
Net cash provided by financing activities                                     21,840,369         618,200
                                                                            ------------    ------------

Net decrease in cash and cash equivalents                                      4,634,913        (331,035)
Cash and cash equivalents at beginning of period                                  23,399         343,510
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  4,658,312    $     12,475
                                                                            ============    ============

      See accompanying notes to unaudited consolidated financial statements



               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2006 and 2005
                                   (continued)

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                                   $       --      $       --
   Cash paid for income taxes                                               $       --      $       --

Supplemental Disclosure of Non-Cash Information:
   Preferred stock dividend accrued                                         $     29,531    $     29,719
   Fair value of warrants issued in connection  with debt
        financing recorded as debt discount                                 $    141,714    $       --
   Common stock issued as payment for accrued interest
        and accrued dividends                                               $      3,682    $    102,145
   Common stock issued in the LostView acquisition                          $       --      $    195,000
   Intangibles acquired with common stock                                   $     22,500    $       --
   Conversion of bonds to common stock                                      $       --      $    140,000
   Common stock issued for conversion of preferred stock                    $     10,000    $       --
   Common stock issued to acquire intangible assets                         $       --      $     82,835





      See accompanying notes to unaudited consolidated financial statements

1.       Basis of Presentation and Company Information

         The financial statements included herein have been prepared by Rush Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly our financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with our financial statements and the notes thereto as of and for the year ended December 31, 2005, included in our annual report on Form 10-KSB for the year ended December 31, 2005 and 8Ka related to the acquisition of Terra Nova Trading, LLC as filed with the Securities and Exchange Commission on July 26, 2006.

         Rush Financial Technologies, Inc. (the "Company," "we" or "us") is a holding company that operates through three primary subsidiaries: a real-time financial technology development company, RushGroup Technologies, Inc. ("RushGroup"), a direct-access online brokerage firm, RushTrade Securities, Inc. ("RushTrade"), and a full service self-clearing agency broker/dealer, Terra Nova Trading L.L.C. ("Terra Nova").

         RushGroup is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to the National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

         RushTrade is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member of the NASD, Pacific Exchange (PCX), Boson Stock Exchange ("BSX"), Securities Investor Protection Corporation ("SIPC") and National Futures Association ("NFA"), offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

         Terra Nova , founded in 1994, is a full-service self-clearing agency broker/dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA, and SIPC, as well as the following exchanges: PCX, International Securities Exchange ("ISE"), Boston Options Exchange ("BOX") and Chicago Stock Exchange ("CHX"). Terra Nova maintains a diversified customer base servicing institutional, wholesale (defined as business-to-business and correspondent clearing for other introducing broker/dealers) and direct market access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange. Headquartered in Chicago, Terra Nova has approximately 70 employees, with a sales presence in New York, San Francisco, Denver and San Antonio. Terra Nova was acquired by the Company on May 17, 2006. See note 3 "Acquisition" for further details.

2.       Significant Accounting Policies

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

Goodwill

         Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. All of the goodwill is related to the Company's May 2006 acquisition. The goodwill resulting from the May 2006 acquisition has been assigned to the Terra Nova reporting unit within the investment services segment.

Share Based Payments

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

         We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the two quarters ended June 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See
Note 10 "Share-based Payments" for further details.

         Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Share-based compensation expense recognized in the consolidated statements of operations during the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As share-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

3.       Acquisition

         On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC, Market Wise Securities, LLC ("MW Securities") and Market Wise Stock Trading School, LLC ("MW School"). We raised $35 million from the sale of 35,000 shares of Series E Convertible Preferred Stock ("Series E Preferred") and 116,655,000 warrants to purchase common stock which was used to finance the acquisition. The purchase price of the acquisition was $25,000,000 plus acquisition costs of $493,122. The remainder of the funds, net of offering and acquisition related expenses, will provide for additional working capital and broker/dealer net capital. We received final approval for the Purchase from the National Association of Securities Dealers, Inc. ("NASD") and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and completed the sale of the Series E Preferred on May 19, 2006 with a total of $35,000,000 raised. The Purchase was accounted for as a business combination.

         The Series E Preferred will be automatically converted into 6,667 shares of common stock per $1,000 face value of each Series E Preferred stock following the amendment of Rush's articles of incorporation to increase the number of authorized shares of our common stock. The warrants provide for the purchase of 3,333 shares of the Company's common stock at $0.30 per share for each share of Series E Preferred. The warrants have a term of five years.

         Terra Nova, founded in 1994, is a full-service self-clearing agency broker/dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA and SIPC, as well as the following exchanges: PCX, ISE, BOX and CHX. Terra Nova maintains a diversified customer base servicing Institutional, Business-to-Business (including Correspondent Clearing for other introducing broker/dealers) and Direct Market Access clients, while offering diversified product offering including equities, options, futures, fixed income and foreign exchange-traded securities. Headquartered in Chicago, Terra Nova has approximately 70 employees, with a sales presence in New York, San Francisco, Denver and San Antonio.

         MW School is an education provider to traders and investors. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. MW School's education curriculum is provided to assist traders and investors develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, MW School trains students worldwide. Operations are minimal.

         MW Securities is a registered broker/dealer authorized to do business in a limited number of states. Currently MarketWise Securities introduced clients to Terra Nova Trading, LLC. Plans are being reviewed to determine the ultimate use for this entity. Operations are minimal.

         The acquisition was accounted for using the purchase method of accounting. As such, the assets and liabilities of the acquired companies have been recorded at their estimated fair values based upon an independent third party valuation and the results of operations of the acquired companies have been included in the consolidated results of operations from May 1, 2006, the effective date of the acquisition for accounting purposes. The excess purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed in the acquisition totaled $11,661,480 and was allocated to goodwill.


         We believe that the Acquisition was in the best interests of our shareholders because, among other things:

     o it enhances the Company's sophisticated front-end trading platform by providing "back-end" execution and clearing services acquired from Terra Nova;

     o the combined technologies of the trading platform and clearing system provide the Company with a complete front-to-back solution;

     o the combined companies have approximately 20,000 customer accounts and over $600 million in customer account assets;

     o the RushGroup platform will be promoted to approximately 20,000 additional customers;

     o Terra Nova was repeatedly ranked among the leaders in direct access online trading by Barron's Magazine and other financial publications;

     o the RushGroup trading platform complements the needs of Terra Nova's diverse client base of institutions, correspondent broker-dealers and direct active traders and investors;

     o when combined, the broker-dealers, RushTrade and Terra Nova, might realize synergies and reduced overhead;

     o the RushGroup trading platform includes a low-cost web-based platform that Terra Nova may add to its product offering, which may assist Terra Nova is expanding its market reach;

     o Terra Nova's ability to support trading in equities, options, futures and FOREX; and


     o MW School's education offering complements the Company's technology initiatives and broker dealer trading activities by providing training in trading, analysis and risk management to traders and investors worldwide.

Preliminary Purchase Price Allocation

     Following is a summary of the amounts assigned to the assets and liabilities of the acquired companies:


           Current assets                             $ 206,175,784
           Current liabilities                         (199,028,109)
           Fixed assets                                     683,967
           Capitilized software (3 year life)             1,000,000
           Intagibles (3 year life)                       5,000,000
           Goodwill                                      11,661,480
                                                      -------------
       Total purchase price                           $  25,493,122
                                                      =============



     None of the goodwill recorded as a result of the acquisition is expected to be deductible for tax purposes.

     During the three and six months ended June 30, 2006, the Company recognized approximately $278,000 of amortization expense related to the intangible acquired.

Unaudited Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January
1, 2005:



                                    Three Months Ended June 30,      Six Months Ended June 30,
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------
Revenues                           $ 13,793,030    $ 15,950,210    $ 27,796,359    $ 25,780,725

Net (loss) attributable to
 common shareholders               $ (1,614,471)   $  3,155,445    $ (2,249,573)   $    952,086
                                   ============    ============    ============    ============

Net income (loss) per share
 attributed to common
 shareholders, basic and diluted   $      (0.04)   $       0.11    $      (0.06)   $      (0.03)
                                   ============    ============    ============    ============

Weighted average common shares
 outstanding, basic and diluted     37,699,953      29,393,556      37,671,104      27,541,667
                                   ============    ============    ============    ============

4.       Use of Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.


5.       Industry Segment Information

         Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. RushTrade and Terra Nova offer broker/dealer services, and their operations have been included in the Investment Services segment. The Software Services segment is comprised of RushGroup which plans to offer licensing of the RushTrade direct access software and other arrangements. There is ongoing development activity on the software to enhance its use to outside entities.

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

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                     June 30,
                                          ----------------------------
             Identifiable Assets              2006            2005
         ----------------------------     ------------    ------------
         Investment Services              $211,045,182    $    201,923
         Software Services                     612,016       1,141,633
         Corporate                           5,202,008         202,895
                                          ------------    ------------
                    Total                 $216,859,206    $  1,546,451
                                          ============    ============


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
    Capital Expenditures             2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $      4,640    $      7,044    $      2,120    $      7,772
Software Services                      52,428          79,985          52,423         167,280
Corporate                              32,876           1,701          35,632          27,039
                                 ------------    ------------    ------------    ------------
           Total                 $     89,944    $     88,730    $     90,175    $    202,091
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
   Depreciation and              ----------------------------    ----------------------------
     Amortization                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $     84,324    $     37,197    $    126,223    $     70,271
Software Services                      64,397         177,826         127,334         373,094
Corporate                             370,060           1,909         370,938           6,025
                                 ------------    ------------    ------------    ------------
           Total                 $    518,781    $    216,932    $    624,495    $    449,390
                                 ============    ============    ============    ============



         The following summarizes our industry segment operating data for the periods indicated:



                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
          Revenue                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $  9,656,262    $    514,027    $ 10,330,313    $    997,048
Software Services                       1,650           1,075           3,370           3,670
Corporate                              18,132          25,529          30,499          31,937
                                 ------------    ------------    ------------    ------------
           Total                 $  9,676,044    $    540,631    $ 10,364,182    $  1,032,655
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
         Non-operatin            ----------------------------    ----------------------------
       Interest Expense              2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $      2,213    $        310    $      3,260    $        310
Software Services                         786            --             2,275              33
Corporate                             156,294          38,570         201,091          74,116
                                 ------------    ------------    ------------    ------------
           Total                 $    159,293    $     38,880    $    206,626    $     74,459
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
       Net Income (Loss)             2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $    213,575    $     16,736    $    291,585    $     23,880
Software Services                    (391,220)       (485,787)       (765,081)       (846,295)
Corporate                          (1,237,092)       (340,493)     (1,497,846)       (672,712)
                                 ------------    ------------    ------------    ------------
           Total                 $ (1,414,737)   $   (809,544)   $ (1,971,342)   $ (1,495,127)
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
          Expense                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $  9,442,687    $    497,291    $ 10,038,728    $    973,168
Software Services                     392,870         486,862         768,451         849,965
Corporate                           1,255,224         366,022       1,528,345         704,649
                                 ------------    ------------    ------------    ------------
           Total                 $ 11,090,781    $  1,350,175    $ 12,335,524    $  2,527,782
                                 ============    ============    ============    ============

6.   Reclassification

         Certain prior period balances have been reclassified to conform to the current period presentation.


7.   Net Loss per Share

         Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common stocks outstanding for the period. Common stock equivalents representing stock options and warrants, convertible bonds, notes, and preferred stock were not included in the computation of diluted net loss per share because they were antidilutive.

8.   Convertible Notes

         As of June 30, 2006 we have convertible notes due to a related party totaling $185,000 plus accrued interest that are past due and four additional notes totaling $300,000 plus accrued interest that are past due. We are in discussion with the holders, and we expect to be able to repay or restructure these notes.

         On March 8, 2006 we borrowed funds from and issued a convertible note for $200,000 to a related party. This note accrued interest at the rate of 10% per annum payable quarterly commencing July 1, 2006 and was secured by a general security interest in all assets. The note was due on the earlier of September 8, 2007 or at the option of the payee, the date we consummate an equity or debt financing of at least $200,000. The note plus accrued interest was convertible, in whole or in part, at the option of the payee into our equity securities as part of an equity or debt public or private offering. The note was to convert to equity at the then current private or public offering rate. We calculated the value of the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since the note was contingently convertible, the intrinsic value of the beneficial conversion feature would not be recorded until the note became convertible. We borrowed an additional $100,000 from the related party on April 28, 2006. The $200,000 principal amount above was amended to read $300,000. All other terms of the note remained unchanged.

         In connection with the note, we issued 1,000,000 warrants for the purchase of our common stock at a price of $0.22 per share. These warrants expire on March 7, 2011. We recorded a debt discount of $83,061 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and 4.37% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27, we were amortizing the debt discount to interest expense over the eighteen-month term of the note.

         On May 15, 2006 we repaid the note. In relation to this repayment we expensed the remainder of the debt discount in the second quarter of 2006. For the three and six months ending June 30, 2006 interest expense related to amortization of the debt discount was $77,827 and $83,061, respectively.

9.   Note Payable

         We borrowed funds from and issued a note for $100,000 on January 3, 2006 to a related party. This note accrued interest at the rate of 12% per annum payable in full with accrued interest on January 3, 2007. The note was secured by "the software and all related intellectual property known as RushTrade Direct and RushTrade Direct Pro, the direct access trading products of RushTrade.com and the internet domain names RushTrade.com and daytrade.com". In connection with the note, we issued 869,566 warrants for the purchase of our common stock at $0.23 per share. The warrants expire January 7, 2011. We recorded a debt discount of $58,653 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 91% volatility, no dividend yield, 5 year term and 4.73% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27, we were amortizing the debt discount to interest expense over the twelve-month term of the note. We repaid this note in May 2006 and accordingly expensed the remainder of the debt discount. For the three and six months ending June 30, 2006 interest expense related to the amortization of this debt discount was $44,673 and $58,653, respectively.

10.  Share-based Payments

         We have a 1997 Stock Option Plan (the "1997 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 1997 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 1997 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At June 30, 2006, there were a total of 243,182 options outstanding under the 1997 Stock Option Plan. Of the original 500,000 shares available under the plan, 223,903 options remain available for issue.

         We also have a 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2000 Option Plan covers, in the aggregate, a maximum of 500,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2000 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At June 30, 2006, there were a total of 438,040 options outstanding under the 2000 Stock Option Plan and 51,960 remain available for issue.

         We also have a 2002 Stock Option Plan (the "2002 Option Plan"), which provides for the grant to eligible employees and directors of options for the purchase of common stock. The 2002 Option Plan covers, in the aggregate, a maximum of 1,000,000 shares of common stock, and provides for the granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and nonqualified stock options (options which do not meet the requirements of Section 422). Under the 2002 Option Plan, the exercise price may not be less than the fair market value of the common stock on the date of the grant of the option. At June 30, 2006, there were a total of 985,000 options outstanding under the 2002 Stock Option Plan, and 15,000 remain available for issue.

         On December 15, 2004 a Long-Term Incentive Plan ("LTIP") was approved by the Board of Directors and ratified by the shareholders at our Annual Shareholders' Meeting in 2005 to provide certain incentives to certain employees, directors, consultants, and advisors of the Company and its subsidiaries. The LTIP provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any share-based plan for the directors, officers or employees of the Company. At June 30, 2006, there were a total of 1,076,381 options outstanding under the LTIP and 1,004,545 remaining available for issue.

         In conjunction with the Purchase and issuance of the Series E Preferred, the board authorized the issuance of warrants for up to 35,000,000 shares of common stock to the employees of Rush and Terra Nova. On May 19, 2006, 32,150,000 warrants were issued to employees. These warrants have an exercise price of $0.28 per share, a term of five years and vest 25% after 12 months; another 25% after 24 months; and the remaining 50% after 36 months. These warrants have a fair value of $4,887,687, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year expected life and 5.16% risk free interest rate. We recorded share-based compensation expense of $140,518 during the quarter relating to these warrants. At June 30, 2006, 2,850,000 warrants remain available for issuance.

Impact of the Adoption of FAS 123(R)

         We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and six month periods ended June 30, 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, we have recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. The impact on our results of operations of recording share-based compensation for the three and six month periods ended June 30, 2006 was as follows:

                                Three months Ended    Six Months Ended
                                    June 30, 2006       June 30, 2006
                                ------------------   ------------------
          Investment Services     $      127,823       $      150,097
          Software Services               15,978               19,953
          Corporate                       15,978               18,176
                                ------------------   ------------------
                                  $      159,779       $      188,227
                                ==================   ==================

         The adoption of FAS 123(R) did not change our basic and diluted loss per share for the three months ended June 30, 2006 and increased our basic and diluted loss per share by $0.01 for the six months ended June 30, 2006.


Valuation Assumptions


         The fair value of each share based award is estimated on the date of grant using the Black Scholes option pricing model. Our expected volatility is based on historical volatility of the Company's share. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.


Share-based Payment Award Activity

A summary of employee stock option activity under the 1997 Option Plan, 2000 Option Plan and LTIP as of June 30, 2006 and for the six months then ended is presented below:


                                                                     Weighted
                                                      Weighted       Average
                                                      Average        Remaining       Aggregate
                                                      Exercise      Contractual      Intrinsic
                                          Options      Price      Term (in years)      Value
------------------------------------   -----------   ----------   ---------------   -----------
Balance at December 31, 2005             2,867,603     $ 0.26
Granted                                          -          -                            43,000
Exercised                                 (200,000)      0.15
Forfeited                                 (125,000)      0.21
                                       -----------   ----------
Balance at June 30, 2006                 2,542,613     $ 0.28           2.82        $   156,408
                                       ===========   ==========   ===============   ===========

Options exercisable at June 30, 2006     2,009,742     $ 0.28           2.44        $   139,317
                                       ===========   ==========   ===============   ===========

         The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for awards that were in-the-money at June 30, 2006. As of June 30, 2006, there was approximately $74,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years. During the three and six months ended June 30, 2006, we recognized compensation expense of $19,261 and $47,709, respectively, related to options vesting under our option plans. Cash received for the exercise of stock options during the six months ended June 30, 2006 totaled $30,000.

A summary of employee warrant activity as of June 30, 2006 and for the six months then ended is presented below:

                                                                     Weighted
                                                      Weighted       Average
                                         Employee     Average        Remaining       Aggregate
                                         Warrants     Exercise      Contractual      Intrinsic
                                       Outstanding     Price      Term (in years)      Value
------------------------------------   -----------   ----------   ---------------   -----------
Balance at December 31, 2005                     -     $    -
Granted                                 32,150,000       0.28
Exercised                                        -          -
Forfeited                                        -          -
                                       -----------   ----------
Balance at June 30, 2006                32,150,000     $ 0.28           4.89        $       -
                                       ===========   ==========   ===============   ===========

Options exercisable at June 30, 2006             -     $    -              -        $       -
                                       ===========   ==========   ===============   ===========

         The weighted average grant date fair value of warrants granted to employees during the three and six months ended June 30, 2006 was $0.25.

Restricted Stock

         A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the six months ended June 30, 2006 is presented below:

                                                          Weighted
                                                          Average
                                                         Grant Day
                                             Shares      Fair Value
                                           ----------    ----------
           Non vested at January 1, 2006      307,500    $     0.21
               Granted                           --            --
               Forfeited                      (42,500)         0.30
               Vested                        (265,000)         0.20
                                           ----------    ----------
           Non vested at June 30, 2006           --      $     --
                                           ==========    ==========

         The total fair value of shares vested during the three and six months ended June 30, 2006 was $42,750 and $50,650, respectively.

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

         Prior to the adoption of FAS No. 123(R), we provided the disclosures required under FAS 123, as amended by FAS 148. No share-based compensation expense for share options was recognized in our results of operations for the three and six month periods ended June 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Had we determined compensation expense based on the grant date fair value for share options under FAS 123 and FAS 148, our pro form net loss and net loss per share would have been as follows:


                                              Three Months       Six Months
                                             Ended June 30,    Ended June 30,
                                             --------------    --------------
                                                   2005              2005
                                             --------------    --------------
Net loss attributable to common
 shareholders, as reported                   $     (823,616)   $   (1,524,846)
Add: Stock-based employee compensation
 expense included in reported net loss                 --                --
Deduct: Stock-based employee compensation
 expense determined under fair value
 based method                                        (4,738)           (4,738)
                                             --------------    --------------
Pro forma net loss                           $     (828,354)   $   (1,529,484)
                                             ==============    ==============

Net loss per common share, basic and
 diluted
   As reported                               $        (0.03)   $        (0.06)
                                             ==============    ==============
   Pro forma                                 $        (0.03)   $        (0.06)
                                             ==============    ==============

         The Company has 50,000,000 shares of common stock authorized and 37,478,510 shares of common stock outstanding at June 30, 2005. The total convertible securities, options and warrants outstanding at June 30, 2006 total 19,147,073 shares on an "as if converted" basis resulting in an authorized share deficit of 6,880,103 shares. The Company has proposed in the 2006 proxy an amendment to the articles of incorporation to increase the number of authorized shares to 800,000,000.


11.   Common Stock

         During the first quarter of 2006, we issued 18,353 shares of common stock as director's fees (valued at $4,250 based on the fair market value of our share on the date of issuance) and 25,000 shares of common stock with a fair market value of $7,500 were retired due to non-vesting. The 25,000 shares were originally issued as deferred employee compensation.

         During the second quarter of 2006 we issued 32,300 shares of common stock as director's fees (valued at $9,750 based on the fair market value of our share on the date of issuance), 40,000 shares of common stock were issued for the conversion of $10,000 of convertible preferred stock , 14,730 shares of common stock with a fair value of $3,535 on the date of issuance were issued as payment of preferred dividends and 7,500 shares of common stock with a fair value of $2,020 on the date of issuance were issued as employee compensation. 200,000 stock options were exercised for proceeds of $30,000. Additionally, 17,500 shares of common stock with a fair market value of $5,425 were retired due to non-vesting. The 17,500 shares were originally issued as deferred employee compensation.


12.       Payroll Tax Obligation

         We had an estimated federal and state payroll tax obligation of $745,324 at March 31, 2006. We estimated this obligation to be the amounts of tax withheld from employees and the employer portion of Social Security Federal Tax Obligation for the first and fourth quarters of 2003, all four quarters of 2004 and the fourth quarter of 2005 in addition to an estimated accrual for interest and penalties. In the second quarter of 2006 we brought our past due payroll tax obligation current.

13.      Leases

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

         We have long term office leases in Dallas, Texas and Chicago, Illinois.

14.      Related Party Transactions

         During the period ending June 30, 2006 we borrowed funds from and issued two notes to two related parties (see notes 8 and 9 for a more complete discussion). We believe that the transactions were on terms similar to those that could be obtained from unaffiliated third parties. We borrowed an additional $100,000 from a related party on April 28, 2006. The $200,000 principal amount referenced in Note 8 "Convertible Notes" above was amended to read $300,000. All other terms of the note remain unchanged. Both of these notes were repaid in May 2006.


15.      Cash Segregated in Compliance with Federal Regulations

         Terra Nova maintained cash segregated in compliance with federal regulations of $144.3 million as of June 30, 2006. Such funds have been segregated in special reserve accounts with Harris Trust and Savings Bank and BMO Capital Markets primarily in interest bearing cash deposits, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

16.  Receivables from Customers

         Terra Nova receivables from brokerage customers as of June 30, 2006 was $31.6 million, primarily consisting of margin loans to brokerage customers. Margin loans are secured by securities owned by brokerage customers. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts.

         Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, the NASD, various clearing firms, and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it feel necessary to protect itself from loss. There is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova.

17.  Receivable from Brokers

         Terra Nova's receivable from brokers as of June 30, 2006 was $16 million. Such receivable consists primarily of securities borrowed and commissions receivable. Securities borrowed transactions require Terra Nova to provide the counterparty with collateral in the form of cash. Terra Nova adjusts this amount on a daily basis as the value of the securities borrowed may change. Terra Nova utilizes Merrill Lynch, Pierce, Fenner & Smith Limited as a clearing broker for institutional equities, option omnibus and various correspondents' clearing business, R.J. O'Brien for clearance of fully-disclosed futures business, and HotSpot for fully-disclosed forex business.

18.  Regulatory Requirements

         Terra Nova, MW Securities and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova and RushTrade are subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the "alternative method", which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate debit items. Further since Terra Nova is registered to accommodate prime brokerage business, it is further subjected to a minimum net capital requirement of $1.5 million.

Net Capital Requirements at June 30, 2006 were as follows:

                                            Capital          Excess
                          Net Capital     Requirement     Net Capital
                         -------------   -------------   -------------

         Terra Nova      $   7,544,789   $   1,500,000   $   6,044,789
         MarketWise BD          24,527           5,000          19,527
         RushTrade             200,081           5,000         195,081

19.  Legal Proceedings

         From time to time we are involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At June 30, 2006 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been postponed until February 5, 2007.

         On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at June 30, 2006.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at June 30, 2006 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         Office of Foreign Assets Control ("OFAC") has indicated to Terra Nova that it believes that Terra Nova violated U.S. economic sanctions against Iran by opening, through it's branch office MB Trading, an account for an individual resident of Tehran, Iran. The account in question, which funded with less than $5,000 and was open for approximately one month, engaged in securities trading for approximately fifteen days. OFAC has indicated that it believes that the foregoing gives rise to an assessable penalty of $458,998 against Terra Nova, prior to taking into account any mitigating factors, under published guidelines, which could result in a reduction of the penalty by as much as 75% to $114,750. Terra Nova is engaged in settlement discussions with OFAC concerning such mitigating factors and the amount of the penalty imposed. At June 30, 2006 we have accrued a liability of $120,000 related to this issue which is management's best estimate of the ultimate penalty that will be assessed.

         A claim by plaintiffs Fane Lozman and Blue Water Partners, Inc. indicated that Terra Nova allegedly usurped corporate opportunities owed to Blue Water Partners in 1994 and continuing to the present, allegedly owed brokerage and software commission payments to plaintiffs since 1995, and for specific performance or the monetary equivalent based on a claim that Lozman was promised half ownership in Terra Nova. Terra Nova denies the allegations and vigorously defended itself at the trial for the legal claim, which resulted in a jury verdict in Terra Nova's favor on December 16, 2004. State Farm Insurance Company filed an action against Terra Nova seeking a declaration that State Farm does not owe a defense or indemnity obligation to Terra Nova arising out of State Farm's policies of insurance sold to Terra Nova during the relevant time periods. Terra Nova intends to vigorously defend the claim and believes it has meritorious defenses against State Farm for bad faith and seeks to recover its legal fees and costs arising from its defense in the Lozman litigation described above. Furthermore Terra Nova has filed a counter claim.

         We establish liabilities when a particular contingency is probable and estimable. For contingencies noted above, we have accrued amounts considered probable and estimable. We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operation.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

1.   Recent Developments

         The Company issued $35,000,000 in Series E Preferred Stock and detached warrants. Fees associated with the issuance, including commissions, were $2,488,206. The Company also issued approximately 14,462,000 underwriter warrants with a fair value of $2,980,422 recorded as additional paid in capital. The issuance of the Series E Preferred Stock resulted in a beneficial conversion feature with a pro forma value of $13,569,974.

         We received final approval for the Purchase from the National Association of Securities Dealers, Inc. ("NASD") and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and closed the sale of the Series E Preferred on May 19, 2006 with a total of $35,000,000 raised. The Purchase has been accounted for as a business combination.

         The Company paid $25,000,000 in cash for the acquisition of Terra Nova, MW School and MW Securities. Additionally, the Company paid $275,068 in acquisition related legal and accounting fees, severance expenses of $325,000 and $218,054 of other acquisition costs.

          Terra Nova Trading, LLC., founded in 1994, is a full-service self-clearing agency broker/dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA and SIPC, as well as the following exchanges: PCX, ISE, BOX and CHX. Terra Nova maintains a diversified customer base servicing Institutional, B-to-B (including Correspondent Clearing for other introducing broker/dealers) and Direct Market Access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange. Headquartered in Chicago, Terra Nova has over 90 employees, with a sales presence in New York, San Francisco, Denver and San Antonio.

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

         MW School is an education provider to traders and investors. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. Market Wise's education curriculum is provided to assist traders and investors develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, MW School trains students worldwide. For more information about MW School, visit www.marketwise.com. Market Wise had revenue of less than $1,000,000 in 2005.

         MW Securities is a registered broker dealer in Illinois and Colorado. It is currently introduces accounts to Terra Nova and receives compensation for those services.

2.   RushTrade and RushGroup Business Summary

         Rush Financial Technologies, Inc. (the "Company," "we" or "us") is a holding company that operates through three primary subsidiaries: a real-time financial technology development company, RushGroup Technologies, Inc. ("RushGroup"), a direct-access online brokerage firm, RushTrade Securities, Inc. ("RushTrade"), and a full service self-clearing agency broker/dealer, Terra Nova Trading L.L.C. ("Terra Nova").

         RushGroup is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Share Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to the National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

         RushTrade is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member of the NASD, Pacific Exchange (PCX), Boson Share Exchange ("BSX"), Securities Investor Protection Corporation ("SIPC") and National Futures Association ("NFA"), offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations.

         For more information about RushTrade, RushGroup and their products, please visit www.rushtrade.com and www.rushgroup.com.

         Terra Nova , founded in 1994, is a full-service self-clearing agency broker/dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA, and SIPC, as well as the following exchanges: PCX, International Securities Exchange ("ISE"), Boston Options Exchange ("BOX") and Chicago Stock Exchange ("CHX"). Terra Nova maintains a diversified customer base servicing institutional, wholesale (defined as business-to-business and correspondent clearing for other introducing broker/dealers) and direct market access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange. Headquartered in Chicago, Terra Nova has over 70 employees, with a sales presence in New York, San Francisco, Denver and San Antonio.

Overview

         Rush Financial Technologies, Inc. was originally founded in 1990 as a traditional financial services company that grew rapidly from a start-up into a retail brokerage organization with a nationwide account base and network of agents and registered representatives for the sale of investment products. Rush's common stock began trading on the Nasdaq SmallCap Market under the symbol "RFGI" following its initial public offering in April 1998. On August 23, 2002 the stock moved to the Nasdaq OTC Bulletin Board Market after its delisting from the Nasdaq SmallCap Market.

         In 2000, we launched a multi-million dollar proprietary technology development initiative in response to the burgeoning market for direct access online trading. After more than three years of development and successful beta testing, we introduced our direct access technology platform in August 2002 under our RushTrade(R) brand. This technology will be the primary trading platform for the organization's broker/dealer efforts.

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

         On March 30, 2006, we entered into a Membership Interest Purchase Agreement with TAL Financial Services, LLC providing for Rush to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. Terra Nova Trading, the most significant part of this acquisition has annual revenue in excess of $40,000,000.

         Rush is a holding company that operates through three principal operating subsidiaries:

         Terra Nova is a leading direct access self-clearing broker/dealer committed to providing the trading tools and services necessary for the client to succeed. The diverse product offering and diverse client base combined with a network of partnerships and alliances, and superior service, Terra Nova gives its customers the best opportunities in a changing marketplace. Terra Nova is recognized as a pioneer and leader in the world of electronic trading, and is a trusted online direct access broker/dealer for Institutional, Wholesale and Direct clients. From a self-clearing standpoint, Terra Nova processes transactions of a diverse product offering on its own proprietary system.

         RushGroup is a wholly owned subsidiary of the Company. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders.

         RushTrade is a wholly owned subsidiary of the Company. RushTrade, a fully-disclosed introducing broker/dealer and member of the NASD, PCX and SIPC, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers utilizing RushGroup's software products. RushTrade customer accounts are insured up to $25 million and are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from most foreign countries. Customer accounts are self-directed, and RushTrade does not provide advice or make trade recommendations. For more information about RushTrade and our products, please visit www.rushtrade.com and www.rushgroup.com.

Products

         RushGroup has exclusively developed and supports several proprietary products: RushTrade Direct, a Level I browser-based product, RushTrade Direct Plus, a streaming Level I software-based product, and RushTrade Direct Pro, a Level II software-based product. RushGroup offers real-time financial services technologies, direct access trading applications, and Advanced Order Management Systems (OMS), to the online brokerage and institutional trading industry. RushGroup's products have been fully validated in the market, having executed a total stock market value of over $2.3 billion in its first year of operations.

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

         With portfolio management tools that include real-time
"straight-through" posting of trade positions and account balances, the technological advancements made in RushTrade Direct Pro software constitute the third generation (3G) trading software that is much more efficient than that of the traditional online firms. RushGroup's software is thin and efficient compared to older "legacy" software trading platforms.

Broker/Dealer Products

The Terra Nova Trading, L.L.C. broker/dealer offers a diverse product offering including

Equities
Options
Futures
Commodity Options
Fixed Income
Mutual Funds
Forex

         The broker/dealer's primary trading technology will be the RushGroup technology product offering. In addition, Terra Nova will continue to offer other front end trading platforms including the Townsend Analytic, Ltd., RealTick product.

         Terra Nova is a full service agency broker/dealer. The clients primary trade on a self-directed basis through the front end trading platforms, but may also transact trades through the Terra Nova trade desk.

Broker/Dealer Technology

         Terra Nova currently owns its proprietary software used to enable it to self-clear the broker/dealer transactions. This software acquired in 2004 and has been continually enhanced. It allows Terra Nova to control the clearing process while allowing for scale in transactions. This business model has provided Terra Nova with a lower cost model with substantially increased control

Technology

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

Market Opportunity

         Demographic shifts and new technologies always drive change; electronic brokerage, electronic clearing and electronic order matching is changing the retail brokerage and institutional trading industry. In addition, recent regulatory actions are opening up new opportunities for RushGroup's products and services. RushTrade Group is positioning itself to benefit from the convergence of these industry trends and regulatory changes. We believe that new technologies have begun to erode the dominance previously enjoyed by a few large players. New market opportunities have emerged for new providers like RushGroup, who can efficiently and cost effectively deliver financial tools and information.

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

         As DMA technology becomes more commonplace among institutions, we expect semi-professionals to account for a smaller portion of overall NYSE and NASDAQ stock volume. On the other hand, many industry experts argue that with the implementation of Regulation NMS in mid 2006 - and the resulting "electronification" of the NYSE and other regional exchanges - semi-professional volumes could actually increase.

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

Growth Strategy

         We have two core businesses with two primary channels of distribution for our products and services. Currently driving our revenue growth is our direct-access self-clearing broker/dealer subsidiary, Terra Nova (as well as RushTrade Securities, Inc.), both are NASD and SIPC members registered in all 50 U.S. states and accepts new customers from most foreign countries

         We are executing a low cost "guerrilla" sales and Internet marketing strategy in addition to our strategic alliances that are producing sustained rates of sales growth. Visits to our web domains, www.terranovatrading.com, www.daytrade.comand www.rushtrade.com, have created a growing web traffic that generates most of our current sales leads. We believe that we can position ourselves as a low cost leader in the retail direct access market as we prepare to launch our products and services in the institutional marketplace. Referrals are a significant part of our growth strategy.

         Another significant means of growth currently comes from various marketing partners and strategic alliances. This is a significant part of the growth strategy going forward.

         Terra Nova and RushGroup continue to perform well and are nationally recognized by various experts including Barrons and others who review and comment on this industry.

Competition

         The retail and online brokerage industries are highly competitive with many large, diversified, well-capitalized brokerage firms, financial institutions and other organizations. The Company, in many instances, competes directly with organizations that are well capitalized and that have substantial name brand recognition for market share of commission dollars.

         Most of the Company's competitors are larger, well capitalized organizations that offer a full range of investment products. Several of these competitors in recent months have lowered the commissions they charge their customers, and have reduced or eliminated charges for software subscriptions. We have lowered our commissions and software license fees to be more competitive and believe that we are able to compete in this market, although dominated by larger companies, due to our new-generation product offerings, low cost operational infrastructure and responsive customer service.

Employees

         We have a total of 15 full time employees located in our offices in Dallas, Texas. There are two independent contractors.

         We have over 70 employees located in our offices in Chicago, Illinois. There are two independent contractors.

Properties

         We lease 3,800 square feet at the Dallas Galleria One Office Tower, Dallas, Texas. We lease approximately 15,000 square feet at the 100 South Wacker Drive, Chicago, Illinois. We believe these facilities are adequate to meet our requirements at the current level of business activity.

Regulation

         Our business is subject to a high degree of regulation. The securities business is one of the most highly regulated industries in the United States, and regulatory pressures can have a direct effect on our operations.

         RushTrade, MW Securities and Terra Nova are subject to regulation by the Securities and Exchange Commission, the NASD, the SIPC, the Texas State Securities Board, and the securities exchanges. The NASD and State Securities Board regularly inspect their books and records to determine compliance with laws applicable to securities dealers. Under the rules of the SEC and NASD, broker/dealers are required to maintain varying levels of net capital. Any deficiencies in net capital due to losses or otherwise can result in regulatory action including fines, suspensions and sanctions. Terra Nova, MW Securities and RushTrade are currently not the subject of any regulatory deficiencies or legal proceedings with any regulatory authority.

         Our management is subject to regulation by the Securities and Exchange Commission and state securities regulators. Such regulation covers testing and background checks on our officers and employees, review and approval of business methods, compensation structures, advisory agreements and advertising.

3.   Results of Operations

Three months ended June 30, 2006 and 2005:

The following table sets forth the components of our revenues for the periods indicated:

                                            Three Months Ended June 30,
                                           ----------------------------
                    Revenue                    2006            2005
          ----------------------------     ------------    ------------
          Investment Services              $  9,656,262    $    514,027
          Software Services                       1,650           1,075
          Corporate                              18,132          25,529
                                           ------------    ------------
                     Total                 $  9,676,044    $    540,631
                                           ============    ============

         Total revenue for the second quarter increased $9,135,413, or 1690%, from 2005 to 2006. This increase reflects substantially the increased revenue from the acquisition of Terra Nova.

         Investment services revenue increased $9,142,235, or 1,778%, from 2005 to 2006. This increase is due primarily to the addition of Terra Nova. Our broker/dealer is dependent on the overall activity in the United States equity markets. We will continue to devote resources toward marketing our online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues.

         Software Services had revenue of $1,650, an increase of $575 from 2005 to 2006. RushGroup has yet to realize any revenues from the licensing of our proprietary software-trading platform to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms and we continue to aggressively pursue these opportunities. While we continue to enhance and strengthen our various software applications, management expects RushGroup software services and licensing potential to be a new source of revenue. During the next period our focus will be on providing our trading platforms to Terra Nova customers.

         Corporate revenues decreased $7,397 to $18,132 from 2005 to 2006. This decrease represents trailing commissions from Rushmore Insurance Services. As this line of business was discontinued, all related revenues and expenses are classified as corporate.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                            Three Months Ended June 30,
                                           ----------------------------
                    Expense                    2006            2005
          ----------------------------     ------------    ------------
          Investment Services              $  9,442,687    $    497,291
          Software Services                     392,870         486,862
          Corporate                           1,255,224         366,022
                                           ------------    ------------
                     Total                 $ 11,090,781    $  1,350,175
                                           ============    ============

         Total expenses, including interest expense, increased $9,740,606 or 721%, from 2005 to 2006. Investment Services expenses increased 1799%, or $8,945,396, Software Services expenses decreased $93,992, or 19%, and Corporate expenses increased 243%, or $889,202.

         Investment Services expenses increased $8,945,396, or 1,799%, from 2005 to 2006. This reflects the additional expenses from acquiring Terra Nova, May 1, 2006. Employee compensation and benefits increased $2,197,530, commissions, exchange and clearing fees increased 3,817,852, communications and data processing increased $1,229,810, office expense increased $52,775, advertising and marketing increased $178,121, and other expenses increased approximately $1,500,000. We also had an increase of $368,000 in depreciation and amortization expenses from the amortization of intangibles related to the acquisition of Terra Nova. We believe that once the broker/dealers realize many of the synergies that have been identified our costs as a percentage of revenue will decline.

         Software Services expenses decreased 19% or $93,992 from 2005 to 2006. In the second three months of 2005 we capitalized certain software development costs reducing our 2005 expenses by $45,000. In the second three months of 2006 we did not capitalize any software development costs. In comparing 2005 to 2006, this effectively reduced our first quarter 2005 expenses when compared to the first quarter of 2006. Employee compensation expenses increased approximately $14,000, office expenses increased approximately $16,500 and other expenses increased 4,600 in 2006. These increases were offset by net depreciation expense on capitalized software decreased $119,000 and a decrease in communication and data processing expense of $53,500. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs to support the platforms will increase.

         Corporate expenses increased $889,504, or 243%, from 2005 to 2006. Employee compensation and benefits expense increased $328,000 from the payment of deferred salaries. We also had an increase of $124,000 in interest expense related to the write off of debt discounts on short term notes payable and an increase in other expenses of $122,000. These increases were partially offset by decreases in office expenses of $27,000, advertising and marketing expenses of $17,000 and accounting and legal expenses of $17,000.

Six months ended June 30, 2006 and 2005:

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                             Six Months Ended June 30,
                                           ----------------------------
                   Revenue                     2006            2005
         ----------------------------      ------------    ------------
         Investment Services               $  9,776,019    $    997,048
         Software Services                     392,870            3,670
         Corporate                             921,892           31,937
                                           ------------    ------------
                    Total                  $ 10,364,182    $  1,032,655
                                           ============    ============

         Total revenue for the first six months increased $9,331,528, or 904%, from 2005 to 2006. This increase generally reflects increased revenue from in the acquisition of Terra Nova.

         Investment services revenue increased $9,333,265, or 936%, from 2005 to 2006. This increase is due primarily to the addition of sales from the addition of the Terra Nova business unit. We expect these trends to continue; however, our broker/dealers, like most broker/dealers, are dependent on the overall activity in the United States equity markets. We will continue to devote resources toward marketing our online trading platforms and increasing the overall customer base, which should drive increases in trade volumes and revenues.

         Software Services had revenue of $3,370, a decrease of $300 from 2005 to 2006. RushGroup has yet to realize any revenues from the licensing of our proprietary software-trading platform to unrelated third party entities. We have had contact with several institutions and brokerages about the licensing potential of various software components or applications of the RushTrade platforms and we continue to aggressively pursue these opportunities. While we continue to enhance and strengthen our various software applications, management expects RushGroup software services and licensing potential to be a new source of revenue.

         Corporate revenues decreased $1,438 to $30,499 from 2005 to 2006. This decrease represents trailing commissions from Rushmore Insurance Services. As this line of business was discontinued, all related revenues and expenses are classified as administrative.

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                             Six Months Ended June 30,
                                           ----------------------------
                   Expense                     2006            2005
         ----------------------------      ------------    ------------
         Investment Services               $ 10,372,060    $    973,168
         Software Services                      768,453         849,965
         Corporate                            1,195,013         704,649
                                           ------------    ------------
                    Total                  $ 12,335,524    $  2,527,782
                                           ============    ============

         Total expenses, including interest expense, increased $9,807,744 or 388%, from 2005 to 2006. Investment Services expenses increased 932%, or $9,065,560, Software Services expenses decreased $81,514, or 10%, and Corporate expenses increased 117%, or $823,696.

         Investment Services expenses increased $9,065,560, or 932%, from 2005 to 2006. Employee compensation and benefits expense increased $2,126,558, commission, exchange and clearing fees increased approximately $3,971,000, communication and data processing fees increased approximately $1,298,806, office expense increased $180,000, other expenses increased $551,000, depreciation and amortization expense increased $919,000. This was partially offset by a decrease in advertising and marketing expenses of $36,000. We also had an increase of $368,000 in depreciation and amortization expenses from the amortization of intangibles related to the acquisition of Terra Nova. The increases in these expenses are attributable to the increased cost associated with the Terra Nova business unit.

         Software Services expenses decreased 10% or $81,514 from 2005 to 2006. In the first six months of 2005 we capitalized certain software development costs reducing our 2005 expenses by $133,000. In the first six months of 2006 we did not capitalize any software development costs. In comparing 2005 to 2006, this effectively reduced our first quarter 2005 expenses when compared to the first quarter of 2006. Employee compensation expenses increased approximately $45,000, office expenses increased approximately $29,000, other expenses increased approximately $7,000 and interest expense increased approximately $2,000 in 2006. Net depreciation expense on capitalized software decreased $251,534 from approximately $379,000 in 2005 to $127,000 in 2006, a 67%
decrease. Communications and data processing fees also decreased by approximately $45,000 in 2006. These increases are primarily due to the increased cost from Terra Nova. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs to support the platforms will increase.

         Corporate expenses increased $823,696, or 117%, from 2005 to 2006. We had increases in employee compensation and benefits of approximately $331,000, communications and data processing expense of $2,000, other expenses of $4,000, penalties for late payment of our payroll taxes of $122,000 and interest expense of $133,000. These increases were partially offset by decreases in office expense of $57,000, advertising and marketing expense of $16,000 and accounting and legal expense of $41,000. Also in 2005 our expenses were decreased by a gain on the settlement of a liability of $19,000.

Liquidity

         Cash Flows from Operating Activities - We incurred a net loss of $1,971,343 for the six months ended June 30, 2006. This amount was adjusted for non-cash expenses totaling $1,041,671, reduced by an increase in segregated cash of $29,711,922, as well an increase in prepaid expenses, deposits and other assets of $293,830, a decrease in payables to brokers, dealers and clearing organizations of $46,806, a decrease in payables to customers of $3,762,408, and a decrease in accrued payroll tax obligation of $679,615, and offset by a decrease in receivables from brokers, dealers and clearing organizations of $3,240,538, a decrease in receivable from customers of $28,322,900, a decrease in receivables from non customers of $309,360, a decrease in accounts receivable of $990,358, a decrease in other assets of $32,800, an increase in payables to non customers of $33,340, an increase in accounts payable and accrued expenses of $344,489; thus yielding net cash flows used in operating activities of $2,150,468.

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

         Cash Flows From Investing Activities - Cash flow used in investing activities during the six months ended June 30, 2006 was $15,054,988, due to applying $25,000,000 to the purchase of Terra Nova and related entities and the purchase of property and equipment of $90,175 offset by $10,035,187 cash acquired in the acquisition of the subsidiaries.

         Cash flow used by investing activities during the six months ended June 30, 2005 was $202,091, from purchase of equipment and capitalized software development costs related to the RushTrade direct access software RushTrade Back Office Tool.

         Cash Flows from Financing Activities - During the six months ended June 30, 2006 we raised $300,000 from the issuance of a convertible note to a related party, $100,000 from the issuance of a related party note payable, approximately $32,494,407 net proceeds from the sale of Series E preferred stock and $30,000 from the exercise of stock options. This was offset by the repayment of the $300,000 convertible note and the $100,000 note payable and the net payments on our line of credit of $10,684,038.

         During the six months ended June 30, 2005 we raised $615,000 from the sale of common stock and warrants and $3,200 from the exercise of stock options.

         The accompanying financial statements have been prepared assuming that we will continue as a going concern. At June 30, 2006, we had $187,660,911 in current liabilities, and current assets of $198,182,814. Also, we incurred a net loss of $1,971,343 during the six months ended June 30, 2006 and $1,495,127 in 2005. We believe the funds raised in connection with the purchase of Terra Nova and the cash flows generated by Terra Nova will enable us to reach a sustainable level of profitability; however, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have received minimal revenue from licensing our software products and services to outside entities and do not expect any additional revenues, other than intercompany revenues, above current levels until the last quarter of 2006. Due to our lack of resources, we have been limited to only preliminary marketing efforts. If we are unable to successfully market our products to outside entities it will severely restrict our revenue growth, profitability and liquidity, and could impact our ability to continue as a going concern. We expect the relationship with Terra Nova will provide additional revenue above current levels once the products are integrated into Terra Nova's clearing operations.

         We are presently engaged in several legal proceedings, more fully described in Legal Proceedings on page 30. We believe that our current level of funding the payment of the claims would not have an adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. We believe we would be able to pay the claims in total in the short term.

         Until the completion of the funding related to the acquisition we had been unable to meet many of our obligations as they have become due. At June 30, 2006, we have convertible notes due to a related party totaling $485,000 plus accrued interest that are past due. We are in discussion with the holders, and we expect to be able to repay or restructure these notes.

         Since the completion of the funding related to the acquisition we have brought our most critical vendors current especially those most critical to our day-to-day operations. If we are unable to maintain this payment schedule, we risk losing valuable services that could limit our ability to service new and existing customers. This could severely restrict our continued revenue growth and prevent us from reaching profitability.

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

                          PART II. -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         From time to time we are involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

         On December 27, 2004, in Waymark Internet Services, Inc. v. Rush Financial Technologies, Inc.; Cause No. 04-12776-K; 192nd Judicial District Court, Dallas County, Texas, a vendor filed a claim in Dallas District Court claiming a total of $52,870 in damages. We dispute the amount of the claims and plan to vigorously defend the Company in this matter. At June 30, 2006 we estimate our liability for this claim to be approximately $11,000, and accordingly have recorded a liability for this amount. We are in the early stages of discovery and a trial setting has been postponed until February 5, 2007.

          On April 17, 2003, in E.F. (Mickey) Long, II, et al. v. Rushmore Financial Group, Inc., Rushmore Securities Corporation and D.M. "Rusty" Moore; NASD Dispute Resolution Arbitration No. 03-01451, a group of former securities representatives of RSC filed for NASD Dispute Resolution, naming the Company and Mr. Moore as defendants. The former representatives are claiming $178,288 in commissions. At December 31, 2003 we estimated our liability to be $43,000 and recorded an accrual for this amount. In 2004 we negotiated a settlement with the representatives in the amount of $98,750 but RSC has been unable to pay this claim. Since no payments have been made RSC became subject to an agreed arbitration award in the total sum of $129,425. The entire liability of $129,425 has been accrued at June 30, 2006.

         RSC was subject to a joint NASD and SEC examination in the second quarter of 2002. As a result of this examination the Company has accrued a liability of $25,000 at June 30, 2006 to account for a possible NASD fine. This is management's best estimate of the ultimate liability to RSC.

         Office of Foreign Assets Control ("OFAC") has indicated to Terra Nova that it believes that Terra Nova violated U.S. economic sanctions against Iran by opening, through it branch office MB Trading, an account for an individual resident of Tehran, Iran. The account in question, which funded with less than $5,000 and was open for approximately one month, engaged in securities trading for approximately fifteen days. OFAC has indicated that it believes that the foregoing gives rise to an assessable penalty of $458,998 against Terra Nova, prior to taking into account any mitigating factors, under published guidelines, which could result in a reduction of the penalty by as much as 75% to $114,749.50. Terra Nova is engaged in settlement discussions with OFAC concerning such mitigating factors and the amount of the penalty imposed. At June 30, 2006 we have accrued a liability of $120,000 for this liability.

         Lozman Litigation against Terra Nova arises out of a claim by plaintiffs Fane Lozman and Blue Water Partners, Inc. that Terra Nova allegedly usurped corporate opportunities owed to Blue Water Partners in 1994 and continuing to the present, allegedly owed brokerage and software commission payments to plaintiffs since 1995, and for specific performance or the monetary equivalent based on a claim that Lozman was promised half ownership in Terra Nova. Terra Nova denies the allegations and vigorously defended itself at the trial for the legal claim, which resulted in a jury verdict in Terra Nova's favor on December 16, 2004.

         State Farm litigation against Terra Nova is an action filed by State Farm Insurance Company seeking a declaration that State Farm does not owe a defense or indemnity obligation to Terra Nova arising out of State Farm's policies of insurance sold to Terra Nova during the relevant time periods. Terra Nova intends to vigorously defend the claim and believes it has meritorious defenses against State Farm for bad faith and seeks to recover its legal fees and costs arising from its defense in the Lozman litigation described above. Furthermore Terra Nova has filed a counter claim.

         We establish liabilities when a particular contingency is probable and estimable. For contingencies noted above, we have accrued amounts considered probable and estimable. We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.


         During the six months ended June 30, 2006 we issued 32,300 shares of common stock as director's fees (valued at $9,750 based on the fair market value of our stock on the date of issuance), 40,000 shares of common stock with a fair value of $10,000 were issued in exchange for convertible preferred stock, 14,730 shares of common stock with a fair value of $3,535 on the date of issuance were issued as payment of preferred dividends and 7,500 shares of common stock with a fair value of $2,020 on the date of issuance were issued as employee compensation. Stock options valued at $30,000 were exercised resulting in the issuance of 200,000 shares of common stock. Additionally, 17,500 shares of common stock with a fair market value of $5,425 were retired due to non-vesting. The 17,500 shares were originally issued as deferred employee compensation.



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

Dated: August 21, 2006              By       /s/ Mike Nolan
                                            ------------------------------------
                                            Mike Nolan
                                            Chief Executive Officer

Dated: August 21, 2006              By       /s/ M. Patricia Kane
                                            ------------------------------------
                                            M. Patricia Kane
                                            Chief Financial Officer