Form 10QSB/A
period 2006-06-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2006-08-23
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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
                                                                     =============    =============

      See accompanying notes to unaudited consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                               ----------------------------    ----------------------------
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
Revenues
   Commissions and fees                        $  7,550,548    $    514,281    $  8,217,124    $    994,323
   Interest                                       2,024,365           2,884       2,029,109           6,007
   Other income                                     101,131          23,466         117,950          32,325
                                               ------------    ------------    ------------    ------------
                                                  9,676,044         540,631      10,364,183       1,032,655
Expenses
   Commissions, execution and exchange fees       4,050,894         233,039       4,377,857         434,032
   Employee compensation                          2,936,056         462,682       3,333,366         852,265
   Quotations and market data                     1,116,457          56,136       1,244,784          87,349
   Interest expense on brokerage accounts           915,645            --           915,645            --
   Advertising and promotional                      180,456          90,861         187,230         167,682
   Professional fees                                279,437          90,017         376,464         143,732
   Communications and information technology        180,682          39,338         228,296          73,795
   Occupancy and equipment rental                   160,723          78,710         223,920         144,665
   Depreciation and amortization                    518,781         219,242         624,495         455,164
   Travel and entertainment                          43,996            --            43,996            --
   Other operating expenses                         548,361          41,270         572,847          94,639
                                               ------------    ------------    ------------    ------------
Total expenses                                   10,931,488       1,311,295      12,128,900       2,453,323

Operating income (loss)                          (1,255,444)       (770,664)     (1,764,717)     (1,420,668)

Interest expense                                    159,293          38,880         206,626          74,459
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (1,414,737)   $   (809,544)   $ (1,971,343)   $ (1,495,127)
                                               ============    ============    ============    ============

Beneficial conversion feature on preferred
 stock                                           (46,236,641)           --      (46,236,641)           --

Dividends on preferred stock                        (14,672)        (14,072)        (29,531)        (29,719)
                                               ------------    ------------    ------------    ------------

Net loss attributable to common shareholders   $(47,666,050)   $   (823,616)   $(48,237,515)   $ (1,524,846)
                                               ============    ============    ============    ============

Basic and diluted net loss per share
 attributable to common shareholders           $      (1.26)   $      (0.03)   $      (1.28)   $      (0.06)
                                               ============    ============    ============    ============


Weighted average common shares outstanding,
 basic and diluted                               37,699,953      29,393,556      37,671,104      27,541,667
                                               ============    ============    ============    ============

      See accompanying notes to unaudited consolidated financial statements


               RUSH FINANCIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months ended June 30, 2006 and 2005

                                                                                2006            2005
                                                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                                                 $ (1,971,343)   $ (1,495,127)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Common stock issued for compensation, services and expenses               271,897          93,339
       Depreciation and amortization                                             624,495         449,390
       Amortization of debt discount                                             145,279          13,555
       Amortization of deferred financing fees                                      --             5,774
       Loss on settlement of liabilities                                            --            26,458
       Change in assets and liabilities, net of effects of acquisition:
          (Increase) decrease in assets:
             Cash segregated in compliance with federal regulations          (29,711,922)           --
             Receivables from brokers, dealers and clearing organizations      3,240,538            --
             Receivables from customers                                       28,322,900            --
             Receivables from non customers                                      309,360            --
             Accounts receivable                                                 990,358         (12,102)
             Prepaid expenses and other assets                                  (261,030)        (25,117)
          Increase (decrease) in liabilities:
             Payables to brokers, dealers and clearing organizations             (46,806)           --
             Payables to customers                                            (3,762,408)           --
             Payables to non customers                                            33,340            --
             Accounts payable and accrued expenses                               344,489          86,722
             Accrued payroll tax obligation                                     (679,615)        109,964
                                                                            ------------    ------------
Net cash used in operating activities                                         (2,150,468)       (747,144)
                                                                            ------------    ------------

Cash flows from investing activities:
   Cash acquired in acquisition                                               10,035,187            --
   Cash paid in acquisition                                                  (25,000,000)           --
   Purchase of property and equipment                                            (90,175)        (69,240)
   Capitalization of software development costs                                     --          (132,851)
                                                                            ------------    ------------
Net cash used in investing activities                                        (15,054,988)       (202,091)
                                                                            ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net                             32,494,407            --
   Proceeds from sale of common stock                                               --           615,000
   Proceeds from exercise of stock options                                        30,000           3,200
   Proceeds from issuance of convertible notes payable to related party          300,000            --
   Payment of convertible notes payable to related party                        (300,000)           --
   Net payments on line of credit                                            (10,684,038)           --
   Proceeds from issuance of note payable to related party                       100,000            --
   Payment of note payable to related party                                     (100,000)           --
                                                                            ------------    ------------
Net cash provided by financing activities                                     21,840,369         618,200
                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents                           4,634,913        (331,035)
Cash and cash equivalents at beginning of period                                  23,399         343,510
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  4,658,312    $     12,475
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





      See accompanying notes to unaudited consolidated financial statements

1.       Basis of Presentation and Company Information

         The financial statements included herein have been prepared by Rush Financial Technologies, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly our financial position, results of operations and changes in financial position for such interim period. These interim financial statements should be read in conjunction with our financial statements and the notes thereto as of and for the year ended December 31, 2005, included in our annual report on Form 10-KSB for the year ended December 31, 2005 and Form 8K/A related to the acquisition of Terra Nova Trading, LLC as filed with the Securities and Exchange Commission on July 26, 2006.

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

         MW School is an education provider to traders and investors. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. MW School's education curriculum is provided to assist traders and investors develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, MW School trains students worldwide. The operations of MW School are minimal.

         MW Securities is a registered broker/dealer authorized to do business in a limited number of states. Currently MarketWise Securities introduced clients to Terra Nova Trading, LLC. Plans are being reviewed to determine the ultimate use for this entity. The operations of MW Securities are minimal.

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

Unaudited Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January
1, 2005:

                                    Three Months Ended June 30,      Six Months Ended June 30,
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------
Revenues                           $ 13,793,030    $ 15,950,210    $ 27,796,359    $ 25,780,725

Net income (loss) attributable
 to common shareholders (Note 1)   $ (1,614,471)   $  3,155,445    $ (1,416,239)   $    952,086
                                   ============    ============    ============    ============

Net income (loss) per share
 attributed to common
 shareholders, basic and diluted   $      (0.04)   $       0.11    $      (0.04)   $       0.03
                                   ============    ============    ============    ============

Weighted average common shares
 outstanding, basic                  37,699,953      29,393,556      37,671,104      27,541,667
                                   ============    ============    ============    ============

Weighted average common shares
 outstanding, diluted                37,699,953      29,732,286      37,671,104      27,541,667
                                   ============    ============    ============    ============

 Note 1 Excludes non-recurring charge related to beneficial conversion feature of preferred stock.


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

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                     June 30,
                                          ----------------------------
             Identifiable Assets              2006            2005
         ----------------------------     ------------    ------------
         Investment Services              $211,045,182    $    201,923
         Software Services                     612,016       1,141,633
         Corporate                           5,202,008         202,895
                                          ------------    ------------
                    Total                 $216,859,206    $  1,546,451
                                          ============    ============


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
    Capital Expenditures             2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $      4,640    $      7,044    $      2,120    $      7,772
Software Services                      52,428          79,985          52,423         167,280
Corporate                              32,876           1,701          35,632          27,039
                                 ------------    ------------    ------------    ------------
           Total                 $     89,944    $     88,730    $     90,175    $    202,091
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
   Depreciation and              ----------------------------    ----------------------------
     Amortization                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $     84,324    $     37,197    $    126,223    $     70,271
Software Services                      64,397         177,826         127,334         373,094
Corporate                             370,060           1,909         370,938           6,025
                                 ------------    ------------    ------------    ------------
           Total                 $    518,781    $    216,932    $    624,495    $    449,390
                                 ============    ============    ============    ============



         The following summarizes our industry segment operating data for the periods indicated:



                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
          Revenue                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $  9,656,262    $    514,027    $ 10,330,313    $    997,048
Software Services                       1,650           1,075           3,370           3,670
Corporate                              18,132          25,529          30,499          31,937
                                 ------------    ------------    ------------    ------------
           Total                 $  9,676,044    $    540,631    $ 10,364,182    $  1,032,655
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
         Non-operating           ----------------------------    ----------------------------
       Interest Expense              2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $      2,213    $        310    $      3,260    $        310
Software Services                         786            --             2,275              33
Corporate                             156,294          38,570         201,091          74,116
                                 ------------    ------------    ------------    ------------
           Total                 $    159,293    $     38,880    $    206,626    $     74,459
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
       Net Income (Loss)             2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $    213,575    $     16,736    $    291,585    $     23,880
Software Services                    (391,220)       (485,787)       (765,081)       (846,295)
Corporate                          (1,237,092)       (340,493)     (1,497,846)       (672,712)
                                 ------------    ------------    ------------    ------------
           Total                 $ (1,414,737)   $   (809,544)   $ (1,971,342)   $ (1,495,127)
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
          Expense                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $  9,442,687    $    497,291    $ 10,038,728    $    973,168
Software Services                     392,870         486,862         768,451         849,965
Corporate                           1,255,224         366,022       1,195,013         704,649
                                 ------------    ------------    ------------    ------------
           Total                 $ 11,090,781    $  1,350,175    $ 12,335,524    $  2,527,782
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


Share-based Payment Award Activity

A summary of employee stock option activity under the 1997 Option Plan, 2000 Option Plan and LTIP as of June 30, 2006 and for the six months then ended is presented below:


                                                                     Weighted
                                                      Weighted       Average
                                                      Average        Remaining       Aggregate
                                                      Exercise      Contractual      Intrinsic
                                          Options      Price      Term (in years)      Value
------------------------------------   -----------   ----------   ---------------   -----------
Balance at December 31, 2005             2,867,603     $ 0.26
Granted                                          -          -
Exercised                                 (200,000)      0.15                       $    43,000
Forfeited                                 (125,000)      0.21
                                       -----------   ----------
Balance at June 30, 2006                 2,542,613     $ 0.28           2.82        $   156,408
                                       ===========   ==========   ===============   ===========

Options exercisable at June 30, 2006     2,009,742     $ 0.28           2.44        $   139,317
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


Item 2.  Management's Discussion and Analysis or Plan of Operation.

1.   Recent Developments

         The Company issued $35,000,000 in Series E Preferred Stock and detached warrants. Fees associated with the issuance, including commissions, were $2,488,206. The Company also issued approximately 14,462,000 underwriter warrants with a fair value of $2,980,422 recorded as additional paid in capital. The issuance of the Series E Preferred Stock resulted in a beneficial conversion feature $46,236,641.

         We received final approval for the Purchase from the National Association of Securities Dealers, Inc. ("NASD") and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and closed the sale of the Series E Preferred on May 19, 2006 with a total of $35,000,000 raised. The Purchase has been accounted for as a business combination.

         The Company paid $25,000,000 in cash for the acquisition of Terra Nova, MW School and MW Securities. Additionally, the Company paid $275,068 in acquisition related legal and accounting fees and $218,054 of other acquisition costs.

          Terra Nova Trading, LLC, founded in 1994, is a full-service self-clearing agency broker/dealer and futures commission merchant. Terra Nova is a member of the NASD, NFA and SIPC, as well as the following exchanges: PCX, ISE, BOX and CHX. Terra Nova maintains a diversified customer base servicing Institutional, B-to-B (including Correspondent Clearing for other introducing broker/dealers) and Direct Market Access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange. Headquartered in Chicago, Terra Nova has over 70 employees, with a sales presence in New York, San Francisco, Denver and San Antonio.

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

         Investment Services expenses increased $8,945,396, or 1,799%, from 2005 to 2006. This reflects the additional expenses from acquiring Terra Nova, effective May 1, 2006. Employee compensation and benefits increased $2,197,530, commissions, exchange and clearing fees increased 3,817,852, communications and data processing increased $1,229,810, office expense increased $52,775, advertising and marketing increased $178,121, and other expenses increased approximately $1,500,000. We also had an increase of $368,000 in depreciation and amortization expenses from the amortization of intangibles related to the acquisition of Terra Nova. We believe that once the broker/dealers realize many of the synergies that have been identified our costs as a percentage of revenue will decline.

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
                                           ============    ============

         Total expenses, including interest expense, increased $9,807,744 or 388%, from 2005 to 2006. Investment Services expenses increased 966%, or $9,398,892, Software Services expenses decreased $81,514, or 10%, and Corporate expenses increased 70%, or $490,364.

         Investment Services expenses increased $9,398,892, or 966%, from 2005 to 2006. Employee compensation and benefits expense increased $2,126,558, commission, exchange and clearing fees increased approximately $3,971,000, communication and data processing fees increased approximately $1,298,806, office expense increased $180,000, other expenses increased $551,000, depreciation and amortization expense increased $919,000. This was partially offset by a decrease in advertising and marketing expenses of $36,000. We also had an increase of $368,000 in depreciation and amortization expenses from the amortization of intangibles related to the acquisition of Terra Nova. The increases in these expenses are attributable to the increased cost associated with the Terra Nova business unit.

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

         Corporate expenses increased $490,364, or 70%, from 2005 to 2006. We had increases in employee compensation and benefits of approximately $331,000, communications and data processing expense of $2,000, other expenses of $4,000, penalties for late payment of our payroll taxes of $122,000 and interest expense of $133,000. These increases were partially offset by decreases in office expense of $57,000, advertising and marketing expense of $16,000 and accounting and legal expense of $41,000. Also in 2005 our expenses were decreased by a gain on the settlement of a liability of $19,000.

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

         Cash Flows From Investing Activities - Cash flow used in investing activities during the six months ended June 30, 2006 was $15,054,988, due to applying $25,000,000 to the purchase of Terra Nova and related entities and the purchase of property and equipment of $90,175 offset by $10,035,187 cash acquired in the acquisition of Terra Nova and related entities.

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

Dated: August 23, 2006              By       /s/ Mike Nolan
                                            ------------------------------------
                                            Mike Nolan
                                            Chief Executive Officer

Dated: August 23, 2006              By       /s/ M. Patricia Kane
                                            ------------------------------------
                                            M. Patricia Kane
                                            Chief Financial Officer