Form 10QSB/A
period 2006-06-30
RUSH FINANCIAL TECHNOLOGIES INC
filed 2006-08-24
CIK 884892

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

Unaudited Pro Forma Results

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January
1, 2005:

                                    Three Months Ended June 30,      Six Months Ended June 30,
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------
Revenues                           $ 13,793,030    $ 15,950,210    $ 27,796,323    $ 25,780,725

Net income (loss) attributable
 to common shareholders (Note 1)   $ (1,614,471)   $  3,155,445    $ (1,416,239)   $    952,086
                                   ============    ============    ============    ============

Net income (loss) per share
 attributed to common
 shareholders, basic and diluted   $      (0.04)   $       0.11    $      (0.04)   $       0.03
                                   ============    ============    ============    ============

Weighted average common shares
 outstanding, basic                  37,699,953      29,393,556      37,671,104      27,541,667
                                   ============    ============    ============    ============

Weighted average common shares
 outstanding, diluted                37,699,953      29,732,286      37,671,104      27,541,667
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

         The following summarizes our identifiable assets, capital expenditures and depreciation and amortization by industry segment as of the dates indicated:

                                                     June 30,
                                          ----------------------------
             Identifiable Assets              2006            2005
         ----------------------------     ------------    ------------
         Investment Services              $211,045,182    $    201,923
         Software Services                     612,016       1,141,633
         Corporate                           5,202,008         202,895
                                          ------------    ------------
                    Total                 $216,859,206    $  1,546,451
                                          ============    ============


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
    Capital Expenditures             2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $      4,640    $      7,044    $      2,120    $      7,772
Software Services                      52,428          79,985          52,423         167,280
Corporate                              32,876           1,701          35,632          27,039
                                 ------------    ------------    ------------    ------------
           Total                 $     89,944    $     88,730    $     90,175    $    202,091
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
   Depreciation and              ----------------------------    ----------------------------
     Amortization                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $     84,324    $     37,197    $    126,223    $     70,271
Software Services                      64,397         177,826         127,334         373,094
Corporate                             370,060           1,909         370,938           6,025
                                 ------------    ------------    ------------    ------------
           Total                 $    518,781    $    216,932    $    624,495    $    449,390
                                 ============    ============    ============    ============



         The following summarizes our industry segment operating data for the periods indicated:



                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
          Revenue                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $  9,656,262    $    514,027    $ 10,330,313    $    997,048
Software Services                       1,650           1,075           3,370           3,670
Corporate                              18,132          25,529          30,499          31,937
                                 ------------    ------------    ------------    ------------
           Total                 $  9,676,044    $    540,631    $ 10,364,182    $  1,032,655
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
         Non-operating           ----------------------------    ----------------------------
       Interest Expense              2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $      2,213    $        310    $      3,260    $        310
Software Services                         786            --             2,275              33
Corporate                             156,294          38,570         201,091          74,116
                                 ------------    ------------    ------------    ------------
           Total                 $    159,293    $     38,880    $    206,626    $     74,459
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
       Net Income (Loss)             2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $    213,575    $     16,736    $    291,585    $     23,880
Software Services                    (391,220)       (485,787)       (765,081)       (846,295)
Corporate                          (1,237,092)       (340,493)     (1,497,846)       (672,712)
                                 ------------    ------------    ------------    ------------
           Total                 $ (1,414,737)   $   (809,544)   $ (1,971,342)   $ (1,495,127)
                                 ============    ============    ============    ============

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                 ----------------------------    ----------------------------
          Expense                    2006            2005            2006            2005
----------------------------     ------------    ------------    ------------    ------------
Investment Services              $  9,776,019    $    497,291    $ 10,372,060    $    973,168
Software Services                     392,870         486,862         768,451         849,965
Corporate                             921,892         366,022       1,195,013         704,649
                                 ------------    ------------    ------------    ------------
           Total                 $ 11,090,781    $  1,350,175    $ 12,335,524    $  2,527,782
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

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                            Three Months Ended June 30,
                                           ----------------------------
                    Expense                    2006            2005
          ----------------------------     ------------    ------------
          Investment Services              $  9,776,019    $    497,291
          Software Services                     392,870         486,862
          Corporate                             921,892         366,022
                                           ------------    ------------
                     Total                 $ 11,090,781    $  1,350,175
                                           ============    ============

         Total expenses, including interest expense, increased $9,740,606 or 721%, from 2005 to 2006. Investment Services expenses increased 1866%, or $9,278,728, Software Services expenses decreased $93,992, or 19%, and Corporate expenses increased 152%, or $558,870.

         Investment Services expenses increased $9,278,721, or 1866%, from 2005 to 2006. This reflects the additional expenses from acquiring Terra Nova, effective May 1, 2006. Employee compensation and benefits increased $2,197,530, commissions, exchange and clearing fees increased 3,817,852, communications and data processing increased $1,229,810, office expense increased $52,775, advertising and marketing increased $178,121, and other expenses increased approximately $1,500,000. We also had an increase of $368,000 in depreciation and amortization expenses from the amortization of intangibles related to the acquisition of Terra Nova. We believe that once the broker/dealers realize many of the synergies that have been identified our costs as a percentage of revenue will decline.

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

         Corporate expenses increased $558,870, or 152%, from 2005 to 2006. Employee compensation and benefits expense increased $328,000 from the payment of deferred salaries. We also had an increase of $124,000 in interest expense related to the write off of debt discounts on short term notes payable and an increase in other expenses of $122,000. These increases were partially offset by decreases in office expenses of $27,000, advertising and marketing expenses of $17,000 and accounting and legal expenses of $17,000.

Six months ended June 30, 2006 and 2005:

Revenues

         The following table sets forth the components of our revenues for the periods indicated:

                                             Six Months Ended June 30,
                                           ----------------------------
                   Revenue                     2006            2005
         ----------------------------      ------------    ------------
         Investment Services               $ 10,330,313    $    997,048
         Software Services                        3,370           3,670
         Corporate                               30,499          31,937
                                           ------------    ------------
                    Total                  $ 10,364,182    $  1,032,655
                                           ============    ============

         Total revenue for the first six months increased $9,331,527, or 904%, from 2005 to 2006. This increase generally reflects increased revenue from in the acquisition of Terra Nova.

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

Expenses

         The following table sets forth the components of our expenses for the periods indicated:

                                             Six Months Ended June 30,
                                           ----------------------------
                   Expense                     2006            2005
         ----------------------------      ------------    ------------
         Investment Services               $ 10,372,060    $    973,168
         Software Services                      768,453         849,965
         Corporate                            1,195,013         704,649
                                           ------------    ------------
                    Total                  $ 12,335,526    $  2,527,782
                                           ============    ============

         Total expenses, including interest expense, increased $9,807,744 or 388%, from 2005 to 2006. Investment Services expenses increased 966%, or $9,398,892, Software Services expenses decreased $81,512, or 10%, and Corporate expenses increased 70%, or $490,364.

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

         Software Services expenses decreased 10% or $81,512 from 2005 to 2006. In the first six months of 2005 we capitalized certain software development costs reducing our 2005 expenses by $133,000. In the first six months of 2006 we did not capitalize any software development costs. In comparing 2005 to 2006, this effectively reduced our first quarter 2005 expenses when compared to the first quarter of 2006. Employee compensation expenses increased approximately $45,000, office expenses increased approximately $29,000, other expenses increased approximately $7,000 and interest expense increased approximately $2,000 in 2006. Net depreciation expense on capitalized software decreased $251,534 from approximately $379,000 in 2005 to $127,000 in 2006, a 67%
decrease. Communications and data processing fees also decreased by approximately $45,000 in 2006. These increases are primarily due to the increased cost from Terra Nova. As overall market activity and acceptance of the products increases and when RushGroup begins to market to outside entities, costs to support the platforms will increase.

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

Dated: August 24, 2006              By       /s/ Michael G. Nolan
                                            ------------------------------------
                                            Michael G. Nolan
                                            Chief Executive Officer

Dated: August 24, 2006              By       /s/ M. Patricia Kane
                                            ------------------------------------
                                            M. Patricia Kane
                                            Chief Financial Officer