Form 10QSB
period 2006-09-30
Terra Nova Financial Group Inc
filed 2006-11-20
CIK 884892

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          As of and for the quarterly period ended September 30, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24057

                        Terra Nova Financial Group, Inc.
                        --------------------------------
              (formerly known as Rush Financial Technologies, Inc.)
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Texas                                           75-2375969
------------------------                  --------------------------------------
(State of Incorporation)                  (I. R. S. Employer Identification No.)

                 100 S Wacker, Suite 1550,Chicago Illinois 60606
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  312-827-3600
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No _


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ___ No XXX


State the number of shares outstanding of each of the issuer's classes of common equity as of October 18,2006: 271,273,445 shares of common stock, $0.01 par value.


Transitional Small Business Disclosure Format; Yes ___ No XXX

                                Table of Contents


PART 1 FINANICAL INFORMATION...................................................3
   ITEM 1 Unaudited Consolidated Financial Statements..........................3
   ITEM 2 Management Discussion and Analysis and Interim Disclosures..........20
   ITEM 3 Controls and Procedures.............................................25
PART II OTHER INFORMATION.....................................................25
   ITEM 1 Legal Proceedings...................................................25
   ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds.........26
   ITEM 3 Defaults upon Senior Securities.....................................26
   ITEM 4 Submissions of Matters to a Vote of Security Holder.................26
   ITEM 5 Other Information...................................................27
   ITEM 6 Exhibits............................................................27



PART 1 FINANCIAL INFORMATION

ITEM 1 Unaudited Consolidated Financial Statements


                TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
              (formerly known as Rush Financial Technologies, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,     December 31,
                                     ASSETS                                                    2006             2005
                                                                                          -------------    -------------
Current assets
     Cash and cash equivalents                                                            $  13,976,087    $      23,399
     Cash segregated in compliance with federal regulations                                 159,636,400             --
     Restricted cash                                                                               --             31,000
     Receivables from brokers, dealers and clearing organizations                            27,084,046             --
     Receivables from customers                                                              40,870,107             --
     Accounts receivable                                                                        827,559           78,190
     Prepaid expenses and other current assets                                                  284,265          134,119
                                                                                          -------------    -------------
        Total current assets                                                                242,678,464          266,708

Capitalized software development costs, net                                                   1,855,202          595,966
Property and equipment, net                                                                     655,796          108,731
Intangible assets, net                                                                        6,390,040          135,681
Goodwill                                                                                      9,583,480             --
Other assets                                                                                     37,870           32,800
Deferred acquisition costs                                                                         --            553,475
                                                                                          -------------    -------------
        Total assets                                                                      $ 261,200,852    $   1,693,361
                                                                                          =============    =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Line of credit                                                                       $   8,000,000    $        --
     Payables to brokers, dealers and clearing organizations                                    873,597             --
     Payables to customers                                                                  216,638,053             --
     Payables to non-customers                                                                  315,233             --
     Accounts payable and accrued expenses (including $112,605 and $88,376 of accrued interest due to related parties at September 30, 2006 and
      December 31, 2005, respectively)                                                        5,385,535        2,412,843
     Accrued preferred stock dividends                                                          244,222          209,902
     Liabilities acquired in 2001 acquisition                                                   332,098          332,098
     Convertible notes payable                                                                  485,000          485,000
                                                                                          -------------    -------------
     Total current liabilities                                                              232,273,738        3,439,843
     Convertible bonds payable, net of unamortized debt discount of $8,853 and
      $14,201 respectively                                                                      321,147          330,799
                                                                                          -------------    -------------
        Total liabilities                                                                   232,594,885        3,770,642

     Commitments and Contingencies

Shareholders' equity (deficit)
     Preferred stock - cumulative; $10 par value; 38,792 shares authorized;
      14,063 shares issued and outstanding; liquidation preference of $10 per share             140,630          140,630
     Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 49,480 and 51,980 shares issued and outstanding at September
      30, 2006 and December 31, 2005, respectively; liquidation preference of $10 per
      share                                                                                     494,800          519,800
     Preferred stock - convertible non-cumulative voting; $10 par value; 35,000 shares authorized, issued and outstanding at September 30, 2006; liquidation
      preference of $1,000 per share                                                            350,000             --
     Common stock - $0.01 par value, 50,000,000 shares authorized;
      37,952,693 and 37,478,127 shares issued and outstanding at September 30, 2006 and
      December 31, 2005, respectively                                                           379,526          374,781
     Additional paid in capital                                                              51,421,486       18,419,535
     Accumulated deficit                                                                    (24,180,475)     (21,532,027)
                                                                                          -------------    -------------
     Total shareholders' equity (deficit)                                                    28,605,967       (2,077,281)
                                                                                          -------------    -------------
     Total liabilities and shareholders' equity (deficit)                                 $ 261,200,852    $   1,693,361
                                                                                          =============    =============

      See accompanying notes to unaudited consolidated financial statements


                TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
              (formerly known as Rush Financial Technologies, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Revenues
        Commissions and fees                        $  9,264,540    $    591,525    $ 17,481,664    $  1,589,518
        Interest                                       3,156,910           2,919       5,186,019           8,926
        Software license fees                               --              --             3,370            --
        Other income                                      79,660          14,974         194,240          43,629
                                                    ------------    ------------    ------------    ------------
                                                      12,501,110         609,418      22,865,293       1,642,073
Expenses
        Commissions, execution and exchange fees       4,512,925         317,267       8,890,782         748,481
        Employee compensation                          3,347,391         450,932       6,680,757       1,303,196
        Quotations and market data                     1,623,964          69,627       2,868,748         156,591
        Interest expense on brokerage accounts         1,725,161            --         2,640,806            --
        Advertising and promotional                      225,820          73,461         413,050         311,143
        Professional fees                                567,758          90,185         944,222         293,193
        Communications and information technology        198,768          50,533         427,064         124,328
        Occupancy and equipment rental                   260,044          51,257         483,964         182,870
        Depreciation and amortization                    214,804          55,774         839,299         510,938
        Travel and entertainment                          46,286            --            90,282            --
        Other operating expenses                         676,224          32,885       1,249,071          20,278
                                                    ------------    ------------    ------------    ------------
Total expenses                                        13,399,144       1,191,921      25,528,044       3,651,018

Operating loss                                          (898,034)       (582,503)     (2,662,751)     (2,008,945)

Interest expense                                          29,753          25,269         236,379          93,954
                                                    ------------    ------------    ------------    ------------
Net loss                                            $   (927,787)   $   (607,773)   $ (2,899,130)   $ (2,102,899)
                                                    ============    ============    ============    ============

Beneficial conversion feature on preferred stock            --              --       (23,699,816)           --

Dividends on preferred stock                             (14,323)        (14,860)        (43,854)        (44,579)
                                                    ------------    ------------    ------------    ------------
Net loss attributable to common shareholders        $   (942,110)   $   (622,632)   $(26,642,800)   $ (2,147,478)
                                                    ============    ============    ============    ============

Basic and diluted net loss per share attributable
        to common shareholders                      $      (0.02)   $      (0.02)   $      (0.71)   $      (0.07)
                                                    ============    ============    ============    ============

Weighted average common shares outstanding,
        basic and diluted                             37,896,568      32,585,188      37,749,401      29,234,997
                                                    ============    ============    ============    ============

      See accompanying notes to unaudited consolidated financial statements


                TERRA NOVA FINANCIAL GROUP, INC AND SUBSIDIARIES
              (formerly known as Rush Finanical Technologies, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Nine Months ended September 30,
                                                                                   2006             2005
                                                                              -------------    -------------
Cash flows from operating activities:
Net loss                                                                      $  (2,899,130)   $  (2,102,899)
 Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
Common stock issued for compensation, services and expenses                         679,801          110,397
Depreciation and amortization                                                       839,299          507,166
Amortization of debt discount                                                       147,063            7,192
Amortization of deferred financing fees                                                --              5,774
Loss on settlement of liabilities                                                      --             26,458
Change in assets and liabilities, net of effects of acquisition:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations                          (45,041,720)            --
Recevables from brokers, dealers and clearing organizations                      (7,760,189)            --
Receivables from customers                                                       19,088,950             --
Receivables from non customers                                                      434,336             --
Accounts receivable                                                               1,108,298          (19,253)
Prepaid expenses, deposits and other assets                                        (150,146)          (1,549)
Other assets                                                                         (3,070)            --
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations                             (90,346)            --
Payables to customers                                                            38,258,500             --
Payables to non customers                                                            54,238             --
Accounts payable and accrued expenses                                              (889,779)         (28,716)
Accrued payroll tax obligation                                                     (693,776)         116,061
Other                                                                               250,682             --
                                                                              -------------    -------------
Net cash provided by (used in) operating activities                               3,333,011       (1,379,369)
                                                                              -------------    -------------

Cash flows from investing activities:
  Cash acquired in acquisition                                                   10,528,309             --
  Acquistion of subsidiary                                                      (25,493,122)            --
  Purchase of property and equipment equipment                                     (115,491)         (83,109)
  Capitalization of software development costs                                         --           (178,587)
                                                                              -------------    -------------
Net cash used in investing activities                                           (15,080,304)        (261,696)
                                                                              -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net                                 32,494,407             --
  Proceeds from sale of common stock                                                   --          1,520,000
  Proceeds from exercise of stock options                                            30,000            3,300
  Proceeds from issuance of convertible notes payable to related party              300,000             --
  Payment of convertible notes payable to related party                            (300,000)            --
  Net payments on line of credit                                                 (6,824,425)            --
  Proceeds from issuance of note payable to related party                           100,000             --
  Payment of note payable to related party                                         (100,000)            --
                                                                              -------------    -------------
Net cash provided by financing activities                                        25,699,982        1,523,300
                                                                              -------------    -------------

Net increase (decrease) in cash and cash equivalents                             13,952,688         (117,765)
Cash and cash equivalents at beginning of period                                     23,399          343,510
                                                                              -------------    -------------
Cash and cash equivalents at end of period                                    $  13,976,087    $     225,745
                                                                              =============    =============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                      $   2,640,806    $        --
  Cash paid for income taxes                                                           --               --

Supplemental Disclosure of Non-Cash Information:
  Preferred stock dividend accrued                                                   43,854           44,579
  Fair value of warrants issed in connection with debt financing
   recorded as a debt discount                                                      141,714             --
  Common stock issued as payment for accrued interest and accrued dividends          14,628          102,145
  Common stock issued in the LostView acquisition                                      --            195,000
  Intangibles acquired via common stock                                                --             59,835
  Conversion of bonds to common stock                                                15,000          140,000
  Common stock issued for conversion of preferred stock                              25,000             --
  Common stock issued as deferred compensation                                         --             57,000
  Liabilities accrued for intangible assets to be paid in common stock               22,500           33,750
  Common stock issued for deposits                                                     --             54,250

      See accompanying notes to unaudited consolidated financial statements

Terra Nova Financial Group, Inc. and subsidiaries (formerly known as Rush Financial Technologies, Inc.)

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Terra Nova Financial Group, Inc. (formerly known as Rush Financial Technologies, Inc.) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures contained herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished in the unaudited consolidated financial statements reflects all adjustments which are ordinary in nature and necessary to present fairly our financial position, results of operations and cash flows for such interim periods. These interim financial statements should be read in conjunction with our financial statements and the notes thereto as of and for the year ended December 31, 2005, included in our annual report on Form 10-KSB and Form 8K/A related to the May 17, 2006, acquisition of Terra Nova Trading, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC as filed with the Securities and Exchange Commission on July 26, 2006.

Terra Nova Financial Group, Inc. (the "Company," "we" or "us") is a holding company that operates through four primary, wholly owned subsidiaries: a full service self-clearing agency broker/dealer, Terra Nova Trading, LLC ("Terra Nova"), a real-time financial technology development company, RushGroup Technologies, Inc. ("RushGroup"), a direct-access online brokerage firm, RushTrade Securities, Inc. ("RushTrade"), and a financial markets educionsal provider, MarketWise Stock Trading School, LLC ("MW School"). See Note 2 "Business Combinations" for further details.

Terra Nova , founded in 1994 and the largest operating unit of the company, is a full-service self-clearing agency broker/dealer and futures commission merchant. Terra Nova is a member of the National Association of Securities Dealers ("NASD"), National Futures Association ("NFA"), and Securities Investor Protection Corporation ("SIPC"), as well as the following exchanges: Pacific Exchange ("PCX"), International Securities Exchange ("ISE"), Boston Options Exchange ("BOX") and Chicago Stock Exchange ("CHX"). Terra Nova maintains a diversified customer base servicing institutional, wholesale (defined as business-to-business and correspondent clearing for other introducing broker/dealers) and direct market access clients, while offering a diversified product offering including equities, options, futures, fixed income and foreign exchange.

RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology ("DART((TM))"), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to the NASD member broker/dealers, institutional portfolio managers and traders.

RushTrade, a fully-disclosed introducing broker/dealer and member of the NASD, Pacific Exchange PCX, Boston Stock Exchnage ("BSX"), SIPC and NFA, offers securities and direct access online brokerage, trading and advanced order routing services to its retail customers. RushTrade customer accounts, the majority of which were transferred to Terra Nova, are held at a third-party clearing firm. RushTrade is registered in all 50 states and accepts customers from many foreign countries.

MW School provides trading, investment and market education to individuals and entities. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. MW School's education curriculum is provided to assist individuals develop sound methods of analysis and risk management.

Note 2. Business Combinations

On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for the Company to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC ("Terra Nova"), Market Wise Securities, LLC ("MW Securities") and Market Wise Stock Trading School, LLC ("MW School"). We raised $35 million from the sale of 35,000 shares of Series E Convertible Preferred Stock ("Series E Preferred") and 116,655,000 warrants to purchase common stock, which was used to finance the acquisition. The purchase price of the acquisition was $25,493,122 including acquisition costs of $493,122. The remainder of the funds, net of offering expense, will provide for additional working capital. We received final approval for the Purchase from the NASD and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and completed the sale of the Series E Preferred and warrants on May 19, 2006 with a total of $35,000,000 raised. The purchase method of accounting was used to account for the acquisition.

Fees associated with the issuance of the Series E Preferred Stock, including commissions, totaled $2,488,206. Additionally, the Company issued approximately 14,462,000 underwriter warrants with a fair value of $2,980,422 which were recorded as additional paid in capital. The issuance of the 35,000 shares of Series E Preferred and warrants resulted in a beneficial conversion feature of $23,699,816 (using a Black-Scholes valuation model with a five year life, 43% volatility and a risk free rate of 5.19% for the calculation of the warrants fair value).

On October 16, 2006, upon the authorization of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock and the filing of the amended Articles of Incorporation with the State of Texas, the Series E Preferred Stock automatically converted to 233,345,000 shares of common stock.

We believe that the Acquisition was in the best interests of our shareholders because, among other things:

     o it enhances the Company's sophisticated front-end trading platform by providing "back-end" execution and clearing services acquired from Terra Nova;
     o the RushGroup platform will be promoted to approximately 20,000 additional customers;
     o the value of the Terra Nova brand and the fact that it has repeatedly ranked among the leaders in direct access online trading by Barron's Magazine and other financial publications;
     o the RushGroup trading platforms complement the needs of Terra Nova's diverse client base of institutions, correspondent broker-dealers and direct active traders and investors, as well as providing a web-based platfor allowing Terra Nova to expand its market reach;
     o when combined, the broker-dealers, RushTrade and Terra Nova, realize synergies and reduced overhead;

     o Terra Nova's ability to support trading in multiple products including equities, options, futures and FOREX; and
     o MW School's education offering complements the Company's technology initiatives and broker dealer trading activities by providing training in trading, analysis and risk management to traders and investors worldwide.

Purchase Price Allocation

Following is a summary of the amounts assigned to the assets and liabilities of the acquired companies:

             Description                                Amount
             -----------------------------------------------------
             Targeted working capital                   7,145,673
             Fixed assets                                 685,969
             Capitalized software (8 year life)         1,500,000
             Intangibles (10 year life)                 6,578,000
             Goodwill                                   9,583,480
                                                    --------------
             Total purchase price                    $ 25,493,122
                                                    ==============

Intangible assets comprised the values prescribed to the acquired customer lists and trade name of $1,829,000 and $4,749,000 respectively. The results of operations of the acquired companies are included in the consolidated results of operations from the date of the acquisition.

During the nine months ended September 30, 2006 the Company recognized $262,170 of amortization expense related to the intangible assets acquired. None of the goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes.


Unaudited Pro Forma Results

   The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January 1, 2005:

                                  Three Months          Nine Months ended
                                      ended               September 30,
                                  September 30,   ----------------------------
                                      2005            2006            2005
                                  ------------    ------------    ------------
Revenues                          $ 10,224,056    $ 40,297,433    $ 36,380,186

Net loss attributable to common
 shareholders (see note 1)        $ (1,311,684)   $ (2,853,740)   $   (126,450)

Net loss per share                $      (0.04)   $      (0.08)   $      (0.00)

Weighted average common shares
 outstanding, basic and diluted     32,585,188      37,749,401      29,234,997

Note 1 Excludes non-recurring charge related to beneficial conversion feature of preferred stock.

To arrive at the ProForma, net loss per share, we consolidated the actual operating results for the nine months ended September 30, 2006 and 2005 and for the three months ended September 30, 2005 and included amortization expense related to acquired intangibles. Additionally, we eliminated interest expense, related to short term financing that was in place from March to May, 2006 and was ultimately paid off with the proceeds from the Series E Preferred.

Note 3. Summary of Significant Accounting Policies

Revenue Recognition

Investment services revenue consists of commission revenue, other brokerage related revenue, user fees and interest income. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of fees and rebates when orders are routed through exchanges and electronic communications networks (ECNs) and are recorded on a trade date basis as security transactions occur. User fees are charges for the use of the Company's software execution platform. Revenues from user fees are recognized on a monthly basis as services are provided to account holders. Interest income consists primarily of the Company's portion of the income generated by charges to customers on margin balances and customer cash held and invested by the Company's clearing firm.

Goodwill

Goodwill is recorded when the price paid for an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Annually in the second quarter, or more frequently if indicators of potential impairment exist, the Company will perform a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. All of the recorded goodwill is related to the Company's May 2006 acquisition of Terra Nova. The goodwill resulting from the May 2006 acquisition has been assigned to the Terra Nova reporting unit within the Investment Services segment.

Share-Based Payments

On January 1, 2006 we adopted Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("FAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the three quarters ended September 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). See
Note 9 "Share-based Payments" for further details.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. Share-based compensation expense recognized in the consolidated statements of operations during the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As share-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the pro forma information required under FAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin 108 ("SAB 108") "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the "roll-over" method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the "iron curtain" method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which addresses how companies should measure fair value when they are required to use fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 is effective as of January 1, 2008. The Company is currently evaluating SFAS 157 and the related impact of the Company's consolidated financial statements.

Note 4. Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Accordingly, the actual amounts could differ from those estimates.


Note 5. Deconsolidation of a Related Party Affiliate

The Company and a former employee/director have entered into an agreement whereby the Company revoked and rescinded its option to purchase any or all the shares in Rushmore Insurance Services and disavowed any claim or any ownership interest in Rushmore Insurance Services or any of its assets. Rushmore Insurance
Services was an inactive unit with insignificant revenues and was not part of the current business plan of the Company. The elimination resulted in an approximate gain of $31,000, and the entity is now owned 100% by the former employee/director.

Note 6. Segment Information

Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company offers broker/dealer services, and their operations have been included in the Investment Services segment. The Software
Services segment is comprised of RushGroup which plans to offer licensing of the RushTrade direct access software and other arrangements. There is ongoing development activity on the software to enhance its use to outside entities.

The assets of the parent company, Terra Nova Financial Group, Inc., are used to support the operations of the primary operating divisions. The expenses of the parent company are included in general and administrative expenses. The revenues, and net income (loss) and total assets of the segments are presented in the tables below:

                      Three Months Ended September 30,     Nine Months Ended September 30,
                      --------------------------------    --------------------------------
Revenue                    2006              2005              2006              2005
-------------------   --------------    --------------    --------------    --------------
Investment Services   $   12,521,944    $      597,262    $   22,852,258    $    1,594,311
Software Services              2,210             2,128             5,580             5,798
Corporate                    (23,044)           10,028             7,455            41,964
                      --------------    --------------    --------------    --------------
Total                 $   12,501,110    $      609,418    $   22,865,293    $    1,642,073
                      ==============    ==============    ==============    ==============

                      Three Months Ended September 30,     Nine Months Ended September 30,
                      --------------------------------    --------------------------------
Net Income (Loss)          2006              2005              2006              2005
-------------------   --------------    --------------    --------------    --------------
Investment Services   $      837,378    $      106,343    $    1,128,962    $      130,223
Software Services           (458,103)         (386,595)       (1,223,184)       (1,232,890)
Corporate                 (1,307,062)         (327,520)       (2,804,908)       (1,000,232)
                      --------------    --------------    --------------    --------------
Total                 $     (927,787)   $     (607,772)   $   (2,899,130)   $   (2,102,899)
                      ==============    ==============    ==============    ==============

                       September 30,
Assets                     2006
-------------------   --------------
Investment Services   $  242,276,896
Software Services            454,636
Corporate                 18,469,320
                      --------------
Total                 $  261,200,852
                      ==============


Note 7. Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation.

Note 8.  Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common stock outstanding for the period. Common stock equivalents representing stock options and warrants, convertible bonds, notes, and preferred stock were not included in the computation of diluted net loss per share because they were anti-dilutive. As of September 30, 2006 the total number of stock options and warrants issued and outstanding were 2,542,603 and 161,342,000 respectively.

Note 9. Share-based Payments

Share-based Compensation Plans

Valuation Assumptions

The fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model. Our expected volatility is based on management's estimate of future volatility of the Company's common stock. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Restricted Stock

A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the nine months ended September 30, 2006 is presented below:

                                                             Weighted
                                                              Average
                                                            Grant Date
                                               Shares       Fair Value
                                            -----------    -----------

         Non vested at January 1, 2006          307,500    $      0.21
            Granted                                --             --
            Forfeited                           (42,500)          0.30
            Vested                             (265,000)          0.20
                                            -----------    -----------
         Non vested at September 30, 2006          --      $      --
                                            ===========    ===========



The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0 and $50,650 respectively.

Stock Options and Warrants

The table below summarizes the Company's share-based payment stock option plans:

         Option Plan              Authorized   Outstanding   Available
         -------------------------------------------------------------
         1997 Stock Option Plan      500,000       243,182     223,903
         2000 Stock Option Plan      500,000       238,040      51,960
         2002 Stock Option Plan    1,000,000       985,000      15,000
         2005 LTIP                  variable     1,076,381   1,004,545
                                               -----------   ---------
            Total                                2,542,603   1,295,408

A summary of employee stock option activity, under the Company's option plans and the LTIP as of September 30, 2006 and for the nine months then ended, is presented below:

                                                          Weighted
                                                           Average
                                              Weighted    Remaining
                                  Employee     Average   Contractual   Aggregate
                                  Options     Exercise      Term       Intrinsic
Employee Stock Options          Outstanding     Price    (in years)      Value
-----------------------------   -----------   --------   -----------   ---------
Balance at December 31, 2005     2,867,603    $   0.28          -              -
Granted                                  -           -          -              -
Exercised                         (200,000)       0.15          -         43,000
Forfeited                         (125,000)       0.21          -              -
                                -----------   --------
Balance at September 30, 2006    2,542,603    $   0.28       2.57      $ 174,384
                                ===========   ========   ===========   =========
Options exercisable at
 September 30, 2006              2,114,446    $   0.28       2.28      $ 159,113
                                -----------   --------   -----------   ---------

As of September 30, 2006 stock options outstanding totaled 2,542,603, of which, 2,114,446 were exercisable. The aggregate intrinsic values were $174,384 and $159,113 respectively. Intrinsic value was calculated as the number of in the money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at September 30, 2006.

As of September 30, 2006 there was $24,064 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.25 years. During the three and nine months ended September 30, 2006 we recognized compensation expense of $14,161 and $67,245, respectively, related to options vesting under our option plans. Cash received for the exercise of stock options during the nine months ended September 30, 2006 totaled $30,000.

In conjunction with the Purchase and issuance of the Series E Preferred and warrants, the board authorized the issuance of warrants to purchase up to 35,000,000 shares of common stock to the employees of the Company. On May 19, 2006 the board reserved 32,150,000 warrants for issuance to employees. The first issuance of 5,750,000 warrants occurred on May 19, 2006 at an exercise price of $0.28 per share. On August 4, 2006 an additional 24,475,000 warrants were issued at an exercise price of $0.25. These warrants were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date. These warrants had a calculated fair value of $530,978 and $2,440,399 respectively. These fair value amounts were determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, four year average expected life, a volatility factor of 43% and with a 5.16% and 4.91% risk free interest rate, respectively.

A summary of employee warrant activity as of September 30, 2006 and for the nine months then ended is presented below:

                                                                 Weighted
                                      Weighted                    Average
                                       Average   Aggregated      Remaining
                                      Exercise    Intrinsic     Contractual
Warrants issued on:     Outstanding     Price       Value     Life, in Years
---------------------   -----------   --------   ----------   --------------
Balance at 12/31/2005             -          -            -                -
5/18/2006                 5,750,000   $   0.28            -             2.13
8/4/2006                 24,475,000       0.25            -             3.84
                        -----------   --------   ----------   --------------
Balance at 9/30/2006     30,225,000   $   0.26   $  244,750             3.52
                         ==========   ========   ==========   ==============

As of September 30, 2006, there was $1,562,828 of total unrecognized compensation cost (after estimated forfeitures) related to unvested share-based compensation arrangements granted through warrants. This compensation cost is expected to be recognized over a weighted-average period of approximately 3.5 years. During the three and nine months ended September 30, 2006, we recognized compensation expense of $394,357 and $529,499 respectively. Of the $408,518 expense for the three months ended September 30, 2006, $291,410 was attributable to the agreed upon accelerated vesting of 4,750,000 warrants related to termination of employees.

Impact of the adoption of SFAS 123(R)

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine month periods ended September 30, 2006 we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006 we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model using a straight-line amortization method. Since FAS 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

For the three and nine months ended September 30, 2006 the adoption of FAS 123(R) increased our basic and diluted loss per share by $0.01 and $0.02, respectively.

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS No. 123(R) we provided the disclosures required under FAS 123, as amended by FAS 148. No share-based compensation expense for share options was recognized in our results of operations for the three and nine month periods ended September 30, 2005. All options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Had we determined compensation expense based on the grant date fair value for share options under FAS 123 and FAS 148, our proforma net loss and net loss per share would have been as follows:


                                                Three Months     Nine Months
                                                     Ended September 30,
                                                ----------------------------
                                                     2005           2005
                                                ------------    ------------
Net loss attributable to common shareholders,
 as reported                                    $   (622,632)   $ (2,147,478)
Add:  Stock-based employee compensation
 expense included in reported net loss                  --              --
Deduct:  Stock-based employee compensation
 expense determined under fair value based
 method                                               (8,004)        (12,942)
                                                ------------    ------------
Pro forma net loss                              $   (630,636)   $ (2,160,420)
                                                ============    ============

Net loss per common share, basic and diluted
  As reported                                   $      (0.02)   $      (0.07)
                                                ============    ============
  Pro forma                                     $      (0.02)   $      (0.07)
                                                ============    ============

Note 10. Common Stock

The Company had 50,000,000 shares of common stock authorized and 37,952,693 shares of common stock outstanding at September 30, 2006. On September 28, 2006, the shareholders approved an increase in the number authorized, common shares to 800,000,000, effective October 6, 2006.

During the nine month period ended September 30, 2006, we issued 50,653 shares of common stock as director's fees valued at $14,000 based on the fair market value of our share on the date of issuance, 100,000 shares of common stock were issued for the conversion of $25,000 of convertible preferred stock 38,537 shares of common stock with a fair value of $9,534 on the date of issuance were issued as payment of preferred dividends, 100,0000 shares of common stock were issued for the conversion of $15,000 convertible bonds, and 20,376 shares of common stock with a fair value of $5,094 were issued as payment for convertible bond interest. Additionally, 7,500 shares of common stock with a fair value of $2,020 on the date of issuance were issued as employee compensation, 200,000 stock options were exercised for proceeds of $30,000. Additionally, 42,500 shares of common stock with a fair market value of $12,925 which were originally issued as deferred employee compensation were retired due to non-vesting.

Note 11. Preferred Stock

Total issued and outstanding preferred stock, as of September 30, 2006, was 98,543 shares with a liquidation value of $35,635,430. During the nine months ended September 30, 2006 2,500 shares of Series 2002A preferred were converted to 100,000 shares of common stock. An additional 38,537 shares of common stock were issued for payment of $9,534 of accrued preferred stock dividends related to the converted shares. The 35,000 shares of Series E Preferred automatically converted to 233,345,000 shares of common stock upon the increase of the Company's authorized shares of common stock in October of 2006. The remaining classes of convertible preferred stock can be converted into 519,100 shares of common stock.

                  December 31,                        September 30,
Preferred Stock           2005   Issued   Converted            2006
                ----------------------------------------------------
9% Cumulative           2,000       -          -             2,000
Series A               12,063       -          -            12,063
Series B                9,520       -          -             9,520
Series C               37,960       -          -            37,960
Series E                  -      35,000        -            35,000
2002A                   4,500       -       (2,500)          2,000
                ----------------------------------------------------
                       66,043    35,000     (2,500)         98,543


Note 12. Debt

Total issued and outstanding convertible bonds as of September 30, 2006, comprised a net value of $321,147. During the nine months ended September 30, 2006 convertible bonds with an aggregate face value of $15,000 were converted to 100,000 shares of common stock. An additional 20,376 common shares were issued to settle accrued interest of $5,094.

As of September 30, 2006 we have convertible notes due to a related party totaling $185,000 plus accrued interest that are past due and four additional notes totaling $300,000 plus accrued interest that are past due. We are in discussion with the holders of these notes, and we expect to be able to repay or restructure these notes.

On March 8, 2006 we borrowed funds from and issued a convertible note for $200,000 to a related party. This note accrued interest at the rate of 10% per annum payable quarterly commencing July 1, 2006 and was secured by a general security interest in all assets of the Company. The note was due on the earlier of September 8, 2007 or at the option of the payee, the date we consummate an equity or debt financing of at least $200,000. The note plus accrued interest was convertible, in whole or in part, at the option of the payee into our equity securities as part of an equity or debt public or private offering. The note was to convert to equity at the then current private or public offering rate. We calculated the value of the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since the note was contingently convertible, the intrinsic value of the beneficial conversion feature would not be recorded until the note became convertible. We borrowed an additional $100,000 from the related party on April 28, 2006. The $200,000 principal amount above was amended to read $300,000. All other terms of the note remained unchanged.

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

On May 15, 2006 we repaid the note. In relation to this repayment we expensed the remainder of the debt discount in the second quarter of 2006. For the three and nine months ending September 30, 2006 interest expense related to amortization of the debt discount was $1,784 and $47,063, respectively.

Note 13. Cash Segregated in Compliance with Regulatory Requirements

Terra Nova maintained cash segregated in compliance with federal regulations of $159.6 million as of September 30, 2006. Such funds have been segregated in special reserve accounts, primarily with Harris Trust and Savings Bank and BMO Capital Markets primarily in interest bearing cash deposits, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

Note 14. Receivables from Customers

The Company's receivables from brokerage customers as of September 30, 2006 were approximately $40.8 million, primarily consisting of margin loans to brokerage customers. Margin loans are secured by securities owned by brokerage customers. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts.

Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, the NASD, various clearing firms, and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it feel necessary to protect itself from loss. Although Terra

Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova.

Note 15. Receivable from Brokers

The Company's receivable from brokers as of September 30, 2006 was $26.5 million. Such receivable consists primarily of securities borrowed, commissions receivable, and various cash and securities relating to the clearance of transactions. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various clearing brokers for institutional equities, option omnibus and correspondents' clearing business, and fully-disclosed futures and forex business.

Note 16. Payables to Customers

These funds are maintained in customer segregated accounts and relate to Note 13 above. Payable to Customers at September 30, 2006 was $216,638,053. Such funds are free credit balances on deposit with the Company relating to its self-clearing initiative and are subject to SEC 15c3-3 regulation. The related funds have been segregated in special reserve accounts earning interest (see
Note 13). This payable to customers does not include customer securities positions, as customer owned securities represent an off Balance Sheet item.

Note 17. Regulatory Requirements

Terra Nova, MW Securities and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova and RushTrade are subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). The Company calculates its net capital using the "alternative method", which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $250,000 and (ii) 2.0% of aggregate debit items. Further since Terra Nova is registered to accommodate prime brokerage business, it is further subjected to a minimum net capital requirement of $1.50 million.

                                   Capital         Excess
                 Net Capital     Requirement     Net Capital
                -------------   -------------   -------------
Terra Nova      $   9,800,995   $   1,500,000   $   8,300,995
MW Securities          23,825           5,000          18,825
RushTrade              96,819           5,000          91,819
                -------------   -------------   -------------
                $   9,921,639   $   1,510,000   $   8,411,639

Note 18.  Legal Proceedings

From time to time, we are involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

Office of Foreign Assets Control ("OFAC") has indicated to Terra Nova that it believes that Terra Nova violated U.S. economic sanctions against Iran by opening, through its branch office MB Trading, an account for an individual resident of Tehran, Iran. The account in question, which funded with less than $5,000 and was open for approximately one month, engaged in securities trading for approximately fifteen days. OFAC has indicated that it believes that the foregoing gives rise to an assessable penalty of $458,998 against Terra Nova, prior to taking into account any mitigating factors, under published guidelines, which could result in a reduction of the penalty by as much as 75% to $114,749. Terra Nova is engaged in settlement discussions with OFAC concerning such mitigating factors and the amount of the penalty imposed. At September 30, 2006 we have accrued a liability of $120,000 for this liability.

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

Note 19 Subsequent Events

The Series E Preferred converted to common stock (233,345,000 shares) on October 16, 2006 as a result of the authorization by the shareholders on September 28, 2006 to increase the number of authorized common stock to 800,000,000 and the filing of the Amended and Restated Articles of Incorporation.

ITEM 2 Management Discussion and Analysis and Interim Disclosures

Recent Developments

Business Combination

On May 17, 2006 the Company acquired the membership interests of Terra Nova, MW School and MW Securities. In connection with the acquisition, the Company issued $35,000,000 in Series E Preferred Stock and detachable common stock warrants. Of the proceeds of the offering, $25.5 million was used to purchase the aforementioned assets, and the balance is being used for transactional costs and working capital. Fees associated with the issuance of the Series E Preferred, including commissions, were $2,488,206. The Company issued approximately 14,462,000 underwriter warrants with a fair value of $2,980,422 recorded as additional paid in capital. The issuance of the Series E Preferred Stock and warrants resulted in a beneficial conversion feature of $23,699,816.

Deconsolidation of an Affiliate

The Company and a former employee/director have entered into an agreement whereby the Company revoked and rescinded its option to purchase any or all the shares in Rushmore Insurance Services and disavowed any claim an ownership interest in Rushmore Insurance Services or any of its assets. Rushmore Insurance Services was an inactive unit with insignificant revenues and was not part of the current business plan of the Company.

Business Summary and Overview

Overview

Terra Nova Financial Group, Inc. formerly known as Rush Financial Technologies, Inc. (the "Company," "we" or "us") is a holding company that operates through three primary subsidiaries: a full service self-clearing agency broker-dealer and futures commission merchants (FCM), Terra Nova Trading, LLC. ("Terra Nova"); a real-time financial technology development company, RushGroup Technologies, Inc. ("RushGroup"); and a financial markets educational provider, MarketWise Trading School, LLC.. ("MW School").

Terra Nova Trading, LLC, a self-clearing broker-dealer, is the Company's largest operating unit with over $40 million in revenues in 2005 and controlling more than $600 million in customer assets. Terra Nova services a diversified customer base serving Institutional and Individuals as well as providing clearing services to correspondent introducing broker-dealers, registered representatives, registered investment advisors and foreign brokers. Terra Nova provides a broad product offering including equities, options, futures, fixed income, mutual funds and foreign exchange. Founded in 1994, Terra Nova is a pioneer in electronic trading and was the sponsoring broker-dealer for the Archipelago ECN. Terra Nova is a member of the NASD, NFA, SIPC, DTCC, and OCC, as well as the following exchanges: PCX, ISE, BOX and CHX.

As a self-clearing broker-dealer, Terra Nova self-clears a significant percentage of its transactions through its own proprietary clearing software with DTCC and OCC directly. This provides the Company with additional control over transactional business and increase margins with regards to commissions and assets. Futures transactions and a portion of the remaining equities and options transactions are cleared through an established futures commission merchant and tier 1 broker-dealer respectively providing Terra Nova's clients global reach and products.

The Company is in the process of developing an Investment Banking Division to provide private investment opportunities to our Institutional and Elite Customers. Its mission is to further diversify the product offering of Terra Nova, monetize the existing matrix of business relationships and expand the revenue contribution from fee-based income. The primary focus will be on private placements of equity and debt securities. The Company does not expect revenues from this unit until mid 2007.

RushGroup, a wholly owned subsidiary of the Company, is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Share Market. RushGroup serves as our financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART((TM))), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to the National Association of Securities Dealers ("NASD") member broker/dealers, institutional portfolio managers and traders, thru three platforms. Its flagship product is Direct Pro, a Level II software-based product, providing direct-access to the markets and advanced functionality for sophisticated investors and active traders. In addition, RushGroup offers Direct Plus, a streaming Level I software-based product, and Direct, a Level I browser-based product.

MW School provides trading, investment and market education to individuals and entities. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. MW School's education curriculum is provided to assist individuals develop sound methods of analysis and risk management. Headquartered in Boulder, Colorado, MW School trains students worldwide.


Results of Operations

During the three months ended September 30, 2006, the Company has been engaged in executing the implementation plan to integrate the newly acquired entities. Terra Nova has fully implemented its OCC membership and successfully transferred all option clearing efforts from a third party broker, Merrill Lynch's Broadcort. Directly clearing the transactions provides increase profit margins in excess of $60,000 per month. In September 2006 the majority of RushTrade customers were transferred to Terra Nova, significantly reducing third party clearing charges by Penson Financial Services. The Rush Group entity completed a move and upgrade to a co-location facility to better support their product and service their clients. The Company has also reduced overhead and personnel costs while continuing to identify additional synergies throughout the Company as well as identify enhancements to its product offering, positioning itself to attract additional revenues and marketshare.

The Company has experienced significant growth over the nine month period ended September, 30, 2006, not only demonstrated through the Acquisition, but also through organic increase in revenues relating to Investment and Software operations.


We anticipate that the recent combination of the entities resulting from the Acquisition, together with the proper execution of our business and integration plans, the Companies will be positioned to further increase revenues. The primary source of loses reflected in these financial statements are largely in part to business units that have been modified and restructured, specifically, RushTrade, RushGroup and MW School. The Company has significantly reduced the recurring expenses, thus increasing the profit margins.

Revenues

The following table sets forth the components of our revenues for the periods indicated:

                      Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------   -------------------------------
Revenue                    2006              2005             2006             2005
-------------------   --------------    --------------   --------------   --------------
Investment Services   $   12,521,944    $      597,262   $   22,852,258   $    1,594,311
Software Services              2,210             2,128            5,580            5,798
Corporate                    (23,044)           10,028            7,455           41,964
                      --------------    --------------   --------------   --------------
Total                 $   12,501,110    $      609,418   $   22,865,293   $    1,642,073
                      ==============    ==============   ==============   ==============

Total revenue for the third quarter and for the first nine months increased
$11,891,692, or 1,951%, and $21,223,220, or 1,292%, respectively from 2005 to
2006. This increase reflects the substantially increased revenue from the acquisition of Terra Nova.

Investment services revenue for the third quarter increased $11,924,682, or 1,997%, from 2005 to 2006, and for the first nine months increased $21,257,947, or 1,333%. These increases are due primarily to the acquisition of Terra Nova.
Revenues from the Investment Services segment are expected to increase due to organic sales and growth in marketing.

Corporate revenues for the third quarter and for the first nine months decreased
$33,072, or 330% and $34,509, or 82%, respectively, from 2005 to 2006. This decrease represents trailing commissions from Rushmore Insurance Services. This line of business was deconsolidated as a result of an agreement with a former employee/director to revoke and rescind the Company's option to purchase all the shares in Rushmore Insurance Services, all related revenues and expenses are classified as corporate. This reflects no material effect on the operation or future business plan for the Company.

To date revenues from Software Services segment are minimal. In the future, we expect revenues from this segment to grow by offering the products to the Terra
Nova client base and through sales to third party clients.


Expenses
The following table sets forth the components of our expenses for the periods indicated:

                      Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------   -------------------------------
Expense                    2006              2005             2006             2005
-------------------   --------------    --------------   --------------   --------------
Investment Services   $   11,684,567    $      490,919   $   21,723,297   $    1,464,088
Software Services            460,313           388,723        1,228,764        1,238,688
Corporate                  1,284,017           337,548        2,812,363        1,042,196
                      --------------    --------------   --------------   --------------
Total                 $   13,428,897    $    1,217,190   $   25,764,424   $    3,744,972
                      ==============    ==============   ==============   ==============

Total expenses, primarily due to the acquisition of Terra Nova and MW School, including interest expense, for the third quarter and for the first nine months, increased $12,211,707 or 1,000%, and $22,019,452 or 588%, respectively, from
2005 to 2006.


For the three and nine months ended September 30, 2006, Investment Services expenses increased 2,280%, or $11,193,648, and $20,259,209, or 1,384%
respectively, related to the acquisition of Terra Nova and the corresponding increase of transactions and related expenses. Expenses from the Investment
Services segment are expected to overall increase although the increase in of transactions and the corresponding expenses will be decreased by the synergies gained in combining RushTrade into Terra Nova.

Software Services expenses increased $71,590, or 18%, in the third quarter, and decreased $9,924, or 1% for the first nine months due to the costs associated with the implementation of added infrastructure of Rush Group to accommodate additional customers and growth. Software services expenses are expected to overall increase as new software users are added, this increase will be offset by the synergies and savings gained from moving to a new co-location facility.

Corporate expenses increased $946,469 or 280%, and $1,770,167, or 170% for the third quarter and for the first nine months, respectively, resulting from additional administrative costs to implement the acquisition, the adaptation of FAS123R and the expenses relating to the issuance of warrants to employees and directors during May 2006 and August 2006

Net Loss

The following table sets forth the components of our net loss for the periods indicated:

                      Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------   -------------------------------
Net Loss                   2006              2005             2006             2005
-------------------   --------------    --------------   --------------   --------------
Investment Services   $      837,378    $      106,343   $    1,128,962   $      130,223
Software Services           (458,103)         (386,595)      (1,223,184)      (1,232,890)
Corporate                 (1,307,062)         (327,520)      (2,804,908)      (1,000,232)
                      --------------    --------------   --------------   --------------
Total                 $     (927,787)   $     (607,772)  $   (2,899,130)  $   (2,102,899)
                      ==============    ==============   ==============   ==============

Liquidity

Cash Flows from Operating Activities

Cash flow from operations was $3,333,011 for the nine months ended September 30, 2006. We incurred a net loss of $2,899,130 for the nine months ended September 30, 2006. This amount was adjusted for non-cash expenses totaling $1,666,163 and deconsolidation of a subsidiary of $250,682, an increase in receivable from customers and non-customers of $19,088,950 and $434,336 respectively, reduced by an increase in segregated cash of $45,041,720, an increase in receivables to brokers, dealers, and clearing organizations of $7,760,189, as well as an increase in prepaid expenses, deposits of $150,146 and other assets of $3,070, a decrease in accounts payable of $889,779 and a decrease in accrued payroll tax obligation of $693,776, and offset by an increase in payables to customers of $38,258,500, an increase in payables to non-customers of $54,238, a decrease in accounts receivable of $1,108,298, thus yielding net cash flows used in operating activities of $3,333,011. This was primarily due to acquisition-related implementation costs and restructuring of Terra Nova Financial Group.


Cash Flows From Investing Activities

Cash flow used in investing activities during the nine months ended September 30, 2006 was $15,080,304, due to applying $25,493,122 to the purchase of Terra Nova and related entities and offset by the purchase of property and equipment of $115,491 and $10,528,309 cash acquired in the acquisition of the Terra Nova and related entities.

Cash flow used by investing activities during the nine months ended September 30, 2005 was $261,696, from purchase of equipment and capitalized software development costs related to the RushGroup direct access software and its Back Office Tool.

Cash Flows from Financing Activities

During the nine months ended September 30, 2006 we raised $300,000 from the issuance of a convertible note to a related party, $100,000 from the issuance of a related party note payable, approximately $32,494,407 net proceeds from the sale of Series E preferred stock, and $30,000 from the exercise of stock options. This was offset by the repayment of the $300,000 convertible note and the $100,000 note payable, and the net payments on our line of credit of $6,824,425.

During the nine months ended September 30, 2005 we raised $1,520,000 from the sale of common stock and warrants and $3,300 from the exercise of stock options.

Working Capital Requirements and Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern. At September 30, 2006, we had $242,678,464 in current assets and current liabilities of $232,273,738. Also, we incurred a net loss of $2,899,130 during the nine months ended September 30, 2006 and $2,102,899 in 2005. We believe the funds raised in connection with the purchase of Terra Nova and the cash flows generated by Terra Nova will enable us to reach a sustainable level of profitability; however, these matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently engaged in several legal proceedings, more fully described in Legal Proceedings in Part II, Item 1, below. We believe that our current level of funding, the payment of the claims would not have a material adverse effect on our ability to continue as a going concern if the outcomes are unfavorable. We believe we would be able to pay the claims in total in the short term.

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

ITEM 3 Controls and Procedures

a) Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b) There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

The Office of Foreign Assets Control ("OFAC") has indicated to Terra Nova that it believes that Terra Nova violated U.S. economic sanctions against Iran by opening, through its branch office MB Trading, an account for an individual resident of Tehran, Iran. The account in question, which funded with less than $5,000 and was open for approximately one month, engaged in securities trading for approximately fifteen days. OFAC has indicated that it believes that the foregoing gives rise to an assessable penalty of $458,998 against Terra Nova, prior to taking into account any mitigating factors, under published guidelines, which could result in a reduction of the penalty by as much as 75% to $114,749.50. Terra Nova is engaged in settlement discussions with OFAC concerning such mitigating factors and the amount of the penalty imposed. At September 30, 2006 we have accrued a liability of $120,000 for this liability.

The Lozman litigation against Terra Nova arises out of a claim by plaintiffs Fane Lozman and Blue Water Partners, Inc. that Terra Nova allegedly usurped corporate opportunities owed to Blue Water Partners in 1994 and continuing to the present, allegedly owed brokerage and software commission payments to plaintiffs since 1995, and for specific performance or the monetary equivalent based on a claim that Lozman was promised half ownership in Terra Nova. Terra Nova denies the allegations and vigorously defended itself at the trial for the legal claim, which resulted in a jury verdict in Terra Nova's favor on December 16, 2004.

The State Farm litigation against Terra Nova is an action filed by State Farm Insurance Company seeking a declaration that State Farm does not owe a defense or indemnity obligation to Terra Nova arising out of State Farm's policies of insurance sold to Terra Nova during the relevant time periods. Terra Nova intends to vigorously defend the claim and believes it has meritorious defenses against State Farm for bad faith and seeks to recover its legal fees and costs arising from its defense in the Lozman litigation described above. Furthermore Terra Nova has filed a counter claim.

We establish liabilities when a particular contingency is probable and estimable. For contingencies noted above, we have accrued amounts considered probable and estimable. We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operation.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, 100,000 shares of common stock were issued in exchange for conversion of 2,500 shares of convertible preferred stock; 38,537 shares of common stock were issued as payment of preferred dividends; 100,000 shares of common stock were issed upon conversion of $15,000 of convertible bonds; 20,376 shares of common stock were issued as payment of convertible bond interest; 50,653 shares were issued for directors fees; 42,500 shares were retired due to non-vesting; 200,000 shares were issued for exercise of stock options; and 7,500 shares were issued as compensation. All 474,566 shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3 Defaults upon Senior Securities

NONE

ITEM 4 Submissions of Matters to a Vote of Security Holder

The Annual Meeting of the Shareholders of the Company for the fiscal year ended December 31, 2005, was held in Chicago, Illinois on September 28, 2006.

Election of Directors

The first item of business was the election of two Class II Directors to serve until the 2009 annual meeting. Upon nomination, Bernay Box and Murrey Wanstrath were elected as Directors of the Company to hold office for a term expiring at the 2009 annual meeting, and thereafter until his successor has been duly elected and qualified. Mr. Box and Mr. Wanstrath were added to the existing Board of Directors as follows:
Charles B. Brewer
Russell N. Crawford
Gayle C. Tinsley
Stephen B. Watson.

The tabulation of votes cast in favor and withheld with respect to the election of director is as set forth below:
                                    FOR                       WITHHOLD
                                    ---                       --------
Bernay Box                          205,286,054               508,892
Murrey Wanstrath                    205,286,054               508,892

Ratification of KBA Group LLP as Auditors

Upon motion duly made and seconded, it was resolved that the shareholders of the Company approved the appointment by the Audit Committee of KBA Group LLP as the Company's registered independent public accounting firm, to conduct the audit of the Company's 2006 financial statements.

The votes were cast as follows: 205,545,017 shares were voted in favor, 249,001 shares were voted against, and 928 shares abstained from voting.

Amendment to the Company's Articles of Incorporation to change the name of the Company to Terra Nova Financial Group, Inc.

Upon motion duly made and seconded, it was resolved that the shareholders of the Company approved the amendment to the Company's Articles of Incorporation to change the name of the company from Rush Financial Technologies, Inc to Terra Nova Financial Group, Inc., as recommended by the Board of Directors.

The votes were cast as follows: 203,097,215 shares were voted in favor, 2,618,576 shares were voted against, and 79,155 shares abstained from voting.

Amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock to 800,000,000.

Upon motion duly made and seconded, it was resolved that the shareholders of the Company approved the amendment to the Company's Articles of Incorporation to increase the number of authorized shares to 800,000,000.

The votes were cast as follows: 204,880,567 shares were voted in favor, 913,398 shares were voted against, and 981 shares abstained from voting.

Amendment to the Company's Articles of Incorporation to reduce the maximum number of Directors from 21 to 9.

Upon motion duly made and seconded, it was resolved that the shareholders of the Company approved the amendment to the Company's Articles of Incorporation and Bylaws to reduce the number of Directors from 21 to 9.

The votes were cast as follows: 205,918,929 shares were voted in favor, 265,667 shares were voted against, and 76,077 shares abstained from voting.

The Quorum of 75.8% of all voting stock outstanding was present in person or by proxy and the meeting was lawfully and properly convened.

ITEM 5 Other Information

ITEM 6 Exhibits

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

Dated: November 20, 2006              By      /s/ Mike Nolan
                                            ------------------------------------
                                            Mike Nolan
                                            Chief Executive Officer

Dated: November 20, 2006              By      /s/ M. Patricia Kane
                                            ------------------------------------
                                            M. Patricia Kane
                                            Chief Financial Officer