Form 10KSB
period 2006-12-31
Terra Nova Financial Group Inc
filed 2007-04-02
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-24057

Terra Nova Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2375969
(State of incorporation)	(I.R.S. employer identification no.)

100 South Wacker Drive, Suite 1550
Chicago, Illinois 60606
(Address of principal executive offices)

(312) 827-3600
(Registrant's telephone number)

Securities registered under Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

State Issuer's Revenues for its most recent fiscal year: $37,536,289

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $31,530,773

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 271,842,939 shares of common stock, $0.01 par value (as of March 31, 2007).

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed within 120 days after December 31, 2006 in connection with its 2007 annual meeting of shareholders are incorporated by reference in Part III of this report.

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS
Form 10-KSB	Page No.

Index of Consolidated Financial Statements	F-1
Signatures

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-KSB and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. The Company's forward-looking statements generally relate to the prospects for future sales of the Company's products, the success of the Company's marketing activities, and the success of the Company's strategic corporate relationships. These statements are based upon assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors the Company's management believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties, including the following: the Company's ability to achieve profitable operations and to maintain sufficient cash to operate its business and meet its liquidity requirements; the Company's ability to obtain financing, if required, on terms acceptable to it, if at all; the success of the Company's research and development activities; competitive developments affecting its current products; its ability to successfully attract strategic partners and to market both new and existing products; exposure to lawsuits and regulatory proceedings; the Company's ability to protect the Company's intellectual property; governmental laws and regulations affecting operations; the Company's ability to identify and complete diversification opportunities; and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items. A further list and description of these risks, uncertainties and other matters can be found elsewhere in this Annual Report on Form 10-KSB. Except as required by applicable law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business

Overview

Terra Nova Financial Group, Inc., a Texas Corporation, formerly known as Rush Financial Technologies Inc., (the "Company", "we") is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), a full-service self-clearing agency broker-dealer and futures commission merchant and RushGroup Technologies, Inc. ("RushGroup"), a real-time financial technology company.

The Company was originally founded as Rushmore Capital Corporation in 1990 as a traditional financial services company and commenced operations in March 1991. In October 1997, the Company changed its name to Rushmore Financial Group, Inc. The Company launched an initial public offering on the Nasdaq SmallCap Market in 1998. In 2002, the stock began trading on the OTC Bulletin Board after delisting from the Nasdaq SmallCap Market. The Company's name changed in 2004 to Rush Financial Technologies, Inc. In May 2006, Rush Financial Technologies, Inc. acquired all of the membership interests of Terra Nova Trading, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. The Company changed its name to Terra Nova Financial Group, Inc. in October 2006 and trades on the OTC Bulletin Board under symbol "TNVF".

Terra Nova Financial, LLC

Terra Nova Trading, LLC was founded in 1994 as an NASD brokerage firm serving select institutional clients. The founder of Terra Nova Trading, LLC, Gerald Putnam, co-founded the Archipelago ECN in 1996. From 1996 to 1998, Terra Nova Trading, LLC acted as the sponsoring broker-dealer for the Archipelago ECN. Since 1996, the firm has become one of the leading direct access brokerage firms in the United States, serving retail and institutional clients. Terra Nova Trading, LLC took its equity and options business self-clearing in 2004. Terra Nova Trading, LLC changed its name to Terra Nova Financial, LLC in February 2007.

Terra Nova operates as a self-clearing, online broker-dealer that offers trading in a broad suite of securities, including domestic equities, options, exchange-traded funds ("ETFs"), commodity futures and options, fixed income securities, mutual funds and foreign exchange, as well as limited foreign equities and futures. We provide market access, order execution, superior customer support and comprehensive clearing services to professional traders and investors. We offer innovative proprietary trading platforms for active professional and institutional traders with smart order routing technology and desktop customization capabilities that provide the client with the best trading tools possible.

Terra Nova self-clears a significant percentage of its transactions through its own proprietary clearing software with the Depository Trust Company ("DTC") and the Options Clearing Corporation ("OCC") directly. This sufficiency provides the Company with additional control over transactional business and increased margins in regard to commissions and assets. All futures and foreign exchange transactions, along with a small portion of equities and options transactions, are cleared through an established futures commission merchant and a Tier 1 broker-dealer, respectively, providing Terra Nova's clients with a global reach of products and services.

Terra Nova operates four business divisions within the Investment/Brokerage Services Segment:

Direct

The Direct Division provides the individual active trader or investor a sophisticated trading experience with a focus on trade executions at competitive commissions through state-of-the-art direct market access trading platforms. We deliver services that include attentive customer support, customized portfolio reports and advanced research analytical tools that are tailored to the needs of the active trader. We also offer a state-of-the-art trading room for active professional day traders. For more information regarding the Direct Division, please visit our website www.terranovatrading.com.

Institutional

The Institutional Division is a provider of clearing services, prime brokerage, agency-only brokerage, and advanced direct market access solutions to hedge funds, money managers, and proprietary trading units. Our sales trading desk provides execution services in equities, options, and futures. We have access to third party trading tools including customizable algorithms, smart order routing technology and can accommodate black and gray box trading systems. Additional resources for institutions include active soft dollar commission recapture programs and pre-trade and post-trade analytics. These services allow us to take a consultative approach to our clients and provide a full suite of customized brokerage solutions.

Broker Services

The Broker Services Division provides comprehensive financial and technological resources for referring broker-dealers, registered representatives, registered investment advisors and foreign brokers. The wide array of products and services offered includes clearing services, trade execution, white-label direct market access trading platforms, customized trade and business reports as well as account management and custody.

Investment Banking

The Investment Banking Division provides advice to corporate and institutional clients throughout the world on mergers, acquisitions and other financial matters. The Investment Banking group also raises capital for clients as a placement agent in public and private offerings of debt and equity instruments. Our Investment Banking professionals are responsible for developing and maintaining relationships with issuers by gaining a thorough understanding of their specific needs and bringing together the full resources of Terra Nova to accomplish their financial and strategic objectives.

Terra Nova is a member of the National Association of Securities Dealers ("NASD"), Securities Investor Protection Corporation ("SIPC"), National Futures Association ("NFA"), The Depository Trust Company ("DTC"), National Securities Clearing Corporation ("NSCC") and The Options Clearing Corporation ("OCC") along with the following exchanges: Boston Stock Exchange, International Securities Exchange, Boston Options Exchange, Chicago Stock Exchange, National Stock Exchange, NYSE Arca Options (pending), and NYSE Arca Equities. Terra Nova is headquartered in Chicago, Illinois with sales offices in New York and San Francisco.

Terra Nova maintains two primary websites for general information about the Company, marketing of our various software products and brokerage services and as a resource for our clients. These award-winning client-friendly websites contain both marketing and client support material that is focused on enhancing the client experience and site usability. Terra Nova has historically ranked high in Barron's magazine annual survey of Best Online Trading Firms in the areas of Customer Service, Trade Technology, Portfolio Reports, Overall Usability and Trade Execution.

RushGroup Technologies, Inc.

RushGroup, a wholly-owned subsidiary of the Company, is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as the Company's financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies, a smart order routing system, RushGroup offers real-time market data platforms and direct access trading systems to NASD member broker-dealers, institutional portfolio managers and traders, through three platforms. Its flagship product is Direct Pro, a Level II software-based product, providing direct access to the markets and advanced functionality for sophisticated investors and active traders. In addition, RushGroup offers Direct Plus, a streaming Level I software-based product, and Direct, a Level I browser-based product. RushGroup is headquartered in Dallas, Texas.

Additional Terra Nova Financial Group, Inc. subsidiaries include: RushTrade Securities, Inc. ("RushTrade"), a registered introducing broker to Terra Nova. RushTrade is a member of the NASD and registered in all 50 states. Market Wise Securities, LLC ("MW Securities") is a registered broker-dealer that introduces clients to Terra Nova. Market Wise Stock Trading School, LLC ("MW School") provides trading, investment and market education to individuals and entities. Its mission is to support traders and investors in their quest to achieve financial freedom and success, while sharing the passion and trading skills of its instructors. MW School's curriculum is designed to assist individuals develop sound methods of analysis and risk management.

The company maintains less active or inactive subsidiaries which include: LostView Development Corporation ("LostView"), Rushmore Securities Corporation ("Rushmore"), and RushTrade.com, Inc ("Rush"). See Exhibit 21.1 - Subsidiaries of the Registrant.

Products

The Company, through its subsidiaries, offers a complete financial services solution which includes premier trading platforms, clearing services, brokerage services, trade executions and investment banking.

Trading Platforms

DirectPro, offered by RushGroup, is our flagship, Level II trading platform that offers real-time, streaming data and a wide array of sophisticated trading features including portfolio management with real-time, straight-through posting of trade positions, orders and account balances; support for trading through a real-time order management portal that routes entry and exit orders based on user-defined criteria; and unlimited, customizable trading layouts users can configure to suit their personal trading style. Direct Pro users can send orders through our proprietary smart order routing technology, but also have the ability to self-direct orders to multiple trading venues including the major exchanges, Electronic Communication Networks ("ECNs") and Market Makers. In addition, we offer Direct Plus (a streaming Level I software-based product) and Direct (a Level I browser-based product) that are targeted to swing traders and the direct investor.

Terra Nova also supports other trading systems; in particular, we have long been a leading provider of RealTick®, a real-time, Level II trading platform developed by Townsend Analytics, Ltd. RealTick is a fully customizable trading platform that has a global reach and offers direct access to domestic and international markets. RealTick encompasses advanced charting capabilities with over forty technical studies. All trading, balance, position and order status data is presented in real-time. Customizable trading pages enable the user to create a trading page to suit their personal trading style, as well as offering various algorithms. RealTick offers our clients the ability to self-direct orders to multiple domestic and international exchanges for equities, options, futures and foreign exchange.

Terra Nova provides many readily accessible, self-help resources. All of our trading platforms offer a streamlined, online user guide. We also have a Help Center within our website, www.TerraNovaTrading.com, which provides a variety of tutorials on topics including margin, options trading and order entry. Our clients also have anytime access to our Media Library, a web-based audio/visual collection of recorded tutorials that demonstrate the technological innovations of our trading platforms including basic and advanced order entry management.

Clearing Services

Terra Nova provides technology-based clearing systems that have the agility to accommodate a variety of multi-currency financial tasks including multiple products, sophisticated margining, complex options, trade clearing, account custody and maintenance, trade settlement, stock loan and customized data reporting. Our clearing systems encompass the entire trade cycle, thus decreasing the number of possible accounting inconsistencies and settlement errors. A proactive approach to corporate actions ensures accurate changes to market data and expedient delivery of related correspondence.

We have designed our clearing systems to be scalable in order to accommodate increased transactional volume, allow for easy integration with third party vendors and handle future regulatory requirements without losing our focus on stability and reliability. All transactional and client data encompass several levels of security and a redundant 'shadow' environment is consistently maintained to ensure that data is always readily accessible. Terra Nova handled over 28 million financial transactions in 2006.

Broker Services

Correspondents, broker-dealers, referring brokers, registered representatives, trade advisors and foreign brokers can take advantage of our full suite of services including trade executions, customized trade and business reports, online statements and confirmations and full clearing services. Terra Nova delivers customized solutions that are tailored to suit the needs of each client including white-label trading platforms and reports. Customer support is offered to each entity to ensure a seamless transition while providing accurate answers to questions.

Trade Executions

Terra Nova offers direct access trading to multiple domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities, mutual funds and foreign exchange. Our trade servers handled over 15 million executions in 2006 and are capable of handling an increase in trading activity. We also accommodate alternative routing solutions including algorithmic trading, FIX and API capability. We have a 24-hour trading desk that is staffed with licensed brokers and is available to all clients. Terra Nova operates on an agency-only basis providing unbiased trade executions. The primary sources of distribution are the Internet, direct telecom connections, or via the telephone.

Investment Banking

Our Investment Banking Division assists growth companies who want to raise capital through private placements and private investments in public equity. We also advise clients on Mergers & Acquisitions, AIM listings, and corporate partnering and strategic alliances.

We are focused on raising capital in the private equity and debt markets via private placements. Clients range from pre-initial public offering ("IPO") companies to Small Cap and Micro Cap corporations that span many industries. The Investment Banking group has experience in identifying sources, establishing structures and placing common stock, convertible preferred stock, subordinated debt and senior debt, as well as utilizing a variety of financing techniques, including mezzanine debt, PIPEs and project financings. We focus on "best efforts" offerings that qualify for exemption under Regulation D of the Securities and Exchange Act of 1933.

Customer Service

In an age where the divide between a company and its clients seems to widen, Terra Nova believes that client satisfaction is paramount to the success of our business.

Our dedicated approach to customer service is a core driver of our overall success. We provide attentive service to our clients throughout their entire experience with our firm - from opening the account, training on our trading platforms, trade execution and reporting. All Terra Nova clients have access to our customer service desk and our 24-hour trading desk - a group of responsive, licensed brokers who are trained to provide resolution on the initial call inquiry and required to follow-up in a timely manner on any issues that cannot be immediately resolved. This ensures that customers need not call back for resolution. Email and online chat support is also provided for our client's convenience.

Education

The Market Wise Trading School offers online trading courses geared to equip traders with the skills needed to trade in almost any market with success. It also develops and maintains various educational products led by the Profiler, a subscription based, scanning tool capable of sorting through over 6,500 stocks, ETFs and mutual funds in a matter of seconds, identifying bullish and bearish stock trade ideas. Also included is a trade planner that determines - before routing a trade - if it offers a suitable reward commensurate with the risk.

Technology

Technology is a core component for all of our business initiatives and is critical to our goals of providing quality services at minimal costs to clients. Our operations include secure, scalable, reliable and redundant systems that can execute and process complex financial transactions with speed and accuracy. We maintain proprietary technology that automates many of the traditionally labor-intensive securities processing and, unlike many of our competitors, we have no reliance on mainframe systems. We believe that our technology, and the ability to connect all our systems from trade execution to clearing, is what differentiates us from other financial companies and enables us to be competitive. We own the source code for both the front end trading system and our back office clearing system. Our technology utilizes the Internet significantly for communicating data and executing trades.

To enhance capacity and reliability we maintain two co-location data centers in Dallas, Texas and Chicago, Illinois. We ensure the integrity of our data networks using industry best practice methods and an around the clock monitoring system. Terra Nova will continue to invest in our technology and infrastructure systems. We are currently reviewing our patent and trademark status for further protections.

Market Opportunity

Direct

As the number of online traders and investors increases and the online trading landscape continues to move toward self-directed trading, we believe that the there will be an expanding market for direct access routing technology and sophisticated trading analytics systems. Terra Nova is a pioneer in the direct access brokerage industry and has established a solid reputation and presence in this growing sector. Because of this we are well-positioned to capture the valuable active trading segment of online traders. While we have traditionally catered to these active traders, we have also expanded our available software products and services to appeal to swing traders and investors thereby expanding our market reach to cover the full spectrum of direct investors. We have also automated most client services, and post an extensive library of tutorials, articles and help files online, ensuring that we can support a growing client base with no loss of service quality.

Further, as emerging technology increases the electronic scope of the markets, many financial products once available to only pit and floor brokers or trade desks are now becoming electronically traded. Ready access to various markets will drive the need to trade multiple products through a single platform. Terra Nova delivers a 'one-stop trading' experience as our platforms are equipped to trade multiple product classes, eliminating the need for multiple brokers and platforms.

Market education has also become increasingly sought after by new traders and investors. The Market Wise Trading School has the resources needed to attract and retain a consistent revenue source, by offering online classes and subscription based research and educational products. In addition, the MW School is both a source of new clients as well as a good retention tool for our active trader, swing trader and investor clients.

Institutional

The Institutional Division sees a unique market opportunity due to several market factors, including the explosive growth within the hedge fund industry (growing at rates greater than 25% annually), the continued street-wide adoption of electronic trading technologies, as well as the return to traditional "broker-based" trading. Our evolving trading platforms and algorithmic programs can be customized to meet the ever changing needs of the institutional marketplace.

Hedge funds with less than $500M in assets under management comprise 86% of all hedge funds. Terra Nova can provide a turnkey solution for newly created hedge funds with the prime brokerage unit providing custody, administrative and capital introduction services, while the sales trading desk can provide the highest level of executions via traditional and electronic methods.

Broker Services

The latest studies indicate that the registered investment advisor space has experienced significant growth and is anticipated to continue growing at rapid pace. In The Advisor Benchmarking survey (April 2006), the SEC reported the assets under management with advisors reached approximately $31.4 trillion. This is an increase of 17% from approximately $26.8 trillion reported in 2005. The SEC also reported a 19% increase in the number of registered advisors from 2005 levels. Currently, there are 10,290 registered advisors compared to 8,614 in 2005. Terra Nova - through its products and services - is well-positioned to attract and grow the registered investment advisor business in 2007 through advertising and direct sales solicitation.

The registered representative universe is also growing. In 2005, the NASD reported the number of independent registered representatives was 60,551, a slight increase from 2004 with gross revenues of approximately $9.7 billion. Terra Nova will grow the registered representative business in 2007 through aggressive advertising and direct sales solicitation along with competitive payouts.

Currently there are 5,160 NASD registered broker-dealers, down from the 1987 peak of 6,700. This decrease is the result of attrition and acquisition amidst an environment of increased regulation. Additionally, there currently are only thirty correspondent clearing firms, where just two years ago the number was approximately one hundred. Terra Nova intends to grow its correspondent business by targeting the medium size broker-dealer which tends to be more full service and coincides with the registered investment advisor model we are developing. We can make a strong case in this market versus existing competition through a combination of lower overall costs and a more robust service offering.

Investment Banking

There is overall growth in the global investment banking market, fueled - in part - by the growth of the EMEA (Europe, Middle East and Africa) markets. The MicroCap companies have traditionally been underserved with few Investment Banking institutions able to meet their specific needs.

Marketing

Terra Nova's marketing goals remain steadfast: Cost-effectively attract new clients while increasing the Terra Nova brand name. In reaching these goals, Terra Nova uses a low-cost 'organic' sales, print advertising and Internet marketing strategy. Since many of Terra Nova's clients remain very satisfied with their overall experience with our firm, Terra Nova also relies on client referrals to identify and open new accounts.

Through our targeted Internet and media advertising on various financial websites and industry publications, Terra Nova has been able to reach a core of retail and institutional traders, ex-floor traders, correspondent brokers and investors. Participation in various industry trade shows, either with a stand-alone booth or in conjunction with our strategic alliances, has also been a marketing staple.

Terra Nova and RushGroup have also been highly visible in various industry publication reviews. These reviews have driven traffic to the respective websites where prospective clients can gather additional information regarding our products and services, view a live trading platform demonstration and complete an application for an account online.

Preferred broker arrangements and strategic third-party relationships with other financial services companies have contributed to a more efficient acquisition of new clients and remains a cornerstone in our drive towards an increase in new client accounts.

In 2007, Terra Nova intends to increase our marketing scope through print, email, direct mail and industry trade shows to attract new client accounts and to also increase the scope and reach of the Terra Nova brand name.

Growth Strategy

Direct

Organically cultivating our current relationships remains a strong and cost-effective method to grow. Terra Nova is well positioned to take advantage of an increase in the number of online traders and investors through our multiple trading platforms that are geared for entry level traders and advanced professional traders alike.

Ownership of our technology provides us with an edge over our competitors. We can swiftly react to our clients' trading needs through fast implementation of technological changes and innovations on our trading platform. This responsiveness will contribute to client satisfaction and loyalty which in turn helps us retain and grow our business. Through the automation of key services we can also drive our clients to utilize online resources that allow us to handle the increased growth with no decrease in our quality of client service.

With three product classes, we also have opportunities to upsell our clients as their level of sophistication increases. Since our trading platforms can facilitate trading in multiple products and currencies online, cross selling other trading products to our current retail client base will also serve as a key component in driving our growth.

Our proprietary trading platforms offer another strong opportunity for growth. By driving our current clients toward our proprietary trading platforms from third party trading platforms, we can increase our revenue.

As an online broker-dealer, Internet marketing will still continue to remain a method to acquire new clients. By targeting high visibility financial websites we anticipate driving an increased amount of traffic to our website where the prospective client can learn more about our products and services, view a live demo of our trading platform, and open an account online.

Terra Nova will also continue to maintain our current and develop new preferred broker arrangements with various financial service companies. Acquiring new accounts through these arrangements are attractive due to the low cost/high visibility nature of the relationships.

Institutional

By offering a broad spectrum of turnkey solutions including account custody and clearing, administrative solutions, capital introduction, soft dollar programs and unique execution services, the Institutional Division is poised to attract newly created hedge funds.

In 2006, almost 300 new hedge funds were launched with assets under management totaling under $50 million. Currently, 26% of all existing hedge funds have less than $50 million assets under management. This growing segment, plus those hedge funds in the $50M - $100M range are the Institutional Division's target clientele.

Organic growth of our current client base will also be a major factor in the growth of the Institutional Division. Through the utilization of enhanced electronic trading capabilities and the introduction of new asset classes and by offering customized algorithmic programs we can maximize revenue growth and greatly enhance client retention levels.

Broker Services

The Broker Services Division will target broker-dealers, registered investment advisors, registered representatives, and foreign brokers through marketing, advertising and attending trade shows that cater to the direct access client base. We also continue to work with our existing base of over sixty-five clients worldwide to help them grow their business which ultimately benefits the Terra Nova white-label direct access trading system revenue stream. Additionally, we expect to have a product and platform in production in 2007 that will facilitate the growth of the registered investment advisory business in order to participate in this explosive, asset gathering segment of the brokerage universe.

Investment Banking

Investment Banking services have increased globally over the past several years. The Company will seek to capitalize on this through the growth of its Investment Banking Division. We have a distribution channel that can supplement the typical funding sources available to other mid-market corporate finance advisors. We intend to develop our distribution capabilities, while partnering with others firms that complement our transaction sourcing, advisory services and client communication. Our strategy is to position Terra Nova as the distribution partner of choice for an expanding network of alliances that deliver domain expertise in certain industry verticals, or geographies or specialized transaction structures.

Technology

Terra Nova will continue to enhance its existing product lines as well as add new products to meet emerging market needs.

Strategic Alliances

We have established strategic alliances or joint marketing arrangements with various financial services firms. These arrangements, depending on the terms of the relationship, provide joint marketing opportunities that are expected to enhance our ability to acquire new clients, lower our client acquisition costs and/or provide education and other resources that improve our client retention.

Terra Nova utilizes the future and commodity option clearing services of R.J. O'Brien and foreign exchange transactions are cleared thru Hotspot FX. Terra Nova maintains an introducing broker relationship with Merrill Lynch for large prime brokerage services when necessary.

Website

Terra Nova maintains four primary websites for general information about the Company, marketing of our various software products and brokerage services, and as a resource for our clients. These award winning client-friendly websites contain both marketing and client support material that is focused on enhancing the client experience and site usability. Terra Nova is consistently ranked high in Barron's magazine annual survey of Best Online Trading Firms in the areas of Customer Service, Trade Technology, Portfolio Reports, Overall Usability, and Trade Execution.

www.TerraNovaFinancial.com - Broker-Dealer website

TerraNovaFinancial.com acts as the Company's primary site and is used for the marketing of all major Divisions: Direct, Institutional, Broker Services and Investment Banking. Investor Relations information is also provided for prospective and current investors.

www.TerraNovaTrading.com - Retail Division website

This site is the main resource for active traders and investors who wish to learn more about a brokerage account with Terra Nova, view a demonstration of our trading platforms and open an account online. Terra Nova clients can also use this website, and the integrated client center, as a resource to view trading reports and balances, review recorded and print tutorials about our trading platforms and order entry, and learn more about how to optimize their trading experience at Terra Nova.

www.RushGroup.com - Technology website

RushGroup.com is dedicated to marketing our technology division that develops our Direct suite of trading platforms and routing technology, our market data center and back office application.

www.MarketWise.com - Education website

MarketWise.com provides traders access to quality market and trading education classes and products. In particular, MW School offers various online classes and free live events and visitors can also subscribe to the MW School flagship product, the MarketWise Profiler.

SEC Filings

At present, many but not all of our Securities and Exchange Commission ("SEC") filings are on our website, www.TerraNovaFinancial.com. We are not an Accelerated Filer as defined in Section 12b-2 of the Act, but we make all of our required filings available on our website as they are filed with the SEC at www.sec.gov. We have not posted filings that were made prior to mid year 2004.

Employees

We have a total of ninety-five full time employees and several independent contractors with a presence in Chicago, New York, San Francisco, Dallas, Denver and San Antonio.

Regulation

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova and RushTrade are subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the "alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as an NASD broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the NASD broker-dealer status and $45,000 relative to its future commission merchant status.

Risk Factors

You should carefully consider each of the following risk factors. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading price of our shares could decline significantly. The risk factors below contain forward-looking statements regarding the Company. Actual results could differ materially from those set forth in the forward-looking statements.

We face substantial competition and rapid change from other industry participants and competitors, including other securities processing firms, which could harm our financial performance if we fail to compete.

We encounter aggressive competition from numerous competitors in many areas of our business. New competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines. In addition, the market for securities processing and infrastructure products and services is rapidly evolving and highly competitive. Our competitors have significantly greater financial, technical, marketing and other resources, offer a wider range of services and financial products and may have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to implement significant technology enhancements or offerings, undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours, based on our limited resources. If we fail to compete effectively, our revenue could decrease and our operating results could be materially harmed.

Our clearing operations or activities of our correspondents and clearing partners could expose us to financial and legal liability for errors in performing clearing functions.

Our procedures may not be sufficient to properly monitor our correspondents or clearing partners or protect us from liability for their acts under current laws and regulations. Any intentional failure, negligence or unintentional errors in properly performing our clearing functions or any mishandling of funds and securities held by us on behalf of our correspondents and their clients could lead to censures, fines or other sanctions by applicable authorities as well as actions in tort brought by parties who are financially harmed by those failures or mishandlings. The growth of our business and expansion of our client base may place a significant strain on our management and operations. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth or such enhancement, change or addition may not be timely enough. If we fail to implement or adapt proper procedures we may be subject to liability or loss of revenues that could result in substantial costs to us and distract our management from our business.

Market conditions and decreases in short-term interest rates would negatively impact our revenues and profitability.

The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of client cash and the interest expense paid on client cash balances and borrowings. If short-term interest rates fall, we generally expect to receive a smaller gross interest spread, causing the profitability of our margin lending and other interest-sensitive revenue sources to decline. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.

Our level of business activity depends upon a healthy and active market for the purchase and sale of securities. Bear markets, flat market trends, or market interruptions resulting from geopolitical activity, generally decrease the overall market, trading volumes and investor activity. We find that during these times both gross commissions, total trades, and overall volume can increase or decrease substantially.

We have off-balance-sheet risk associated with our broker-dealers and our margin lending business which subjects us to credit risks.

We provide margin loans to investors; therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that margin requirements may be inadequate and the value of the collateral we hold could fall below the amount of an investor's indebtedness, especially when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient or might be considered questionable. Despite those agreements, we may be unable to liquidate the clients' securities. In connection with securities activities, we also execute client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and its clearing broker's internal policies. In all cases, such transactions may expose us to significant off-balance-sheet credit risk in the event client collateral is not sufficient to fully cover losses that clients may incur.

We provide guarantees to clearing organization and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to meet shortfalls. Our liability under these arrangements is not quantifiable and may exceed the cash and securities we have posted as collateral.

We may face risks associated with the acquisitions that could increase our losses or hinder our ability to successfully expand our operations.

In the future, we may acquire additional businesses or technologies as part of our growth strategy. Failure to manage our acquisitions to avoid these risks could harm our business, financial condition and operating results. We are not currently in active discussions with any parties, and at this time no potential transaction is probable. We cannot assure you that we would be able to successfully integrate future acquisitions or the acquisition which potentially involve the following risks:
•	difficulties in assimilating acquired businesses, technologies, operations and personnel;
•	the need to modify financial and other systems and to add management resources;
•	assumption of unknown liabilities of the acquired businesses;
•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;
•	dilution to our existing shareholders due to the issuance of equity securities;
•	possible adverse short-term effects on our cash flows or operating results; and
•	possible accounting charges due to impairment of goodwill or other purchased intangible assets

If we lose the services of any of our key personnel our business may be unable to attract qualified replacement management that we can afford.

Our success is heavily dependent on the performance of our executive officers and managers. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain our personnel. Loss of any of our key personnel could result in severe hardship in our ability to execute our business plan. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing, and technical personnel. Competition in recruiting personnel in the financial technology industry is intense.

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

The legal and regulatory landscape continues to become more complex and costly.

We are currently involved in certain legal proceedings and, from time to time, we may be subject to additional legal claims. Those include actions for regulatory non-compliance, client complaints, legal claims and failure to meet financial obligations. We may suffer an unfavorable outcome as a result of one or more claims, resulting in the depletion of valuable capital to pay defense costs, settlements, fines and judgments.

We have implemented and continue to implement formal compliance procedures to respond to regulatory requirements and changes. Our future operating results will depend on our ability:
•	to improve our systems for operations, financial controls, communication and information management; and
•	to refine our compliance procedures and enhance our compliance oversight; and to recruit, train, manage and retain our employees.

In the absence of continued revenue growth, the costs associated with these investments would cause our operating margins to decline from current levels.

We rely on intellectual property and proprietary rights to protect the products that we have developed as well as those of third-party vendors.

The success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained, preserving our trade secrets and the protection of our third-party vendors. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic investors and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

We currently do not own any patents and we can not verify with certainty the intellectual property owned by our third-party vendors. In addition, we cannot assure you that we are or will be aware of all patents containing claims that may pose risk of infringement by our products and services. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or change or discontinue use of the portions of our products or services that are found to be infringing or violating the rights of others or to obtain licenses from third parties. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:
•	cease licensing, incorporating or using any of our products or those of our third-party vendors that incorporate the challenged intellectual property, which would adversely affect our revenue;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or
•	redesign our products, which would be costly and time-consuming.

Introduction of new operating systems or the inability to retain third-party technologies may disrupt our operating plan and cause significant fluctuations in our financial results.

Our financial technology products are designed to run on Microsoft operating systems and integrate with security products from other industry leading vendors. Although we believe that the target operating systems and products are and will be widely offered and utilized by businesses in the corporate market, no assurances can be given that this will continue and in the future we might be forced to migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from these companies, our business, results of operations and financial condition could be materially and adversely affected.

We may be unsuccessful in utilizing new marketing and/or new distribution channels which may impede our ability to implement our business plan.

We have pursued, and may continue to pursue both new and proven marketing channels that historically have been cost effective which include strategic alliances with complementary businesses and Internet marketing. In an effort to diversify our sources of revenue and expand our client bases, new or existing marketing channels may increase costs, delays and diversions of management's attention. In addition, we rely upon the Internet significantly for marketing and the distribution of our products and services. This form of marketing may not be successful in the future.

The length of the product development and sales cycles are difficult to predict, and our products may not reach the market at opportune times.

The implementation of financial services and software products are inherently difficult to plan for when interfacing with many vendors for input and output of data. Therefore, we may incur delays in the introduction of new products or features. Also, any new feature that users do not favorably receive could damage our reputation and brand name. We cannot be certain that we will get enough revenues from any expanded products or services to offset related costs. The length of our product development and sales cycles has generally been greater than we originally expected. These delays could have a material adverse effect on the amount and timing of future revenues.

Our financial technology products, systems, and website may be subject to intentional disruption and sabotage.

We have not been the target of software viruses or other attacks specifically designed to impede the performance of our products, disrupt our websites, and penetrate secured and confidential information. However, such viruses or other attacks could be created and deployed against our products or websites in the future and confidential information may be misappropriated. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

Systems failures may position the firm unable to accurately provide on-time services to our clients. This includes disruptions caused by other vendors, clearing agents, and exchanges of which we are not able to control.

The need for additional cash resources in the future.

While we have limited but adequate cash resources now, we may have future cash and liquidity needs to meet our future growth in capital and credit lines. Additional financing may include debt and/or equity financing. Any future issuance of stock sales may have a negative impact on the stock price.

The need to meet daily net capital requirements as a result of being a broker-dealer.

We are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934 along with the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). If we fail to maintain the required net capital we may be subject to suspension or revocation of registration or other action by the SEC, CFTC, NASD, or NFA.

Our conversion to self-clearing may create the need for additional financial and operational resources.

As a result of self-clearing we accept complete responsibility for possession and control of client securities and other assets in clearing client's transactions. The savings anticipated by self-clearing may not occur due to unanticipated additional resources needed to provide in-house trade clearance.

The price of our stock can fluctuate significantly.

The market price of our stock has been volatile in the past and could decrease substantially. This could result for many reasons including variations in actual or anticipated quarterly financial results, industry developments, or our reputation is harmed.

Item 2. Description of Property

We have a seven year, three month lease which expires August 31, 2012 on our corporate headquarters located in Chicago, Illinois and a three year lease on our facility located in Dallas, Texas for our technology subsidiary, which expires in January, 2009.

We also lease space for our co-location data centers located in Dallas, Texas and Chicago, Illinois. The leases expire in March, 2009 and January 2009, respectively. In addition, we rent space for an office in Denver which is paid month-to-month.

The following table summarizes the information relating to our facilities. We believe these facilities are adequate to meet our requirements at the current level of business activity.
City	Approximate (sq. ft.)	Usage
Chicago, Illinois	15,000	Corporate Headquarters
Dallas, Texas	3,695	Technology Subsidiary

Item 3. Legal Proceeding

From time to time the Company is engaged in routine legal proceeding that are incidental to the conduct of its business. None of such proceeding is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

In October 2006, we changed the name of the Company from Rush Financial Technologies, Inc. to Terra Nova Financial Group, Inc. including a common stock symbol change from "RSHF" to "TNVF". Our common stock is traded on the OTC Bulletin Board. The quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The following table shows high and low sales prices of our common stock based on actual transactions on the OTC Bulletin Board for the time periods indicated.

		Closing Sales Price
2005:		High	Low
	First Quarter	$0.30	$0.24
	Second Quarter	0.27	0.17
	Third Quarter	0.23	0.16
	Fourth Quarter	0.31	0.22

2006:
	First Quarter	$0.41	$0.20
	Second Quarter	0.41	0.25
	Third Quarter	0.26	0.20
	Fourth Quarter	0.30	0.21

Holders

As of December 31, 2006 there were approximately 300 holders of record and approximately 1,000 beneficial holders of our Common Stock. There were also 38 holders of our Preferred Stock and 12 holders of our 12% Senior Secured Convertible Bonds.

Dividends

We do not anticipate declaring any stock or cash dividends on our common shares in the foreseeable future and have deferred paying cash dividends on all preferred stock since the second quarter of 2002.

Equity Compensation Plan

The following table sets forth the equity compensation plan information at December 31, 2006:

	(a)	(b)	(c)
Equity Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	32,958,256	$0.25	18,118,078
Equity compensation plans not approved by security holders	-	-	-
Total	32,958,256	$0.25	18,118,078

Recent Sales of Unregistered Securities

In the fourth quarter of 2006 the Company sold and issued shares of common stock that were not registered under the Securities Exchange Act of 1934. We converted 35,000 shares of Series E Preferred Stock into 233,333,347 shares of common stock. In addition, we also issued 500,000 shares of restricted stock due to warrant exercises along with 29,533 shares of common stock for director's compensation.

Item 6. Management's Discussion and Analysis and Results of Operation

Overview

We operate through two primary subsidiaries: Terra Nova Financial, LLC, a full-service self-clearing agency broker-dealer and RushGroup Technologies, Inc., a real-time financial technology company. We offer trading in a broad suite of securities including equities, options, commodity futures and options, ETFs, fixed income securities, mutual funds and foreign exchange to a diverse client base.

Terra Nova operates four divisions within the Investment/Brokerage Services Segment: Direct Division provides individual traders and investors complete trading experience from front to back including trade execution through state of the art direct market access trading platforms, trade clearing and reporting; Institutional Division, which provides clearing services, prime brokerage, agency-only brokerage, and state of the art direct market access solutions to hedge funds, money managers, and registered investment advisors; Broker Services Division, which provides correspondent clearing services, trade execution and back office reporting and account management for introducing broker-dealers, registered representatives, registered investment advisors and foreign brokers; and Investment Banking Division, which supports domestic and international emerging growth companies through capital raising, strategic advice, and the development of institutional support.

Plan of Operation

In 2006, the Company changed significantly as a result of the acquisition of Terra Nova. This is reflected in our customer base, product offering, operations, number of employees and financial results. Through the acquisition of Terra Nova, a significantly larger organization and self-clearing broker-dealer, the Company increased all aspects of its financial statements including but not limited to assets and liabilities resulting from payables and receivables to customers, commission receivables and capital. Terra Nova services a more diverse customer base than what was previously supported by the Company. With the addition of Terra Nova, the Company was able to add additional products and services not previously offered, including futures, foreign exchange, as well as additional trading platforms. This increased product offering and a more robust support infrastructure significantly changed the prior offering. Terra Nova maintains self-clearing assets in excess of approximately $775 million and revenues in excess of $50 million, demonstrating a significant change from the financial services offering of the Company before the acquisition. As a result of the acquisition, we feel the Company has laid the foundation for implementation of our growth strategy.

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

Goodwill

Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The Company performed its annual impairment test of goodwill during the fourth quarter of 2006 and determined that there was no impairment.

Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, based on an independent third party valuation, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected.

Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively, determined based on an independent third party valuation. The useful life of these intangibles has been determined to be ten years.

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. We have adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date), based on their fair values.

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

Revenue Recognition

Revenues primarily consist of brokerage related commission and fees, interest income, and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of account and transaction fees and are recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to account holders. Interest income is primarily generated by charges to customers on margin balances and revenue from customer cash held and invested by Terra Nova as a clearing firm, offset by interest paid to customers on their credit balances. Interest is recorded as earned at calendar month-end on settled cash balances.

Results of Continuing Operations

The following table below represents total revenue and total expense from the Consolidated Statements of Operations for year ended December 31, 2006 compared to year ended December 31, 2005. The financial information below is derived from the audited consolidated financial statements and related notes in the Annual Report on Form 10-KSB.

	Years Ended December 31,
	2006	2005
Results of Continuing Operations
Total Revenues (in thousands)	$37,536	$2,346

Total Expenses	38,360	5,405

Interest expense	258	121

Net loss	$(1,082)	$(3,180)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

On May 17, 2006 Rush Financial Technologies, Inc. acquired the membership interests of Terra Nova, MW School and MW Securities and subsequently changed the name from Rush Financial Technologies, Inc. to Terra Nova Financial Group, Inc. In connection with the acquisition, the Company issued $35,000,000 in Series E Preferred Stock and detachable common stock warrants. Of the proceeds of the offering, $25,493,122 was used to purchase the aforementioned assets, and the balance is being used for transactional costs and working capital. Fees associated with the issuance of the Series E Preferred Stock, including commissions, were $2,488,206. The Company issued approximately 14,462,000 underwriter warrants with a fair value of $2,980,422 recorded as additional paid-in capital. The issuance of the Series E Preferred Stock and warrants resulted in a beneficial conversion feature of $23,699,816.

Since the May 2006 acquisition the Company continues to execute the integration of the newly acquired entities. We fully implemented our OCC membership and successfully transferred all option clearing efforts from a third party broker. Directly clearing the transactions provides increase profit margins in excess of $40,000 per month. In September 2006 the majority of RushTrade customers were transferred to Terra Nova, significantly reducing third party clearing charges by Penson Financial Services. The RushGroup subsidiary completed moving and upgrading to a co-location facility to better support their product and service their clients. We have also reduced overhead and personnel costs while continuing to identify additional synergies throughout the Company as well as identify enhancements to its product offering, positioning the Company to attract additional revenues and market share. We have experienced significant growth, not only demonstrated through the acquisition, but also through organic increase in revenues relating to Investment and Software operations. We anticipate that the recent combination of the entities resulting from the acquisition, together with the proper execution of our business and integration plans, the Company will be positioned to further increase revenues. The primary source of losses reflected in these financial statements are largely in part to business units that have been modified and restructured, specifically, RushTrade, RushGroup and MW School. The Company has significantly reduced the recurring expenses, thus increasing the profit margins.

Revenues

Total revenues increased $35.2 million or 1500.3% from $2.3 million in 2005 to $37.5 million in 2006. The increase in revenues is primarily a result of the business combination in 2006 between the Company and Terra Nova. We have also experienced growth in new accounts, trade volume, software user fees and other related revenues which reflect the increased acceptance of our products.

Commissions and fees revenue are primarily online brokerage revenues showing a 1,204.3% increase from $2.1 million in 2005 to $27.7 million in 2006. Terra Nova is mainly dependent on the overall activity in the United States equity and options markets. Terra Nova will continue to devote resources toward marketing its online direct access trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

Interest income from overnight cash balances showed a large increase from $13,258 in 2005 to $9.2 million in 2006. The large increase reflects customer cash balances held by Terra Nova.

Other brokerage related revenue increased from $66,681 in 2005 to $416,654 in 2006, a 524.8% increase from 2005 to 2006 and software fees increased 46.6% to $203,293. Other brokerage related revenue consists of investment banking revenues, data revenue and other miscellaneous operating fees charged to clients.

Expenses

Total expenses, including interest expense on brokerage accounts, increased $33.0 million or 609.7%, from $5.4 million in 2005 to $38.4 million in 2006. The total expenses increased primarily due to the May 2006 acquisition of Terra Nova, MW School, and MW Securities by Rush Financial Technologies, Inc.

Commissions, execution and exchange fees increased from $1.1 million in 2005 to $14.2 million in 2006, an increase of $13.0 million or 1,153.2% which is consistent with our growth in revenue and relates to the acquisition of Terra Nova and the corresponding increase of transactions and related expenses. In addition, employee compensation increased from $1.8 million to $8.4 million, quotations and market data increased from $254,562 to $4.5 million, interest expense increased from $0 to $4.5 million, advertising increased 50.5% to $622,569, professional fees increased from $331,977 to $1.2 million, communications and information technology increased $337,939 between 2005 and 2006, depreciation and amortization increased 98.4% to $1.2 million, and general and administrative expenses increased to $3.3 million in 2006 compared to $226,902 in 2005. The increase in general and administrative expenses is primarily due to an increase in expenses associated with the acquisition of a self-clearing broker-dealer and operating a public company.

Liquidity

Cash flow from operations was net cash used of $15.4 million from December 31, 2005 to December 31, 2006. We incurred a net loss of $1.08 million for fiscal year 2006. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $1.2 million, stock-based compensation of $785,228, amortization of debt discount of $147,063, and deconsolidation of a subsidiary of $250,680. There was a decrease in receivable from customers of $3.4 million , reduced by an increase in segregated cash of $42.2 million, an increase in receivables to brokers, dealers, and clearing organizations of $36.1 million, a decrease in other assets of $411,384, a decrease in accounts payable of $1.6 million and a decrease in accrued payroll tax obligation of $693,776, an increase in payables to customers of $59.9 million, a decrease in payables to brokers and clearing organizations of $52,682, and a gain on the settlement of liabilities of $44,056, thus yielding net cash flows used in operating activities of $15.4 million. This was primarily due to acquisition-related implementation costs and restructuring of Terra Nova Financial Group, Inc.

Cash flow used in investing activities for twelve months ending December 31, 2006 was $15.1 million, relating to the purchase of Terra Nova and related entities, the purchase of property and equipment of $158,219, and $14.9 million cash payment, net of cash received, relating to the acquisition of the Terra Nova and related entities.

Cash flow used in financing activities during the twelve months ending December 31, 2006 included proceeds from issuance of Series E preferred stock of approximately $32.5 million, $105,000 from the exercise of stock options and warrants, repayment of the $185,000 convertible note, and net increase in line of credit of $3.8 million, thus yielding net cash flows provided by financing activities of $36.2 million.

We plan to grow organically and at the present time do not anticipate additional cash needs, but to the extent opportunities are presented, we may need to raise additional capital or issue additional equity. Our secured credit lines, used to facilitate self-clearing of customer transactions, is $25 million with BMO Capital Markets. Terra Nova is pursuing additional lines to facilitate future growth.

Contractual Obligations

We currently have operating leases on facilities including our corporate headquarters in Chicago, Illinois and our technology subsidiary along with our co-location data centers in Dallas, Texas and Chicago, Illinois. Our long-term debt consists of four convertible notes totaling $300,000 that are past due. We are in discussions with the holders of these convertible notes and we expect to be able to repay or restructure these notes. The total issued and outstanding 12% Senior Secured convertible bonds as of December 31, 2006, with a face value of $330,000, are expected to be repaid or converted on or before December 31, 2007.

The following table illustrates our outstanding contractual obligations including minimum annual rental commitments under non-cancelable operating leases obligations and long-term debt as of December 31, 2006:

Years Ended December 31,	Operating Lease Obligations	Long-Term Debt
2007	$329,538	$630,000
2008	334,000	-
2009	235,652	-
2010	223,000	-
2011	225,000	-
Thereafter	150,000	-
Total	$1,497,190	$630,000

Item 7. Financial Statements

The Report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and notes thereto are set forth on pages F-1 through F-26 are filed as part of this Annual Report on Form 10-KSB.

Item 8. Change in and Disagreement with Accountants on Accounting and Financial Disclosure

We have no disagreements with our independent auditors on any matter of accounting principles or with any financial statement disclosures.

Item 8A. Controls and Procedures

Introduction

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

We have endeavored to design our Disclosure Controls and Procedures and Internal Control over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2006, there were no changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting. However, we have made, and are continuing to make, changes in our Internal Control over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are preparing for the implementation of a uniform consolidated accounting system at all of our business units.

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of December 31, 2006. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's Disclosure Controls and Procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

Item 8B. Other Information
None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The section entitled "Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2007, sets forth certain information with respect to the directors and executive officers of the Company.

Item 10. Executive Compensation

The section entitled "Executive Compensation" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2007, sets forth certain information with respect to the executive compensation of the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2007, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

Item 12. Certain Relationships and Related Transactions

The section entitled "Certain Transactions and Related Transactions" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2007, sets forth certain information with respect to these matters.

Item 13. Exhibits and Reports on Form 8-K

Exhibit 2.6	(c)	Membership Interest Purchase Agreement dated March 30, 2006 between Rush Financial Technologies, Inc. and TAL Financial Resources LLC
Exhibit 3.1	(b)	Articles of Incorporation, as amended
Exhibit 3.2	(b)	Bylaws
Exhibit 10.1.1	(b)	Employment Agreement with D. M. Moore, Jr.
Exhibit 10.6.2	(b)	Overhead Services Agreement
Exhibit 10.23	(c)	Stock Purchase Agreement
Exhibit 21.1	(a)	Subsidiaries of the Registrant
Exhibit 23.1	(a)	Consent of KBA Group LLP
Exhibit 31.1	(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	(a)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	(a)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	(a)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Filed herewith
(b) Filed as Exhibits to Registrant's Form SB-2 registration statement, file no. 333-42225, and incorporated herein by reference
(c) Filed as Exhibits to registrant's Form 8-K filed on April 3, 2006

Item 14. Principal Accountant Fees and Services

The section entitled "Independent Registered Public Accounting Firm's Fees" appearing in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders, or an amendment to this report to be filed on or before April 30, 2007, sets forth certain information with respect to the principal accountant fees and services.

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Terra Nova Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Terra Nova Financial Group, Inc. and subsidiaries, formerly Rush Financial Technologies, Inc., (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Accounting Standards No. 123(R), Share-Based Payment.

/s/ KBA GROUP LLP
Dallas, Texas
April 2, 2007

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$5,733,813	$23,399
Cash segregated in compliance with federal regulations	156,751,025	-
Restricted cash	-	31,000
Receivables from brokers, dealers and clearing organizations	55,397,271	-
Receivables from customers and non-customers	56,969,549	-
Property and equipment, net	614,746	108,731
Capitalized software development costs, net	1,754,114	595,966
Intangible assets, net	6,221,871	135,681
Goodwill	9,583,480	-
Other assets	1,693,392	245,109
Deferred acquisition costs	-	553,475
Total assets	$294,719,261	$1,693,361

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Line of credit	$18,625,000	$-
Payables to brokers, dealers and clearing organizations	911,261	-
Payables to customers and non-customers	238,622,993	-
Accounts payable and accrued expenses (including $42,071 and $88,376 of accrued interest due to related parties at December 31, 2006 and 2005, respectively)	5,074,011	2,051,165
Accrued preferred stock dividends	258,520	209,902
Accrued payroll tax obligation	-	693,776
Convertible notes payable (including $133,333 and $318,333 due to related parties at December 31, 2006 and 2005, respectively)	300,000	485,000
Convertible bonds payable (net of unamortized debt discount of $8,853 and $14,201 at December 31, 2006 and 2005, respectively)	321,147	330,799
Total liabilities	264,112,932	3,770,642

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 2006 - 14,063 shares issued and outstanding; 2005 - 14,063 issued and outstanding; liquidation preference of $10 per share	140,630	140,630
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 2006 - 49,480 shares issued and outstanding; 2005 - 51,980 shares issued and outstanding; liquidation preference of $10 per share	494,800	519,800
Preferred stock - convertible non-cumulative voting; $10 par value; 35,000 shares authorized; none issued and outstanding; liquidation preference of $10 per share	-	-
Common stock - $0.01 par value, 2006 - 800,000,000 shares authorized, 271,842,939 shares issued and outstanding; 2005 - 50,000,000 shares authorized, 37,478,127 shares issued and outstanding	2,718,429	374,781
Additional paid-in capital	49,616,099	18,419,535
Accumulated deficit	(22,363,629)	(21,532,027)
Total shareholders' equity (deficit)	30,606,329	(2,077,281)
Total liabilities and shareholders' equity (deficit)	$294,719,261	$1,693,361

See accompanying notes to consolidated financial statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2006	2005
REVENUES
Commissions and fees	$27,741,708	$2,126,984
Interest income	9,174,634	13,258
Software fees	203,293	138,660
Other brokerage related revenue	416,654	66,681

Total revenues	37,536,289	2,345,583

EXPENSES
Commissions, execution and exchange fees	14,164,027	1,130,214
Employee compensation	8,404,957	1,810,108
Quotations and market data	4,530,501	254,562
Interest expense on brokerage accounts	4,451,413	-
Advertising and promotional	622,569	413,633
Professional fees	1,165,758	331,977
Communications and information technology	543,062	205,123
Depreciation and amortization	1,214,830	612,267
Impairment of goodwill and intangibles	-	420,245
General and administrative expense	3,263,085	226,902

Total expenses	38,360,202	5,405,031

Operating loss	(823,913)	(3,059,448)

Interest expense (including $33,567 and $38,490 to related parties during 2006 and 2005, respectively)	258,368	120,883

Net loss	$(1,082,282)	$(3,180,331)

Beneficial conversion feature on preferred stock	(23,699,816)	-

Dividends on preferred stock	(58,152)	(59,439)

Net loss attributable to common shareholders	$(24,840,250)	$(3,239,770)

Net loss per common share:
Basic and diluted	$(0.29)	$(0.10)

Weighted average number of common shares:
Basic and diluted	87,051,985	31,053,140

See accompanying notes to consolidated financial statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2006 and 2005

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2005	$660,430	24,715,790	$247,157	$15,895,945	$(18,351,696)	$(1,548,164)
Preferred stock dividends	-	-	-	(59,439)	-	(59,439)
Conversion of bonds to common stock	-	933,333	9,333	130,667	-	140,000
Common stock issued for cash	-	7,253,386	72,534	1,447,466	-	1,520,000
Common stock issued for Lostview acquisition	-	750,000	7,500	187,500	-	195,000
Common stock warrants exercised for cash	-	1,750,000	17,500	462,500	-	480,000
Common stock options exercised	-	20,000	200	3,200	-	3,400
Common stock issued as compensation	-	378,350	3,784	10,986	-	14,770
Common stock issued for interest	-	421,097	4,211	97,933	-	102,144
Common stock issued as director fees	-	89,966	900	19,600	-	20,500
Common stock issued for other expenses	-	540,683	5,407	90,144	-	95,551
Common stock issued for consulting expense	-	115,372	1,154	25,299	-	26,453
Common stock issued for assets	-	510,150	5,101	107,734	-	112,835
Net loss	-	-	-	-	(3,180,331)	(3,180,331)

Balance at December 31, 2005	660,430	37,478,127	374,781	18,419,535	(21,532,027)	(2,077,281)

Preferred stock dividends	-	-	-	(58,152)	-	(58,152)
Series E preferred stock sale, net of fees	350,000	-	-	32,161,793	-	32,511,793
Conversion of Series E preferred stock to common stock	(350,000)	233,333,347	2,333,333	(1,983,333)	-	-
Conversion of bonds to common stock	-	100,000	1,000	14,000	-	15,000
Common stock issued for interest	-	20,376	204	4,890	-	5,094
Conversion of preferred to common stock	(25,000)	100,000	1,000	24,000	-	-
Common stock issued for preferred stock dividends	-	38,537	385	9,149	-	9,534
Stock options exercised	-	200,000	2,000	28,000	-	30,000
Warrants exercised	-	500,000	5,000	70,000	-	75,000
Forfeiture of restricted stock	-	(42,500)	(425)	425	-	-
Vesting of restricted stock issued as compensation	-	-	-	50,650	-	50,650
Common stock issued as compensation	-	7,500	75	1,945	-	2,020
Common stock issued as director fees	-	80,186	802	20,448	-	21,250
Warrants issued with debt financing	-	-	-	141,715	-	141,715
Other	-	27,366	274	(1,272)	-	(998)
Issuance of stock options and warrants as compensation	-	-	-	712,306	-	712,306
Deconsolidation of subsidiary	-	-	-	-	250,680	250,680
Net loss	-	-	-	-	(1,082,282)	(1,082,282)

Balance at December 31, 2006	$635,430	271,842,939	$2,718,429	$49,616,099	$(22,363,629)	$30,606,329

See accompanying notes to consolidated financial statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,082,282)	$(3,180,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	785,228	157,272
Depreciation and amortization	1,214,830	612,267
Impairment of goodwill and intangibles	-	420,245
Amortization of debt discount	147,063	8,989
Amortization of deferred financing fees	-	5,774
Loss (gain) on settlement of liabilities	(44,056)	26,458
Change in assets and liabilities, net of effects of acquisition:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	(42,156,343)	-
Receivables from brokers, dealers and clearing organizations	(36,073,414)	-
Receivables from customers and non-customers	3,423,844	-
Other assets	411,384	(29,758)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	(52,682)	-
Payables to customers and non-customers	59,982,446	-
Accounts payable and accrued expenses	(1,511,844)	136,653
Accrued payroll tax obligation	(693,776)	251,079
Accrued expenses and other liabilities	-	119,001
Deconsolidation of subsidiary	250,680	-

Net cash used in operating activities	(15,398,922)	(1,472,351)

INVESTING ACTIVITIES
Cash paid in business combination, net of cash received	(14,964,813)	-
Purchase of property and equipment equipment	(158,219)	(88,098)
Capitalization of software development costs	-	(178,587)
Capitalization of deferred acquisition costs	-	(553,475)

Net cash used in investing activities	(15,123,032)	(820,160)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of fees	32,511,793	-
Proceeds from sale of common stock	-	1,520,000
Proceeds from exercise of stock options and warrants	105,000	483,400
Proceeds from convertible note payable to related parties	300,000	-

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
	2006	2005
Payment of convertible note payable to related parties	(485,000)	-
Net payments on line of credit	3,800,575	-
Change in restricted cash	-	(31,000)
Proceeds from note payable to related parties	100,000	-
Payment of note payable to related parties	(100,000)	-

Net cash provided by financing activities	36,232,368	1,972,400

Net increase (decrease) in cash and cash equivalents	5,710,414	(320,111)
Cash and cash equivalents at beginning of year	23,399	343,510
Cash and cash equivalents at end of year	$5,733,813	$23,399

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,451,413	$-

Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Information:
Preferred stock dividends accrued	$58,152	$59,439
Fair value of warrants with debt financing recorded as a debt discount	141,715	-
Common stock issued as payment for accrued interest	5,094	102,144
Common stock issued as payment for accrued dividends	9,534	-
Common stock issued in the LostView acquisition	-	195,000
Intangibles acquired via common stock	-	59,835
Conversion of bonds to common stock	15,000	140,000
Par value of converted preferred stock to common stock	375,000	-
Common stock issued as deferred compensation	-	63,575
Liabilities accrued for intangible assets to be paid in common stock	45,000	47,500
Common stock issued for deposits	-	53,000

See accompanying notes to consolidated financial statements

Terra Nova Financial Group, Inc. and Subsidiaries

Notes To Consolidated Financial Statements December 31, 2006 and 2005

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc., formerly known as Rush Financial Technologies Inc., (the "Parent"), is a holding company that operates through two primary subsidiaries: a broker-dealer and a software development company as described below:

Terra Nova Financial, LLC ("Terra Nova"), formerly known as Terra Nova Trading, LLC, is a wholly-owned subsidiary of the Parent acquired on May 17, 2006. Terra Nova Trading, LLC changed its name to Terra Nova Financial, LLC in February 2007. Terra Nova is a self-clearing broker-dealer registered with the following exchanges and regulatory organizations:

•	Securities and Exchange Commission as a broker-dealer
•	National Association of Securities Dealers as a broker-dealer
•	Securities Investor Protection Corporation
•	National Futures Association as a futures commission merchant
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation
•	Chicago Stock Exchange
•	Boston Options Exchange
•	Boston Stock Exchange
•	International Securities Exchange
•	National Stock Exchange
•	NYSE Arca Options (pending)
•	NYSE Arca Equities

Terra Nova offers a broad system of trading vehicles including equities, options, futures and commodity options, ETFs, fixed income, mutual funds, and foreign exchange. Terra Nova serves a diverse customer base of institutions, active traders and investors as well as provides clearing and backoffice services to correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers. Terra Nova initiated an Investment Banking Division in August of 2006.

RushGroup Technologies, Inc. ("RushGroup") is a wholly-owned subsidiary of the Parent engaged in software development. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as the Parent's financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART(TM)), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to National Association of Securities Dealers member broker-dealers, institutional portfolio managers and traders.

Primary sources of revenues for the Parent include commissions, account fees, interest and software licensing fees. The Parent also maintains less active or inactive wholly-owned subsidiaries which include:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), an NASD broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), an NASD broker-dealer
•	LostView Development Corporation ("LostView")
•	Rushmore Securities Corporation ("Rushmore")
•	RushTrade.com, Inc ("Rush")

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). On May 17th, 2006 the Company acquired 100% membership interest in Terra Nova Financial, LLC, Market Wise Stock Trading School, LLC and Market Wise Securities, LLC. These financial statements include the operations of these subsidiaries from the acquisition date. All significant intercompany transactions have been eliminated in consolidation.

(b) Long-lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.

(c) Fair Value of Financial Instruments

The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, receivables, trade accounts payable and accrued expenses, approximate their fair value due to their short term nature. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company.

(d) Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

(e) Cash and Cash Equivalents

Company funds not currently required to fund operations are kept in liquid commercial bank accounts or clearing organizations accounts paying a "money market" rate of interest or are in short term government securities. These investments are reflected at cost, which approximates estimated fair value, have an original maturity of three months or less, and are considered to be cash equivalents.

(f) Cash Segregated in Compliance with Regulatory Requirements

Cash segregated in compliance with federal regulations have been segregated in special reserve accounts, primarily with Harris Trust and Savings Bank and BMO Capital Markets and clearing organizations, in interest bearing cash deposits or short term government securities, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

(g) Receivables from Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations consists primarily of securities borrowed, commissions receivable and securities relating to the clearance of transactions and deposits with clearing organizations. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various clearing brokers for institutional, prime brokerage, equity and option clearing business, and fully-disclosed futures and foreign exchange business.

(h) Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets ranging from one to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset. Expenditures for maintenance and repairs are charged against income as incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income. Depreciation related to property and equipment for the year ended December 31, 2006 and 2005 was $553,020 and $57,427, respectively. At December 31, 2006 and 2005, accumulated depreciation on property and equipment totaled $3,963,833 and $400,550, respectively.

(i) Accounts Receivable

Accounts receivable, which are in included in other assets on the accompanying balance sheets, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At December 31, 2006 and 2005 the allowance for doubtful accounts was $200,000 and $0, respectively.

(j) Receivables from Customers

Receivables from brokerage customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, the NASD, exchanges, various clearing firms, and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it feel necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova.

(k) Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, based on an independent third party valuation, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected. The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005 the gross total of all capitalized software development costs was $4,226,596 and $2,726,596, respectively. At December 31, 2006, $1,500,000 of capitalized software development costs are being amortized over their useful life of 10 years and $2,726,596 are being amortized over their useful life of three years. All capitalized software development costs at December 31, 2005 were being amortized over a useful life of three years. During 2006 and 2005, the Company amortized capitalized software development costs of $341,883 and $400,242, respectively. Accumulated amortization of the capitalized software development costs totaled $2,472,482 and $2,130,630 at December 31, 2006 and 2005, respectively.

(l) Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively, determined based on an independent third party valuation. The useful life of these intangibles has been determined to be ten years. Amortization expense related to these intangibles during the year ended December 31, 2006 was $438,537. At December 31, 2006, accumulated amortization on the customer list and trade name was $316,624 and $121,913, respectively.

In March 2002, the Company entered into a non-exclusive agreement with NewportX.com, an affiliate of Online Training Academy, ("OTA"), for referral of active online traders. As of December 31, 2004, $300,000 was reclassified to intangible assets and is being amortized over three years, the estimated life of the trader accounts. Amortization of this intangible for the years ended December 31, 2006 and 2005 was $52,501 and $100,000, respectively. At December 31, 2006 and 2005, accumulated amortization on this intangible asset totaled $300,000 and $247,499, respectively.

During the second quarter of 2005, as payment for trader accounts, the Company issued 260,150 shares of restricted common stock with an estimated fair market value of approximately $59,835, based on the fair value of the stock on the date of issuance which has been classified as an intangible asset and is being amortized over three years, the estimated life of the trader accounts. Amortization related to this intangible for the year ended December 31, 2006 and 2005 was $19,944 and $14,958, respectively. At December 31, 2006 and 2005, accumulated amortization on this intangible asset totaled $34,902 and $14,958, respectively.

On April 25, 2005, the Company entered into a non-exclusive agreement with OTA, for referral of active online traders effectively replacing and updating the previous agreement. The agreement has been terminated. During the second quarter of 2005 the Company issued 100,000 shares of stock as a deposit for future traders to be received and certified. These shares were valued at $23,000 based on the fair value of the stock on the date of issuance. The Company capitalized in aggregate $47,500 as an intangible asset that will be amortized over a three year period, the estimated life of the trader accounts. Amortization expense for this intangible asset was $15,828 and $9,197 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005 accumulated amortization on this intangible totaled $25,025 and $9,197, respectively.

During the year ended December 31, 2006 the Company capitalized in aggregate $45,000 of referrals as an intangible asset that will be amortized over a three year period, the estimated life of the trader accounts. Amortization expense for these intangibles is $10,000 for the year ended December 31, 2006.

In February 2004, the Company completed the acquisition of LostView. The assets acquired included $113,453 of intangible assets, other than goodwill. Of the $113,453 of intangible assets, $50,000 was assigned to intellectual property subject to amortization over 3 years and $63,453 was assigned to employment agreements subject to amortization over 1 year (the term of the employment agreements). Amortization expense related to these intangibles was $28,361 for 2005. The carrying value of the intellectual property asset valued at $24,998 was determined to be impaired at the end of 2005 and was written off.

The following table illustrates our aggregate future amortization of intangible assets:

Years Ended December 31,	Amortization
2007	$708,575
2008	689,440
2009	657,804
2010	657,804
2011	657,804
Thereafter	2,850,444
Total	$6,221,871

Total amortization expense related to intangible assets was $661,810 and $152,516 during the years ended December 31, 2006 and 2005, respectively.

(m) Goodwill

Goodwill is the excess of the purchase price paid and liabilities assumed over the estimated fair market value of net assets acquired at the date of acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The goodwill of $9,583,480 resulting from the Terra Nova, MW School and MW Securities acquisition in May 2006 has been assigned to the Terra Nova reporting unit within the Investment/Brokerages Services Segment The Company performed its annual impairment test of goodwill during the fourth quarter of 2006 and determined that there was no impairment.

During 2005, the Company determined that no future cash flows or benefits were expected from LostView. Accordingly, the Company recorded a charge of $394,247 to write off the impaired goodwill related to the LostView acquisition.

(n) Line of Credit

From time to time, Terra Nova may obtain short-term bank loans to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. These loans are all secured with customer marginable positions and firm excess positions.

(o) Payables to Customers and Non-Customers

Customers funds are maintained in customer segregated accounts and relate to item (f) discussed above. Payable to customers and non-customers are free credit balances on deposit with the Company relating to its self-clearing initiative and are subject to SEC 15c3-3 regulation. The related funds have been segregated in special reserve accounts earning interest. This payable to customers does not include customer securities positions, as customer owned securities represent an off-balance-sheet item.

(p) Revenue Recognition

Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to account holders. Interest income consists primarily of the revenue generated by charges and revenues from customer accounts on settled cash balances, revenues from customer cash held and invested by the Company. We also receive interest from balances held at applicable third-party clearing firms. Interest income is recorded on an accrual basis as earned.

(q) Advertising and Promotional

Costs associated with advertising and promoting products are expensed as incurred. Advertising expense totaled approximately $623,000 and $413,000 in 2006 and 2005, respectively.

(r) Segment Information

Segment information is required to be presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS No. 131 requires segmentation if warranted by management's approach to the Company's business and the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the years ended December 31, 2006 and 2005, management evaluated and operated its business as three segments: (i) investment/brokerage services, (ii) software services and (iii) other services.

(s) Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Common stock equivalents representing convertible bonds, convertible notes, convertible preferred stock, options and warrants totaling 181,970,404 and 18,442,672 at December 31, 2006 and 2005, respectively, were excluded in the computation of diluted net loss per share as they were antidilutive.

(t) Income Taxes

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

(u) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications.

(v) Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) in the year of adoption. The Company believes that the adoption of FIN 48, effective January 1, 2007, will not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157") defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim statements within those years. The Company believes that the adoption of SFAS 157 will not have a material impact on its consolidated financial position, results of operations or cash flows.

(w) Share-Based Compensation

At December 31, 2006, the Company has five stock-based employee compensation plans, which are described more fully in Note 13. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123R"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net loss for the year ended December 31, 2006 is $712,306 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per common share for the year ended December 31, 2006 would have been $0.28 if the company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $0.29.

Note 3 - Capitalization

(a) Common Stock

The Company had 800,000,000 shares of common stock authorized and 271,842,939 shares of common stock issued and outstanding at December 31, 2006. At December 31, 2005, 50,000,000 shares of common stock were authorized and 37,478,127 shares of common stock issued and outstanding.

During 2006, we issued 80,186 shares of common stock as director's compensation valued at $21,250 based on the fair market value of our shares on the date of issuance, 100,000 shares of common stock were issued for the conversion of $25,000 of convertible preferred stock and 38,537 shares of common stock with a fair value of $9,534 on the date of issuance were issued as payment of preferred dividends, 100,000 shares of common stock were issued for the conversion of $15,000 convertible bonds, and 20,376 shares of common stock with a fair value of $5,094 were issued as payment for convertible bond interest, 7,500 shares of common stock with a fair value of $2,020 on the date of issuance were issued as employee compensation, 500,000 warrants and 200,000 stock options were exercised for proceeds of $105,000, and 233,333,347 shares of common stock were issued for the conversion of Series E Preferred Stock. Additionally, 42,500 shares of common stock with a fair market value of $12,925 which were originally issued as deferred employee compensation were retired due to non-vesting.

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

During 2005, common stock was issued as consideration for certain obligations of the Company. The Company exchanged 378,350 shares of common stock to certain employees as compensation totaling $78,345. 345,000 of these shares vest over two years on a quarterly basis. Accordingly, deferred compensation of $63,575 was recorded for the value of the unvested shares. Additionally, 89,966 shares of common stock were issued for Directors fees of $20,500. A liability of $75,686 representing interest payable to the holders of the Company's convertible notes was paid in exchange for 421,097 shares of common stock with a fair market value of $102,144 on the date of issue, 115,372 shares of common stock were exchanged as payment for $26,453 of consulting expenses and 1,050,833 shares of common stock were issued as payment for $208,387 of other miscellaneous expenses and for acquisition of an asset.

During 2005, a total of 1,750,000 warrants were exercised at an average per share price of $0.27 for proceeds of $480,000. The Company issued 750,000 shares of common stock as the final payment of $195,000 due to the sellers of LostView.

A summary of non-employee warrant activity as of and for years ended December 31, 2006 and 2005 are presented below:

Non-Employee Warrants	Non-Employee Warrants Outstanding	Weighted Average Exercise Price
Balance at December 31, 2004	6,948,334	$0.21
Granted	6,835,053	0.22
Exercised	(1,750,000)	0.20
Forfeited	(60,000)	0.15
Balance at December 31, 2005	11,973,387	$0.22
Granted	133,498,233	0.28
Exercised	(500,000)	0.15
Forfeited	(50,000)	0.50
Balance at December 31, 2006	144,921,620	$0.28
Warrants exercisable at December 31, 2006	144,921,620	$0.28

(b) Preferred Stock

Total issued and outstanding preferred stock, as of December 31, 2006, was 63,543 shares with a liquidation value of $635,430. During the year ended December 31, 2006, 2,500 shares of Series 2002A preferred were converted to 100,000 shares of common stock. An additional 38,537 shares of common stock were issued for payment of $9,534 of accrued preferred stock dividends related to the converted shares. The 35,000 shares of Series E Preferred Stock automatically converted to 233,333,347 shares of common stock upon the increase of the Company's authorized shares of common stock in October of 2006. The remaining classes of convertible preferred stock can be converted into 519,100 shares of common stock.

During 2006, the Company raised $35 million from the sale of 35,000 shares of Series E Convertible Preferred Stock ("Series E Preferred") which was used to finance the 2006 acquisition. (See Note 8). The fees associated with the issuance of the Series E Preferred, including commissions, totaled $2,488,206. The issuance of the 35,000 shares of Series E Preferred and warrants resulted in a beneficial conversion feature of $23,699,816 (using a Black-Scholes valuation model with a five year life, 43% volatility and a risk free rate of 5.19% for the calculation of the warrants fair value).

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2005	Issued	Converted	December 31, 2006
9% Cumulative	2,000	-	-	2,000
Series A	12,063	-	-	12,063
Series B	9,520	-	-	9,520
Series C	37,960	-	-	37,960
Series E	-	35,000	(35,000)	-
Series 2002A	4,500	-	(2,500)	2,000
Total	66,043	35,000	(37,500)	63,543

There are six classes of Preferred Stock outstanding at December 31, 2006 and 2005. The classes of preferred stock are as follows:

The Company has a 9% Cumulative Preferred Stock ("9% Preferred") with 25,000 shares authorized at December 31, 2006 and 2005. The 9% Preferred has a par value of $10 per share, and the Company will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the 9% Preferred dividend has been unpaid. $8,100 and $6,300 in dividends were in arrears at December 31, 2006 and 2005, respectively, on the 9% Preferred. Shares of the 9% Preferred have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the 9% Preferred are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The 9% Preferred is not convertible into the Company's Common Stock. The 9% Preferred calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Stockholders of the 9% Preferred have entered into an agreement with the Company to waive this requirement.

The Company has a Series A Cumulative Preferred Stock ("Series A") with 13,792 shares authorized at December 31, 2006 and 2005. The Series A has a par value of $10 per share, and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series A dividend has been unpaid. $48,053 and $37,196 in dividends were in arrears at December 31, 2006 and 2005, respectively on the Series A. Shares of the Series A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series A is not convertible into Common Stock.

The Company has a Series B Convertible Preferred Stock ("Series B") with 400,000 shares authorized at December 31, 2006 and 2005. The Series B has a par value of $10 per share, and we will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series B dividend has been unpaid. $38,556 and $29,988 in dividends were in arrears at December 31, 2006 and 2005, respectively on the Series B. Shares of the Series B have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series B are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series B is convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. The conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion.

The Company has a Series C Convertible Preferred Stock ("Series C") with 300,000 shares authorized at December 31, 2006 and 2005. The Series C has a par value of $10 per share and we will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series C dividend has been unpaid. $154,912 and $120,748 in dividends were in arrears at December 31, 2006 and 2005, respectively on the Series C. Shares of the Series C have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series C are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series C is convertible into Common Stock at a rate of $1.00 per share.

The Company has a Series 2002A Convertible Preferred Stock ("Series 2002A") with 100,000 shares authorized at December 31, 2006 and 2005. The Series 2002A has a par value of $10 per share and we will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series 2002A dividend has been unpaid. $8,898 and $15,670 in dividends were in arrears at December 31, 2006 and 2005, respectively on the Series 2002A. Shares of the Series 2002A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series 2002A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series 2002A is convertible into Common Stock at a rate of $0.25 per share.

During 2005, the Company created a new series of Preferred Stock designated as Series E Convertible Preferred Stock ("Series E Preferred") with 35,000 shares authorized at December 31, 2006 and 2005. The Series E Preferred has a par value of $10 per share and was issued at $1,000 per share. Shares of the Series E Preferred have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series E Preferred are entitled to receive a payment in the amount of $10 per share or the purchase price, whichever is greater in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series E Preferred is converted into Common Stock at a rate of 6,667 shares of common stock per share of Series E Preferred and automatically converted into the Company's common shares during October 2006 upon the completion of the planned acquisition and increase in authorized common shares. (See Note 8).

Total Preferred Stock dividends in arrears at December 31, 2006 and 2005, respectively were $258,520 and $209,902.

Note 4 - Debt

(a) Convertible Bonds

Total issued and outstanding convertible bonds as of December 31, 2006 and 2005, comprised a carrying value of $321,147 and $330,799, respectively. During the year ended December 31, 2006 convertible bonds with an aggregate face value of $15,000 were converted to 100,000 shares of common stock. The 12% Senior Secured convertible bonds bear interest at 12% per annum and are convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $0.15 per share. Principal and interest will be repaid on or before December 31, 2007, if not converted prior. The Company may force conversion of the convertible bonds if the stock trades above $2.00 per share on 10 consecutive trading days.

During 2005, a holder of $140,000 of the convertible bonds elected to convert into 933,333 shares of he Company's common stock.

(b) Convertible Notes to Related Parties

On March 8, 2006 the Company borrowed funds from and issued a convertible note for $200,000 to a related party. This note accrued interest at the rate of 10% per annum payable quarterly commencing July 1, 2006 and was secured by a general security interest in all assets of the Company. The note was due on the earlier of September 8, 2007 or at the option of the payee, the date we consummate an equity or debt financing of at least $200,000. The note plus accrued interest was convertible, in whole or in part, at the option of the payee into our equity securities as part of an equity or debt public or private offering. The note was to convert to equity at the then current private or public offering rate. The Company calculated the value of the beneficial conversion feature embedded in these notes in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since the note was contingently convertible, the intrinsic value of the beneficial conversion feature would not be recorded until the note became convertible. We borrowed an additional $100,000 from the related party on April 28, 2006. The $200,000 principal amount above was amended to $300,000. All other terms of the note applied.

In connection with the note, we issued 1,500,000 warrants for the purchase of our common stock, 1,000,000 of which were issued at a price of $0.22 per share. These warrants expire on March 7, 2011. We recorded a debt discount of $83,061 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and 4.37% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27, we were amortizing the debt discount to interest expense over the eighteen-month term of the note. The additional 500,000 warrants were issued on April 28, 2006 at a price of $0.35 per share with an expiration date of April 27, 2011. We determined that the debt discount that represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and 5.07% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27 the debit discount was not material and no entry was recorded.

On May 15, 2006 the Company repaid the note. In relation to this repayment we expensed the remainder of the debt discount in the second quarter of 2006. For the year ending December 31, 2006 interest expense related to amortization of the debt discount was $83,061.

During 2002, the Company issued convertible notes to two directors of the Company totaling $318,333. One director with notes totaling $133,333 retired from the board in January 2004 and the other with notes totaling $185,000 retired in June 2005. The note for face value of $185,000 was paid back in 2006. On November 11, 2006 we settled the two convertible notes payable and the related accrued interest totaling $289,056 comprised of $185,000 face value of the note plus $104,056 accrued interest for $245,000, which resulted in a gain of $44,056.

(c) Past Due Convertible Notes

As of December 31, 2006 the Company has four convertible notes totaling $300,000 plus accrued interest of $91,643 that are past due. The Company is in discussion with the holders of these notes and expects to be able to repay or restructure these notes.

Note 5 - Related Party Note Payable

During 2006, the Company entered into a promissory note with a relative of the former chief executive officer of the Company for $100,000. The note bore interest at 12% per annum. The holder of the note received warrants to purchase 869,566 shares of common stock at $0.23 per share. The warrants expire on January 3, 2011. A debt discount of $58,654 was recorded relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and a 4.37% risk free interest rate. The note was fully repaid during 2006. Accordingly, the entire debt discount was amortized to interest expense during 2006 and fully repaid.

Note 6 - Risks and Uncertainties

In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to off-balance-sheet credit risk in the event our broker-dealer customers are unable to fulfill their contractual obligations.

Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for credit extended to customers directly or by our clearing broker that is collateralized by cash and securities in the customers' accounts clearing broker. In connection with securities activities, Terra Nova executes customer transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and Terra Nova's and our clearing broker's internal policies. In all cases, such transactions may expose the Company to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, Terra Nova may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers' obligations.

Terra Nova seeks to control the risks associated with its customers' activities by requiring customers to maintain collateral in their margin accounts in compliance with various regulatory requirements, internal requirements, and the requirements of a third party clearing broker. Terra Nova and our clearing broker monitor required margin levels on an intra-day basis and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.

The Company's broker-dealer provides guarantees to clearing organization and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, the possibility of being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

Note 7 - Segment Information

Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company offers broker-dealer services and related operations have been included in the Investment/Brokerage Services Segment. The Software Services Segment is comprised of software licensing of the RushGroup direct access software and related arrangements.

The Investment/Brokerage Services Segment includes RushTrade, Terra Nova and MW Securities. The Other Service Segment includes MW School and the Parent and other less active subsidiaries and the Software Services Segment is comprised solely of RushGroup.

The assets of the Company, Terra Nova Financial Group, Inc., are used to support the operations of the two primary subsidiaries, Terra Nova and RushGroup. The expenses of the Parent are included in general and administrative expenses. The following summarizes the Company's segment information:

	Years Ended December 31,
Revenues	2006	2005
Investment/Brokerage Services	$37,381,894	$2,291,512
Software Services	122,012	7,273
Other Services	32,383	46,798
Total	$37,536,289	$2,345,583

Expenses	2006	2005
Investment/Brokerage Services	$33,240,252	$3,273,702
Software Services	1,689,872	1,932,725
Other Services	3,430,078	198,604
Total	$38,360,202	$5,405,031

Net Loss	2006	2005
Investment/Brokerage Services	$4,141,642	$(982,190)
Software Services	(1,567,860)	(1,925,451)
Other Services	(3,656,064)	(272,690)
Total	$(1,082,282)	$(3,180,331)

Depreciation and Amortization	2006	2005
Investment/Brokerage Services	$276,654	$1,443
Software Services	260,617	406,016
Other Services	677,559	204,808
Total	$1,214,830	$612,267

Impairment of Goodwill and Intangibles	2006	2005
Investment/Brokerage Services	$-	$-
Software Services	-	420,245
Other Services	-	-
Total	$-	$420,245

Interest Expense	2006	2005
Investment/Brokerage Services	$4,451,413	$17
Software Services	-	488
Other Services	258,368	120,377
Total	$4,709,781	$120,882

Capital Expenditures	2006	2005
Investment/Brokerage Services	$158,219	$728
Software Services	-	183,267
Other Services	-	82,690
Total	$158,219	$266,685

	December 31,
Total Assets	2006	2005
Investment/Brokerage Services	$277,875,574	$228,646
Software Services	570,546	703,250
Other Services	16,273,141	761,465
Total	$294,719,261	$1,693,361

Note 8 - Business Combination

On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for the Company to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC ("Terra Nova"), Market Wise Securities, LLC ("MW Securities") and Market Wise Stock Trading School, LLC ("MW School"). We raised $35 million from the sale of 35,000 shares of Series E Convertible Preferred Stock ("Series E Preferred") and 116,666,673 warrants to purchase common stock, which was used to finance the acquisition. The purchase price of the acquisition was $25,493,122 including acquisition costs of $493,122. The remainder of the funds, net of offering expense, provided additional working capital. We received final approval for the Purchase from the NASD and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and completed the sale of the Series E Preferred and warrants on May 19, 2006 with a total of $35,000,000 raised. The purchase method of accounting was used to account for the acquisition.

Fees associated with the issuance of the Series E Preferred, including commissions, totaled $2,488,206. Additionally, the Company issued approximately 14,462,000 underwriter warrants with a fair value of $2,980,422 which were recorded as additional paid-in capital. The issuance of the 35,000 shares of Series E Preferred and warrants resulted in a beneficial conversion feature of $23,699,816 (using a Black-Scholes valuation model with a five year life, 43% volatility and a risk free rate of 5.19% for the calculation of the warrants fair value).

On October 16, 2006, upon the authorization of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to 800,000,000 and the filing of the amended Articles of Incorporation with the State of Texas, the Series E Preferred automatically converted to 233,333,347 shares of common stock.

The primary reasons for the acquisition were as follows:

•	to enhance the Company's sophisticated front-end trading platform by providing "back-end" execution and clearing services acquired from Terra Nova;
•	the RushGroup trading platforms complement the needs of Terra Nova's diverse client base of institutions, correspondent broker-dealers and direct active traders and investors, as well as providing a web-based platform allowing Terra Nova to expand its market reach;
•	when combined, the broker-dealers, RushTrade and Terra Nova, realize synergies and reduced overhead;
•	Terra Nova's ability to support trading in multiple products including equities, options, futures and foreign exchange; and
•	MW School's education offering complements the Company's technology initiatives and broker-dealer trading activities by providing training in trading, analysis and risk management to traders and investors worldwide.

Purchase Price Allocation

Following is a summary of the amounts assigned to the assets and liabilities of the acquired companies:

Description	Amount
Working capital	$7,145,673
Fixed assets	685,969
Capitalized software (10 year life)	1,500,000
Intangible assets (10 year life)	6,578,000
Goodwill	9,583,480
Total purchase price	$25,493,122

Intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. The results of operations of the acquired companies are included in the consolidated results of operations from the date of the acquisition.

During the year ended December 31, 2006 the Company recognized $438,537 of amortization expense related to the intangible assets acquired. All of the goodwill recorded as a result of this acquisition is expected to be deductible for tax purposes.

Unaudited Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January 1, 2005:

	Years Ended December 31,
	2006	2005
Revenues	$54,968,698	$48,928,544
Net loss attributable to common shareholders (see Note 1)	(712,568)	(349,739)
Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding, basic and diluted	271,161,585	264,386,487
Note 1 - Excludes non-recurring charge related to beneficial conversion feature of preferred stock.

To arrive at the pro forma per share, we combined the actual operating results for the twelve months ended December 31, 2006 and 2005 and included amortization expense related to acquired intangibles.

Note 9 - Commitments and Contingencies

(a) Leases

The Company leases its offices at its corporate headquarters in Chicago, Illinois and technology subsidiary in Dallas, Texas along with the Company's co-location data centers located in Dallas and Chicago. The future minimum lease obligations are summarized as follows:

Years Ended December 31,	Operating Lease Obligations
2007	$329,538
2008	334,000
2009	235,652
2010	223,000
2011	225,000
Thereafter	150,000
Total	$1,497,190

Rent expense under these operating leases was approximately $529,000 and $125,000 in 2006 and 2005, respectively, and is included in general and administrative expenses.

(b) Litigation

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. The Company's legal counsel has indicated that it cannot evaluate with complete certainty the likelihood of an unfavorable outcome. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Note 10 - Deconsolidation of a Related Party Affiliate

The Company and a former employee/director entered into an agreement whereby the Company revoked and rescinded its option to purchase any or all the shares in Rushmore Insurance Services and disavowed any claim or any ownership interest in Rushmore Insurance Services or any of its assets. Rushmore Insurance Services was an inactive unit with insignificant revenues and was not part of the current business plan of the Company. As a result, the Company wrote-off all balance sheet and income statement accounts and realized a change in retained earnings of $250,680.

Note 11 - Income Taxes

Deferred tax assets and liabilities are comprised of the following at December 31, 2006 and 2005:

Deferred tax assets	2006	2005
Accounts receivable	$-	$7,235
Accrued liabilities	100,407	79,366
Property and equipment	41,465	38,103
Intangible assets	54,087	-
Capitalized software development costs	21,583	-
Share-based compensation	245,730	-
Net operating loss carryforward	5,228,848	4,732,471
Total deferred tax assets	5,692,120	4,857,175

Valuation allowance	(5,534,525)	(4,857,175)
Net deferred tax assets	157,595	-

Deferred tax liabilities
Intangible assets	$(157,595)	$-
Total deferred tax liabilities	(157,595)	-

Net deferred tax assets and liabilities	$-	$-

The income tax expense differs from the statutory expense as follows:

	2006	2005
Computed "expected" federal income tax benefit (34%)	$(367,976)	$(1,081,313)
State income tax effect	(6,390)	-
Meals and entertainment	7,127	2,194
Penalities	53,766	49,086
Stock compensation	-	53,472
Non-cash interest expense	54,413	-
Other permanent differences	36,361	208,757
Change in valuation allowance	677,350	767,804
Effect of change in state tax rate	(428,574)	-
Other	(26,077)	-
Reported income tax expense	$-	$-

The Company has net operating losses of approximately $14.1 million, which may be used to offset future taxable income. A portion of the Company's net operating losses may be subject to limitations due to changes in ownership, or other reasons defined by the Internal Revenue Service. These loss carryforwards expire at various dates through 2026. The Company has recorded a valuation allowance to offset all deferred tax assets, as the ultimate realization of such assets is uncertain.

Note 12 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova and RushTrade are subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as an NASD broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the NASD broker-dealer status and $45,000 relative to its future commission merchant status. As a result of the futures commission merchant registration status, RushTrade was undercapitalized by $3,957 at December 31, 2006. RushTrade did not have any futures customers as of and for the year ended December 31, 2006 thus RushTrade and RushTrade's customers were not affected by the undercapitalization.

		Capital Requirement		Excess Net Capital
	Net Capital	NASD	CFTC	NASD	CFTC
Terra Nova Financial, LLC	$12,379,401	$2,163,897	$500,000	$10,215,504	$11,879,401
Market Wise Securities, LLC	22,483	5,000	-	17,483	-
RushTrade Securities, Inc.	41,043	16,102	45,000	24,941	(3,957)
	$12,442,927	$2,184,999	$545,000	$10,257,928	$11,875,444

Note 13 - Share-Based Compensation

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

For the options and warrants granted after the business combination, management estimated that the volatility rate would be in the 35% to 45% range. Management believed that the business combination resulted in an entirely new business and that an extended look back, beyond two years was irrelevant. Management analyzed historical volatility over various look back periods in an attempt to validate the estimated, relevant range. The volatility over a two year look back, for the May and August grants, produced a calculated 43% volatility, which was used to estimate the value of share-based payments. Management believes that the analysis and estimate was appropriate and in line with the SAB 107, Topic 14: Share Based Payment - Certain Assumptions Used in Valuation Methods - Expected Volatility.

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model is as follows:

	2006	2005
US Treasury - 10 year bond rate	4.34 - 5.25%	3.89 - 4.66%
Dividend yield	-	-
Volatility ranges	43%	109% - 112%
Weighted-average volatility	43%	111%

Restricted Stock

A summary of the status and changes of our non-vested shares related to our equity incentive plans as of the year ended December 31, 2006 is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair
Non-vested at December 31, 2004	-	$-
Granted	345,000	0.20
Forfeited	-	-
Vested	(37,500)	0.19
Non-vested at December 31, 2005	307,500	$0.21
Granted	-	-
Forfeited	(42,500)	0.30
Vested	(265,000)	0.19
Non-vested at December 31, 2006	-	$-

The total fair value of shares vested during the year ended December 31, 2006 and 2005 was $50,650 and $7,125, respectively.

Stock Options and Warrants

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

Effective May 19, 2006, the Company adapted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purposes of the 2006 WIP are (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company's business; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. There are reserved for sale upon the exercise of warrants granted under the 2006 WIP 35,000,000 shares of the Company's voting common stock. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants under the Plan. Unless the 2006 WIP is terminated earlier, it shall terminate five years from its effective date.

The table below summarizes the Company's stock option plans:

Option Plan	Authorized	Outstanding	Available
1997 Stock Option Plan	500,000	210,000	290,000
2000 Stock Option Plan	500,000	170,000	330,000
2002 Stock Option Plan	1,000,000	935,000	65,000
2005 Long Term Incentive Plan	14,076,334	1,653,256	12,423,078
Total	16,076,334	2,968,256	13,108,078

A summary of employee stock option activity, under the Company's option plans and the Long Term Incentive Plan as of December 31, 2006 and 2005 are presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2004	2,118,310	$0.37
Granted	971,381	0.24
Exercised	(20,000)	0.27
Forfeited	(202,088)	1.19
Balance at December 31, 2005	2,867,603	0.27
Granted	1,020,000	0.25
Exercised	(200,000)	0.15		$52,000
Forfeited	(719,347)	0.49
Balance at December 31, 2006	2,968,256	$0.21	2.67	$151,552
Options exercisable at December 31, 2006	1,875,428	$0.20	1.39	$144,257

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2006 was calculated as the number of in the money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at December 31, 2006. The aggregate intrinsic value of stock options exercised during 2006 was calculated as the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of December 31, 2006 there was $123,766 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of approximately 1.25 years. During the years ended December 31, 2006 and 2005 we recognized compensation expense of $77,543 and $0, respectively, related to options vesting under our option plans. Cash received for the exercise of stock options during the years ended December 31, 2006 and 2005 totaled $30,000 and $3,400, respectively.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $0.11 and $0.18 per share, respectively.

In conjunction with the Purchase and issuance of the Series E Preferred Stock and warrants, the board authorized the issuance of warrants to purchase up to 35,000,000 shares of common stock to the employees of the Company. On May 19, 2006 the board reserved 32,150,000 warrants for issuance to employees. The first issuance of 5,750,000 warrants occurred on May 19, 2006 at an exercise price of $0.28 per share. On August 4, 2006 an additional 24,525,000 warrants were issued at an exercise price of $0.25. These warrants were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date. These warrants had a calculated fair value of $530,978 and $2,440,399, respectively. These fair value amounts were determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, four year average expected life, a volatility factor of 43% and with a 5.16% and 4.91% risk free interest rate, respectively.

The weighted average grant date fair value of warrants granted to employees during the year ended December 31, 2006 was $0.10 per share.

A summary of employee warrant activity under the 2006 Warrant Incentive Plan as of December 31, 2006 and for the twelve months then ended is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	-	$-
Granted	30,275,000	0.26
Exercised	-	-
Forfeited	(285,000)	0.25
Balance at December 31, 2006	29,990,000	$0.26	4.55	$-
Warrants exercisable at December 31, 2006	4,800,000	$0.28	4.39	$-

As of December 31, 2006, there was $1,503,124 of total unrecognized compensation cost, after estimated forfeitures, related to unvested share-based compensation arrangements granted through warrants. This compensation cost is expected to be recognized over a weighted-average period of approximately 3.5 years. During the year ended December 31, 2006, we recognized compensation expense related to warrants, after estimated forfeitures, of $634,913. Of the $634,913 expense for the year ended December 31, 2006, $435,774 was attributable to the agreed upon accelerated vesting of 4,800,000 warrants related to termination of employees.

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS No. 123(R) we provided the disclosures required under FAS 123, as amended by FAS 148. No share-based compensation expense for share options was recognized in our results of operations for the year ended December 31, 2005. All options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Had we determined compensation expense based on the grant date fair value for share options under FAS 123 and FAS 148, our proforma net loss and net loss per share would have been as follows for the year ended December 31, 2005:

2005
Net loss attributable to common shareholders, as reported	$(3,239,770)
Add: Stock-based employee compensation expense included in reported net loss	-
Deduct: Stock-based employee compensation expense determined under fair value based method	(31,032)
Pro forma net loss	$(3,270,802)

Net loss per common share, basic and diluted
As reported	$(0.10)
Pro forma	$(0.11)

Note 14 - Employee Benefit Plans

The Company provides retirement benefits thru a defined contribution 401k plan ("401k Plan"). All employees with at least one month of continuous service are eligible to participate in the 401k Plan. The employer matching contributions are discretionary and are vested 20% after two years, 20% each year thereafter, and fully vested in six years. The Company's matching contributions under this 401k Plan are 50% on all salary deferrals up to 6% with matching contributions calculated each pay period. The Company match is capped at 3% of compensation or $6,300 annually per participant. The total Company matching contributions for 2006 were $95,734.

Note 15 - Line of Credit

The Company has a line of credit totaling $25 million with a Chicago bank. At December 31, 2006, borrowing outstanding on this credit line totaled $18,625,000. The loans are due on demand and are collateralized by customers' equity securities. The line of credit has a variable rate based on federal funds rate.

Note 16 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	As of December 31, 2006
	Receivables	Payables
Stock borrowed/loaned	$48,026,075	$-
Fails to deliver/receive	2,899,866	-
Clearing organizations	4,139,840	400
Commissions receivable/payable	331,490	910,861

Total	$55,397,271	$911,261

SIGNATURES

In accordance with requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE	TITLE	DATE

/s/ Michael G. Nolan Michael G. Nolan	Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ M. Patricia Kane M. Patricia Kane	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ Bernay Box Bernay Box	Chairman and Director	April 2, 2007

/s/ Charles B. Brewer Charles B. Brewer	Director	April 2, 2007

/s/ Russell N. Crawford Russell N. Crawford	Director	April 2, 2007

/s/ Gayle C.Tinsley Gayle C. Tinsley	Director	April 2, 2007

/s/ Murrey Wanstrath Murrey Wanstrath	Director	April 2, 2007

/s/ Stephen B. Watson Stephen B. Watson	Director	April 2, 2007