Form 10QSB
period 2007-03-31
Terra Nova Financial Group Inc
filed 2007-05-15
CIK 884892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 31, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from    to
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) |_| Yes |X| No

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 271,863,564 shares of common stock, $0.01 par value (as of May 15, 2007).

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------



PART I   FINANCIAL INFORMATION                                          Page No.
------                                                                  --------
Item 1.  Unaudited Consolidated Financial Statements:
         Consolidated Balance Sheets at March 31, 2007(unaudited) and
          December 31, 2006                                                  3
         Consolidated Statements of Operations for Three Months ended
          March 31, 2007 and 2006 (unaudited)                                4
         Consolidated Statements of Cash Flows for Three Months ended
          March 31, 2007 and 2006 (unaudited)                                5
         Notes to Consolidated Financial Statements                          6
Item 2.  Management Discussion and Analysis of Financial Condition and
          Results of Operations                                             12
Item 3.  Controls and Procedures                                            17

PART II OTHER INFORMATION
-------
Item 1.  Legal Proceedings                                                  18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18
Item 3.  Defaults upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                                  18
Item 6.  Exhibits                                                           18

Signatures                                                                  19
Exhibit 31.1 Certification of Chief Executive Officer                       20
Exhibit 31.2 Certification of Chief Financial Officer                       21
Exhibit 32.1 Certification of Chief Executive Officer                       22
Exhibit 32.2 Certification of Chief Financial Officer                       23


                          PART I FINANCIAL INFORMATION
                          ----------------------------
Item 1.  Unaudited Financial Statements

                TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                March 31,      December 31,
                                     ASSETS                                       2007             2006
                                     ------                                  -------------    -------------
                                                                              (Unaudited)
Cash and cash equivalents                                                    $   1,231,834    $   5,733,813
Cash segregated in compliance with federal regulations                         138,191,785      156,751,025
Receivables from brokers, dealers and clearing organizations                    84,813,819       55,397,271
Receivables from customers and non-customers                                    51,330,456       56,969,549
Property and equipment, net                                                      1,059,660          614,746
Capitalized software development costs, net                                      1,943,544        1,754,114
Intangible assets, net                                                           6,044,726        6,221,871
Goodwill                                                                         9,583,480        9,583,480
Other assets                                                                     2,323,676        1,693,392
                                                                             -------------    -------------
          Total assets                                                       $ 296,522,980    $ 294,719,261
                                                                             =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit                                                               $  15,970,000    $  18,625,000
Payables to brokers, dealers and clearing organizations                          1,189,185          911,261
Payables to customers and non-customers                                        240,828,567      238,622,993
Accounts payable and accrued expenses (including $52,866 and
  $49,611 of accrued interest due to related parties at
  March 31, 2007 and December 31, 2006, respectively)                            5,602,221        5,074,011
Accrued preferred stock dividends                                                  272,817          258,520
Income tax liability                                                               440,070             --
Convertible notes payable                                                          300,000          300,000
Convertible bonds payable (net of unamortized debt discount of
  $2,704 and $8,853 at March 31, 2007 and December 31, 2006, respectively)         327,296          321,147
                                                                             -------------    -------------
          Total liabilities                                                    264,930,156      264,112,932

Commitments and contingencies

Shareholders' equity
Preferred stock - cumulative; $10 par value; 38,792 shares authorized;
  14,063 shares issued and outstanding at March 31, 2007 and
  December 31, 2006; liquidation preference of $10 per share                       140,630          140,630
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 49,480 shares issued and outstanding at March 31, 2007 and
  December 31, 2006; liquidation preference of $10 per share                       494,800          494,800
Common stock - $0.01 par value, 800,000,000 shares authorized;
  271,863,564 and 271,842,939 shares issued and outstanding at
  March 31, 2007 and December 31, 2006, respectively                             2,718,636        2,718,429
Additional paid-in capital                                                      49,731,070       49,616,099
Accumulated deficit                                                            (21,492,312)     (22,363,629)
                                                                             -------------    -------------
       Total shareholders' equity                                               31,592,824       30,606,329
                                                                             -------------    -------------
       Total liabilities and shareholders' equity                            $ 296,522,980    $ 294,719,261
                                                                             =============    =============

     See accompanying notes to unaudited consolidated financial statements.


                TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                             2007             2006
                                                        -------------    -------------
                                                         (Unaudited)      (Unaudited)
REVENUES
Commissions and fees                                    $   8,169,553    $     635,230
Interest income                                             3,499,050            4,744
Software fees                                                 103,119           33,066
Other income                                                  134,282           15,098
                                                        -------------    -------------

       Total revenues                                      11,906,004          688,138

OPERATING EXPENSES
Commissions, execution and exchange fees                    2,726,290          321,202
Employee compensation                                       2,392,612          397,310
Quotations and market data                                  1,471,349          114,327
Interest expense on brokerage accounts                      1,985,529             --
Advertising and promotional                                   241,617            6,774
Professional fees                                             417,619           97,027
Communications and information technology                     187,474           61,637
Depreciation and amortization                                 378,035          105,714
Other general and administrative expense                      769,265           93,419
                                                        -------------    -------------

       Total operating expenses                            10,569,790        1,197,410
                                                        -------------    -------------

Operating income (loss)                                     1,336,214         (509,272)

Interest expense                                               24,827           47,333
                                                        -------------    -------------

Income (loss) before income taxes                           1,311,387         (556,605)

Income tax provision                                          440,070             --
                                                        -------------    -------------

Net income (loss)                                       $     871,317    $    (556,605)
                                                        =============    =============

Dividends on preferred stock                                  (14,297)         (14,860)
                                                        -------------    -------------

Net income (loss) attributable to common shareholders   $     857,020    $    (571,465)
                                                        =============    =============

Net income (loss) per common share:
Basic                                                   $        0.00    $       (0.02)
                                                        =============    =============
Diluted                                                 $        0.00    $       (0.02)
                                                        =============    =============

Weighted average number of common shares:
Basic                                                     271,854,446       37,474,489
                                                        =============    =============
Diluted                                                   278,181,836       37,474,489
                                                        =============    =============

     See accompanying notes to unaudited consolidated financial statements.


                TERRA NOVA FINANCIAL GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
                                                                          (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                             871,317    $   (556,605)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
Share-based compensation                                                      126,664          40,597
Depreciation and amortization                                                 378,035         105,714
Amortization of debt discount                                                   6,149          20,996
Change in assets and liabilities
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations                     18,559,240            --
Receivables from brokers, dealers and clearing organizations              (29,416,548)           --
Receivables from customers and non-customers                                5,639,093            --
Other assets                                                                 (630,284)        (28,029)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations                       277,926            --
Payables to customers and non-customers                                     2,205,574            --
Accounts payable and accrued expenses                                         528,208         271,758
Income tax liability                                                          440,070            --
                                                                         ------------    ------------

Net cash used in operating activities                                      (1,014,556)       (145,569)
                                                                         ------------    ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                           (554,761)           (231)
Capitalization of software development costs                                 (280,474)           --
Capitalization of deferred acquisition costs                                     --           (58,461)
                                                                         ------------    ------------

Net cash used in investing activities                                        (835,235)        (58,692)
                                                                         ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of fees                           --        28,176,000
Proceeds from exercise of stock options and warrants                            2,812            --
Proceeds from convertible note payable to related parties                        --           200,000
Net payments on line of credit                                             (2,655,000)           --
Change in restricted cash                                                        --       (28,176,000)
Proceeds from note payable to related parties                                    --           100,000
                                                                         ------------    ------------

Net cash (used in) provided by financing activities                        (2,652,188)        300,000
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (4,501,979)         95,739
Cash and cash equivalents at beginning of period                            5,733,813          23,399
                                                                         ------------    ------------
Cash and cash equivalents at end of period                               $  1,231,834    $    119,138
                                                                         ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                   $  1,985,529    $       --
                                                                         ============    ============
Cash paid for income taxes                                               $       --      $       --
                                                                         ============    ============
Supplemental Disclosure of Non-Cash Information:
Preferred stock dividends accrued                                        $     14,297    $     14,860
Fair value of warrants with debt financing recorded as a debt discount           --           141,714
Liabilities accrued for intangible assets to be paid in common stock             --            22,500


       See accompanying notes to unaudited consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries

Note 1 - Nature of Operations and Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments), necessary to present fairly the Company's consolidated financial position as of March 31, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.

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

Terra Nova Financial, LLC ("Terra Nova"), formerly known as Terra Nova Trading, LLC, is a wholly-owned subsidiary of the Parent acquired on May 17, 2006. Terra Nova Trading, LLC changed its name to Terra Nova Financial, LLC in February 2007. Terra Nova is a self-clearing broker-dealer registered with the following exchanges and regulatory organizations:

    o    Securities and Exchange Commission as a broker-dealer
    o    National Association of Securities Dealers as a broker-dealer
    o    Securities Investor Protection Corporation
    o    National Futures Association as a futures commission merchant
    o    The Depository Trust Company
    o    National Securities Clearing Corporation
    o    The Options Clearing Corporation
    o    NASDAQ Stock Market
    o    Chicago Stock Exchange
    o    Boston Options Exchange
    o    Boston Stock Exchange
    o    International Securities Exchange
    o    National Stock Exchange
    o    NYSE Arca Options (pending)
    o    NYSE Arca Equities

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

Primary sources of revenues for the Parent and it two primary wholly-owned subsidiaries include commissions, account fees, interest and software licensing fees. The Parent also maintains less active or inactive wholly-owned subsidiaries which include:

    o Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
    o    Market Wise Securities, LLC ("MW Securities"), an NASD broker-dealer
    o    RushTrade Securities, Inc. ("RushTrade"), an NASD broker-dealer
    o    LostView Development Corporation ("LostView")
    o    Rushmore Securities Corporation ("Rushmore")
    o    RushTrade.com, Inc ("Rush")

The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our").

Note 2 - Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing net income
(loss) by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares had been issued.

For the three months ended March 31, 2007 and 2006, the components of basic and diluted weighted average shares outstanding are as follows:

================================================================================
                                                For Three Months Ended March 31,
                                                --------------------------------
                                                     2007              2006
                                                --------------    --------------
Weighted average shares outstanding - Basic        271,854,446       37,474,489
Dilutive employee stock options                        249,389             --
Dilutive warrants                                    3,878,001
Dilutive convertible bonds                           2,200,000             --
                                                --------------   --------------
Weighted average shares outstanding - Diluted      278,181,836       37,474,489
================================================================================

Common stock equivalents totaling 125,781,904 are excluded from the calculation of diluted EPS for the three months ended March 31, 2007 as their effect would have been anti-dilutive. All common stock equivalents are excluded from diluted EPS for the three months ended March 31, 2006 as their effect would have been anti-dilutive.

Note 3 - New Accounting Pronouncement

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments in the financial statements as a result of the implementation of FIN 48.

Note 4 - Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

Note 5 - Capitalization

(a) Common Stock

In the first quarter of 2007 the Company issued 5,000 shares of common stock for director compensation with a fair value on the date of issuance of $1,000. In addition, 15,625 shares of common stock were issued due to the exercise of stock options for proceeds of $2,812.

(b) Non-Employee Warrants

Non-employee warrants outstanding as of March 31, 2007 totaled 144,921,620 with a weighted average exercise price of $.28.

(c) Preferred Stock

The following table represents the outstanding shares of each series of preferred stock:

================================================================================
Preferred Stock       December 31, 2006     Issued    Converted   March 31, 2007
-------------------   -----------------   ---------   ---------   --------------
9% Cumulative                     2,000           -           -            2,000
Series A                         12,063           -           -           12,063
Series B                          9,520           -           -            9,520
Series C                         37,960           -           -           37,960
Series E                              -           -           -                -
Series 2002A                      2,000           -           -            2,000
-------------------   -----------------   ---------   ---------   --------------
Total                            63,543           -           -           63,543
================================================================================

Total preferred stock dividends in arrears as of March 31, 2007 were $272,817.

(d) Restricted Stock

As of March 31, 2007, the Company has no outstanding non-vested shares related to our equity incentive plans.

Note 6 - Debt

(a) Convertible Bonds

Total issued and outstanding convertible bonds as of March 31, 2007 comprised a carrying value of $327,296.

(b) Past Due Convertible Notes

At March 31, 2007, the Company had four convertible demand notes totaling $300,000 principal amount that were in default as a result of being past due in the payment of principal and interest. On May 11, 2007, the Company paid $190,000 to the holders of two of the notes as settlement of $166,000 of principal and $74,466 of accrued interest. The Company intends to negotiate with the holders of the remaining two notes with the intent to repay or restructure the amount due.

Note 7 - Risks and Uncertainties

In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to off-balance-sheet credit risk in the event our broker-dealer customers are unable to fulfill their contractual obligations.

Many of our customer accounts are margin accounts. In margin transactions, we may be obligated for customer losses when credit is extended to customers directly or by our clearing broker that is not fully collateralized by cash and securities in the customers' accounts with us or a clearing broker. In connection with securities activities, Terra Nova executes customer transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and Terra Nova's and our clearing broker's internal policies. In all cases, such transactions may expose the Company to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, Terra Nova may be required to purchase or sell financial instruments at prevailing market prices to attempt to fulfill the customers' obligations.

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

Note 8 - Segment Information

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

The Investment/Brokerage Services Segment includes RushTrade, Terra Nova and MW Securities. The Other Service Segment includes MW School, the Parent and other less active subsidiaries and the Software Services Segment is comprised solely of RushGroup.

The assets of the Parent are used to support the operations of the two primary subsidiaries, Terra Nova and RushGroup. The expenses of the Company are allocated fully in general and administrative expenses. The following summarizes the Company's segment information:

        =================================================================
                                         For Three Months Ended March 31,
        Revenues                              2007              2006
        ------------------------------   --------------    --------------
        Investment/Brokerage Services    $   11,789,473    $      674,051
        Software Services                       105,505             1,720
        Other Services                           11,026            12,367
        ------------------------------   --------------    --------------
        Total                            $   11,906,004    $      688,138
                                         ==============    ==============

        Operating Expenses                    2007              2006
        ------------------------------   --------------    --------------
        Investment/Brokerage Services    $    9,662,168    $      597,213
        Software Services                       433,053           374,787
        Other Services                          474,569           225,410
        ------------------------------   --------------    --------------
        Total                            $   10,569,790    $    1,197,410
                                         ==============    ==============


        Net Income (Loss) before taxes        2007              2006
        ------------------------------   --------------    --------------
        Investment/Brokerage Services    $    2,127,303    $       76,839
        Software Services                      (327,550)         (373,067)
        Other Services                         (488,366)         (260,377)
        ------------------------------   --------------    --------------
        Total                            $    1,311,387    $     (556,605)
                                         ==============    ==============

        Depreciation and Amortization         2007              2006
        ------------------------------   --------------    --------------
        Investment/Brokerage Services    $       76,532    $        6,707
        Software Services                        67,875            62,142
        Other Services                          233,628            36,865
        ------------------------------   --------------    --------------
        Total                            $      378,035    $      105,714
                                         ==============    ==============


        Capital Expenditures                  2007              2006
        ------------------------------   --------------    --------------
        Investment/Brokerage Services    $       66,941    $         --
        Software Services                       159,320              --
        Other Services                          608,974               231
        ------------------------------   --------------    --------------
        Total                            $      835,235    $          231
                                         ==============    ==============


                                            March 31,       December 31,
        Total Assets                          2007              2006
        ------------------------------   --------------    --------------
        Investment/Brokerage Services    $  293,871,546    $  293,499,829
        Software Services                       557,623           399,587
        Other Services                        2,093,811           819,845
        ------------------------------   --------------    --------------
        Total                            $  296,522,980    $  294,719,261
        =================================================================

Note 9 - Business Combination

On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for the Company to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, LLC ("Terra Nova"), Market Wise Securities, LLC ("MW Securities") and Market Wise Stock Trading School, LLC ("MW School") for a purchase price of $25,493,122. Final approval for the Purchase was received on May 15, 2006 and the Purchase was funded on May 17, 2006. There have been no business combinations during the quarter ended March 31, 2007.

Unaudited Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January 1, 2006:

     ======================================================================
                                                           For Three Months
                                                            Ended March 31,
                                                           ----------------
                                                                 2006
                                                           ----------------
     Revenues                                              $     14,004,077
     Net income                                                      66,076
     Net income per common share, basic                    $           0.00
     Net income per common share, diluted                  $           0.00
     Weighted average common shares outstanding, basic          270,807,836
     Weighted average common shares outstanding, diluted        270,807,836
     ======================================================================

To arrive at the pro forma per share, we combined the actual operating results for three months ended March 31, 2006 and included amortization expense related to acquired intangibles.

Note 10 - Litigation

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. The Company's legal counsel has indicated that it cannot evaluate with complete certainty the likelihood of an unfavorable outcome. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Note 11 - Share-Based Compensation

The Company accounts for share-based compensation under SFAS No. 123 (revised
2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Stock Options and Warrants

On April 19, 2007, the Board of Directors of the Company approved, subject to shareholder approval, an amendment ("Plan Amendment") to the Company's 2005 Long-Term Equity Incentive Plan ("LTIP"). The LTIP provides that key employees, consultants and non-employee Directors of the Company or an affiliate ("eligible participants") may be granted: (1) incentive and non-qualified options to acquire shares of the Company's common stock, (2) performance-based awards, (3) shares of restricted common stock, (4) stock appreciation rights and (5) "phantom" stock awards. The LTIP permits eligible participants to acquire a proprietary interest in the growth and performance of the Company. The purpose of the LTIP is to provide an incentive for employees, Directors and certain consultants and advisors of the Company or its subsidiaries to remain in the service of the Company or its subsidiaries, to extend to them the opportunity to acquire a proprietary interest in the Company so they will apply their best efforts for the benefit of the Company, and to aid the Company in attracting able persons to enter the service of the Company and its subsidiaries.

In addition to the LTIP, the Company has issued options to employees, Directors and consultants pursuant to the following stock-based plans, which were instituted before the LTIP:

    o    The 1997 Stock Option Plan ("1997 Plan");
    o    The Incentive Stock Option Plan; ("ISO Plan");
    o    The 1999 Stock Bonus Plan ("1999 Plan");
    o    The 2000 Stock Option Plan ("2000 Plan"); and
    o The 2002 Stock Option Plan ("2002 Plan" and, collectively with the other plans listed above, the "Old Plans").

The 1997 Plan and ISO Plan have terminated according to the terms of the plans and no additional options can be granted, although grants outstanding under those plans remain in force. There are 290,000 shares, 330,000 shares and 65,000 shares, available for issuance under the 1997 Plan, the 2000 Plan and the 2002 Plan, respectively. Upon approval by the shareholders of the Plan Amendment at the annual meeting, no further awards will be made under any of the Old Plans.

For administrative convenience and in order to streamline the time and costs associated with administering the LTIP and the Old Plans, the Company is seeking shareholder approval of the Plan Amendment in order to consolidate all of the options granted under the Old Plans such that they are administered under, and governed by, the LTIP. The stock option agreements pursuant to which options were granted under the Old Plans will continue to govern the individual grants of options under the Old Plans. In addition, the Plan Amendment will revise the LTIP for the provision relating to the maximum number of awards that can be outstanding under the LTIP at any one time.

The table below summarizes the Company's stock option and employee warrant plans as of March 31, 2007:


   ==========================================================================
   Option Plan                      Authorized     Outstanding     Available
   -----------------------------   ------------   ------------   ------------
   1997 Stock Option Plan               500,000        210,000        290,000
   2000 Stock Option Plan               500,000        170,000        330,000
   2002 Stock Option Plan             1,000,000        935,000         65,000
   2005 Long-Term Incentive Plan     15,207,805      1,477,631     13,730,174
   2006 Warrant Incentive Plan       35,000,000     28,715,000      6,285,000
   -----------------------------   ------------   ------------   ------------
   Total                             52,207,805     31,507,631     20,700,174
   ==========================================================================

As provided by SFAS123(R) the fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model. Our expected volatility is based on management's estimate of future volatility of the Company's common stock. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of employee stock option activity, under the Company's option plans and the Long-Term Incentive Plan as of March 31, 2007 is presented below:

===========================================================================================================
                                                                    Weighted Average
                               Employee Stock                      Remaining Contract
                                  Options       Weighted Average          Term          Aggregate Intrinsic
Employee Stock Options           Outstanding     Exercise Price        (in years)              Value
----------------------------   --------------   ----------------   ------------------   -------------------
Balance at December 31, 2006       2,968,256               0.21                 2.58     $         117,386
Granted                                    0               0.00                    0                     0
Exercised                            (15,625)              0.18                    0                 2,031
Forfeited                           (160,000)              0.30                    0                     0
----------------------------   --------------   ----------------   ------------------   -------------------
Balance at March 31, 2007          2,792,631     $         0.21                 2.50     $         116,605
Options exercisable at
March 31, 2007                     1,860,131     $         0.19                 1.42     $         113,155
===========================================================================================================

The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2007 was calculated as the number of in the money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at March 31, 2007. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 was calculated as the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of March 31, 2007 there was $103,376 of total unrecognized compensation cost related to unvested employee stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately
1.25 years. During the three months ended March 31, 2007 and 2006 we recognized compensation expense of $20,833 and $28,448, respectively, related to options vesting under our LTIP and option plans. Cash received for the exercise of stock options during the three months ended March 31, 2007 was $2,812.

During the three months ended March 31, 2007 and 2006 no stock options were granted.

A summary of employee warrant activity under the 2006 Warrant Incentive Plan for the three months ended March 31, 2007 is presented below:

===========================================================================================================
                                                                    Weighted Average
                                  Employee                         Remaining Contract
                                  Warrants      Weighted Average          Term          Aggregate Intrinsic
Employee Warrants                Outstanding     Exercise Price        (in years)              Value
----------------------------   --------------   ----------------   ------------------   -------------------
Balance at December 31, 2006      29,990,000     $         0.26                 4.42     $               -
Granted                                    0                  0                    0                     0
Exercised                                  0                  0                    0                     0
Forfeited                         (1,275,000)              0.25                 1.36                     0
----------------------------   --------------   ----------------   ------------------   -------------------
Balance at March 31, 2007         28,715,000     $         0.25                 4.31     $               -
Warrants exercisable at
March 31, 2007                     4,750,000     $         0.28                 4.14     $               -
===========================================================================================================

As of March 31, 2007, there was $1,398,292 of total unrecognized compensation cost, after estimated forfeitures, related to unvested employee warrants. This compensation cost is expected to be recognized over a weighted-average period of approximately 3.5 years. During the three months ended March 31, 2007, we recognized compensation expense related to warrants, after estimated forfeitures, of $104,831.

Note 12 - Receivables from and Payables to Brokers, Dealers, and Clearing
          Organizations

The components of receivables from and payables to brokers, dealers, and clearing organizations are as follows:

======================================================================================
                                    As of March 31, 2007      As of December 31, 2006
                                 -------------------------   -------------------------
                                 Receivables     Payables    Receivables     Payables
                                 -----------   -----------   -----------   -----------
Stock borrowed/loaned            $72,424,050   $      --     $48,026,075   $      --
Fails to deliver/receive           1,835,307          --       2,899,866          --
Clearing organizations            10,010,380           400     4,139,840           400
Commissions receivable/payable       544,082     1,188,785       331,490       910,861
                                 -----------   -----------   -----------   -----------

Total                            $84,813,819   $ 1,189,185   $55,397,271   $   911,261
======================================================================================

Note 13 - Regulatory Requirements

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

=================================================================================================
                                               Capital Requirement          Excess Net Capital
                              Net Capital       NASD          CFTC          NASD          CFTC
                              -----------   -----------   -----------   -----------   -----------
Terra Nova Financial, LLC     $12,850,293   $ 2,888,665   $   500,000   $ 9,961,628   $12,350,293
Market Wise Securities, LLC        17,396         5,000          --          12,396        17,396
RushTrade Securities, Inc.         96,899         5,000        45,000        91,899        51,899
                              -----------   -----------   -----------   -----------   -----------
                              $12,964,588   $ 2,898,665   $   545,000   $10,065,923   $12,419,588
=================================================================================================

Note 14 - Income Taxes

Income tax provision for the three months ended March 31, 2007 was $440,070. We estimated the income tax provision using an annualized effective income tax rate.

Note 15 - Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

Item 2. Management's Discussion and Analysis and Interim Results of Operation

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

Terra Nova operates four divisions within the Investment/Brokerage Services
Segment: Direct Division which provides individual traders and investors complete trading experience from front to back including trade execution through state of the art direct market access trading platforms, trade clearing and reporting; Institutional Division, which provides clearing services, prime brokerage, agency-only brokerage, and state of the art direct market access solutions to hedge funds, money managers, and registered investment advisors; Broker Services Division, which provides correspondent clearing services, trade execution and back office reporting and account management for introducing broker-dealers, registered representatives, registered investment advisors and foreign brokers; and Investment Banking Division, which supports domestic and international emerging growth companies through capital raising, strategic advice, and the development of institutional support.

Plan of Operation

In 2006, the Company changed significantly as a result of the acquisition of Terra Nova. This is reflected in our customer base, product offering, operations, number of employees and financial results. Through the acquisition of Terra Nova, a significantly larger organization and self-clearing broker-dealer, the Company increased all aspects of its financial statements including but not limited to assets and liabilities resulting from payables and receivables to customers, commission receivables and capital. As a result of the acquisition, we feel the Company has laid the foundation for implementation of our growth strategy as a financial services company specializing in trading and brokerage services. 2007 marks an important year noting significant progress with the integration and the restructuring of the Company. We plan to continue integrating the companies, reduce expenses, and grow the business.

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

The Company expenses or capitalizes development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality is capitalized. Expenses associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate expenses occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intented use. The capitalized expenses are amortized on a straight-line basis over the estimated useful life of the asset. Impairment is measured and recognized in accordance with FASB Statement No. 144.

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

Share-Based Compensation

We account for share-based payments under SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS123R"). SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values.

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

Results of Continuing Operations

The following table below represents total revenue and total expense from the Consolidated Statements of Operations for three months ended March 31, 2007 and 2006, respectively. The financial information below is derived from the unaudited consolidated financial statements and related notes in the Quarterly Report on Form 10-QSB.

                                           For Three Months Ended March 31,
                                           --------------------------------
    Results of Operations (in thousands)        2007              2006
                                           --------------    --------------
    Total revenues                         $       11,906    $          688

    Total operating expenses                       10,570             1,197

    Interest expense                                   25                47

    Income tax provision                              440                 -

    Net income (loss)                      $          871    $         (557)
                                           ==============    ==============

Three months Ended March 31, 2007 and 2006

Since the May 2006 acquisition the Company continues to execute the integration of the newly acquired entities. The integration plan includes the reduction of expenses, capitalize on synergies and a reduction of operational duplications. We have reduced overhead and personnel costs while continuing to identify additional synergies throughout the Company as well as identify enhancements to our product offering, thereby positioning the Company to attract additional revenues and market share.

We have experienced significant growth, not only demonstrated through the acquisition, but also through organic increase in revenues relating to investment and software operations. We anticipate that with the recent combination of the entities resulting from the acquisition, together with the proper execution of our business and integration plans, the Company will be positioned to further increase revenues.

First quarter highlights include:

    o    Non-cash related expenses were approximately $511,000, which include:
             o    Depreciation expense on property and equipment of $109,847
             o    Amortization expense on capitalized software of $91,044
             o    Amortization expense on intangible assets of $177,145
             o    Amortization expense on debt discount of $6,149
             o    Stock-based compensation of $126,664
    o March 31st completion of a co-location facility in Chicago to better service the needs of the enterprise's overall infrastructure and reduce the reliance on third party providers. Beginning with the second quarter of 2007 we expect expenses to decrease by $210,000 per quarter. Beginning with the third quarter of 2007 we anticipate an additional reduction of expenses of $180,000 per quarter.
    o Continue to gain synergies from the integration of operational efficiencies resulting from the 2006 business combination of Terra Nova Financial, LLC, including internal system conversions for the enterprise general ledger and external reporting.
    o Significant system functionality was added to the Terra Nova's broker-dealer back office system creating operational efficiencies particularly as it pertains to option clearing functionality.
    o Implementation of a new RushGroup Technology trading software release providing the following functionality:
             o Created multi-broker functionality including support for multiple MPID's & Giveups
             o    Support private-label platforms for banks and brokerages
             o Created a flexible hierarchy to manage multiple customer accounts
             o    Reduced latency in delivering market data
             o    Enhanced order handling architecture

Revenues

Total revenues increased $11.2 million or 1630.2% from $688,138 for three months ended in 2006 to $11.9 million in 2007. The increase in revenues is primarily a result of the business combination in 2006 between the Company and Terra Nova. We have also experienced growth in new accounts, trade volume, software user fees and other related revenues which reflect the increased acceptance of our products.

Commissions and fees revenue are primarily online brokerage revenues showing a 1,186.1% increase from $635,230 for three months in 2006 to $8.2 million in 2007. The large change is primarily a result of the acquisition of Terra Nova. Terra Nova is mainly dependent on the overall activity in the United States equity and options markets. Terra Nova will continue to devote resources toward marketing its online direct access trading platforms and increasing the overall customer base, which should continue to drive increases in trade volumes and revenues.

Interest income from overnight cash balances showed a large increase from $4,744 for three months ended in 2006 to $3.5 million in 2007. The large increase reflects customer cash balances held by Terra Nova as a self-clearing broker-dealer.

Other income increased from $15,098 for three months ended March 31, 2006 compared to $134,282 in 2007, a 789.4% increase and software fees increased 211.9% to $103,119. Other income consists of investment banking revenues, data revenue and other miscellaneous operating fees charged to clients.

Expenses

Total expenses, including interest expense on brokerage accounts, increased $9.4 million or 782.7%, from $1.2 million for three months ended March 31, 2006 to $10.6 million in 2007. The total expenses increased primarily due to the May 2006 acquisition of Terra Nova, MW School, and MW Securities by the Company.

Commissions, execution and exchange fees increased from $321,202 for three months ended March 31, 2006 to $2.7 million in 2007, an increase of $2.4 million or 748.8% which is consistent with our growth in revenue and relates to the acquisition of Terra Nova and the corresponding increase of transactions and related expenses. In addition, employee compensation increased from $397,310 to $2.4 million, quotations and market data increased from $114,327 to $1.5 million, interest expense increased from $0 to $1.9 million, advertising increased $6,774 to $241,617, professional fees increased from $97,027 to $417,619, communications and information technology increased $125,837 between the three months ended March 31, 2007 and 2006, depreciation and amortization increased 257.6% to $378,035, and general and administrative expenses increased to $769,265 for three months ended March 31 in 2007 compared to $93,419 in 2006. The increase in general and administrative expenses is primarily due to an increase in expenses associated with the acquisition of a self-clearing broker-dealer and operating a public company. There was no income tax provision or expense in the prior year ended December 31, 2006 due to the fact that the firm incurred at net loss.

Liquidity

Cash flow from operations was net cash used in of $1,014,556 for three months ended March 31, 2007. We generated net income for the three months ended March 31, 2007 of $871,317. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $378,035, stock-based compensation of $126,664 and amortization of debt discount of $6,149. There was a decrease in receivable from customers of $5.6 million, a decrease in segregated cash of $18.6 million, an increase in receivables to brokers, dealers, and clearing organizations of $29.4 million, an increase in other assets of $630,284, an increase in accounts payable of $528,208, an increase in payables to customers of $2.2 million, an increase in payables to brokers and clearing organizations of $277,924 and an increase in income tax liability of $440,070, thus yielding net cash flows used in operating activities of $1,014,556.

Cash flow used in investing activities for three months ending March, 31 2007 was $835,235, due to the purchase of property and equipment of $554,761 and $280,474 resulting from capitalization of software development costs.

Cash flow used in financing activities during the three months ending March 31, 2007 included $2,812 resulting from exercise on stock options and a net decrease in line of credit of $2.7 million, thus yielding net cash flows used in financing activities of $2.7 million.

We plan to grow organically and at the present time do not anticipate additional cash needs, but to the extent opportunities are presented, we may need to raise additional capital or issue additional equity. Our secured credit lines, used to facilitate self-clearing of customer transactions, is $25 million with BMO Capital Markets. We are pursuing additional lines to facilitate future growth.

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

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see Risk Factors in Item 1 of the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2006.

Item 3. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2007, there were no changes in our Internal Control over Financial Reporting that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting. However, we have made, and are continuing to make, changes in our Internal Control over Financial Reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our Internal Control over Financial Reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities and are preparing for the implementation of a uniform consolidated accounting system at all of our business units.

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of March 31, 2007. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's Disclosure Controls and Procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.


                            PART II OTHER INFORMATION
                            -------------------------

Item 1. Legal Proceedings

From time to time the Company is engaged in routine legal proceedings that are incidental to the conduct of its business. None of such proceeding is deemed to be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2007 the Company issued 5,000 shares of common stock for director compensation which was paid on March 31, 2007. In addition, on January 26, 2007, 15,625 shares were issued resulting from exercising stock options. These stock options were exercised by a former employee. These stock options were exercised under the Company's 2005 Long-Term Equity Incentive Plan with an exercise price of $.18 per share. All shares were issued pursuant to Section 4(2) of the Securities Act of 1933 providing exemption from the registration requirements of such Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders No matters were submitted to shareholders during the first quarter of 2007.

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on 10-QSB:

Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Rule
                 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2   Certification of Chief Financial Officer Pursuant to Rule
                 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1   Certification of Chief Executive Officer Pursuant to Rule
                 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2   Certification of Chief Financial Officer Pursuant to Rule
                 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         May 15, 2007                                /s/ Michael G. Nolan
         -------------                               ---------------------------
         Date                                        Michael G. Nolan
                                                     Chief Executive Officer


         May 15, 2007                                /s/ M. Patricia Kane
         -------------                               ---------------------------
         Date                                        M. Patricia Kane
                                                     Chief Financial Officer