Form 10QSB
period 2007-06-30
Terra Nova Financial Group Inc
filed 2007-08-14
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 27,191,462 shares of common stock, $0.01 par value (as of August 7, 2007).

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION	Page No.

PART I FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Cash and cash equivalents	$2,894,694	$5,733,813
Cash segregated in compliance with federal regulations	137,209,642	156,751,025
Receivables from brokers, dealers and clearing organizations	27,452,141	55,397,271
Receivables from customers and non-customers	43,061,187	56,969,549
Property and equipment, net	929,037	614,746
Capitalized software development costs, net	1,838,474	1,754,114
Intangible assets, net	5,869,458	6,221,871
Goodwill	9,583,480	9,583,480
Other assets	2,419,219	1,693,392
Total assets	$231,257,332	$294,719,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$1,291,000	$18,625,000
Payables to brokers, dealers and clearing organizations	1,572,799	911,261
Payables to customers and non-customers	189,114,640	238,622,993
Accounts payable and accrued expenses (including $56,157 and $49,611 of accrued interest due to related parties at June 30, 2007 and December 31, 2006, respectively)	5,377,515	5,074,011
Accrued preferred stock dividends	287,114	258,520
Income tax liability	956,146	-
Convertible notes payable	133,333	300,000
Convertible bonds payable (net of unamortized debt discount of $1,803 and $8,853 at June 30, 2007 and December 31, 2006, respectively)	328,197	321,147
Total liabilities	199,060,744	264,112,932

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and outstanding at June 30, 2007 and December 31, 2006; liquidation preference of $10 per share	140,630	140,630
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 49,480 shares issued and outstanding at June 30, 2007 and December 31, 2006; liquidation preference of $10 per share	494,800	494,800
Common stock - $0.01 par value, 150,000,000 and 800,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 27,192,462 and 27,184,294 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	271,915	271,843
Additional paid-in capital	52,415,595	52,062,685
Accumulated deficit	(21,126,352)	(22,363,629)
Total shareholders' equity	32,196,588	30,606,329
Total liabilities and shareholders' equity	$231,257,332	$294,719,261

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Commissions and fees	$9,066,084	$7,574,334	$17,235,637	$8,209,564
Interest income	3,939,233	2,024,365	7,438,284	2,029,109
Software fees	144,667	29,273	247,785	62,340
Other income	108,567	48,072	242,849	63,170

Total revenues	13,258,551	9,676,044	25,164,555	10,364,183

OPERATING EXPENSES
Commissions, execution and exchange fees	3,659,734	3,849,191	6,386,024	4,170,393
Employee compensation	2,860,162	2,936,420	5,252,774	3,333,730
Quotations and market data	1,396,542	1,158,471	2,867,890	1,272,798
Interest expense on brokerage accounts	1,687,197	915,645	3,672,726	915,645
Advertising and promotional	249,033	179,151	490,651	185,925
Professional fees	564,558	278,248	982,177	375,275
Communications and information technology	238,463	199,534	425,938	261,172
Depreciation and amortization	450,165	518,780	828,201	624,494
Other general and administrative expense	1,252,976	902,241	2,022,237	999,997

Total operating expenses	12,358,830	10,937,681	22,928,618	12,139,429

Operating income (loss)	899,721	(1,261,637)	2,235,937	(1,775,246)

Interest expense	17,687	153,100	42,514	196,097

Income (loss) before income taxes	882,034	(1,414,737)	2,193,423	(1,971,343)

Income tax provision	516,076	-	956,146	-

Net income (loss)	$365,958	$(1,414,737)	$1,237,277	$(1,971,343)

Beneficial conversion feature on preferred stock	-	(23,699,816)	-	(23,699,816)

Dividends on preferred stock	(14,297)	(14,672)	(28,594)	(29,531)

Net income (loss) attributable to common shareholders	$351,661	$(25,129,225)	$1,208,683	$(25,700,690)

Net income (loss) per common share:
Basic	$0.01	$(6.67)	$0.04	$(6.82)

Diluted	$0.01	$(6.67)	$0.04	$(6.82)

Weighted average number of common shares:
Basic	27,187,428	3,769,995	27,186,490	3,767,110

Diluted	27,690,626	3,769,995	27,869,997	3,767,110

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES	(Unaudited)	(Unaudited)
Net income (loss)	1,237,277	$(1,971,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	371,830	271,897
Depreciation and amortization	828,201	624,495
Amortization of debt discount	7,050	145,279
(Gain) on settlement of liabilities	(54,790)	-
Change in assets and liabilities
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	19,541,383	(29,711,922)
Receivables from brokers, dealers and clearing organizations	27,945,130	3,240,538
Receivables from customers and non-customers	13,908,362	28,632,260
Other assets	(725,828)	729,328
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	661,537	(46,806)
Payables to customers and non-customers	(49,508,354)	(3,729,068)
Accounts payable and accrued expenses	358,294	(335,126)
Income tax liability	956,146	-

Net cash provided by (used in) operating activities	15,526,238	(2,150,468)

INVESTING ACTIVITIES
Net cash paid in acquisition	-	(14,964,813)
Purchase of property and equipment	(593,966)	(90,175)
Capitalization of software development costs	(280,474)	-

Net cash used in investing activities	(874,440)	(15,054,988)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of fees	-	32,494,407
Proceeds from exercise of stock options and warrants	9,750	30,000
Proceeds from convertible note payable to related parties	-	300,000
Payment of convertible note payable to related parties	(166,667)	(300,000)
Net payments on line of credit	(17,334,000)	(10,684,038)
Proceeds from issuance of note payable to related parties	-	100,000
Payment of note payable to related parties	-	(100,000)

Net cash (used in) provided by financing activities	(17,490,917)	21,840,369

Net increase (decrease) in cash and cash equivalents	(2,839,119)	4,634,913
Cash and cash equivalents at beginning of period	5,733,813	23,399
Cash and cash equivalents at end of period	$2,894,694	$4,658,312

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,672,726	$-

Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Information:
Preferred stock dividends accrued	$28,594	$29,531
Fair value of warrants with debt financing recorded as a debt discount	-	141,714
Common stock issued as payment for accrued interest and dividends	-	3,682
Intangibles acquired via common stock	-	22,500
Common stock issued for conversion of preferred stock	-	10,000

See accompanying notes to unaudited consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc., formerly known as Rush Financial Technologies Inc., (the "Parent"), is a holding company that operates through two primary subsidiaries: a broker-dealer and a software development company as described below. Effective August 1, 2007 Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

Terra Nova Financial, LLC ("Terra Nova"), formerly known as Terra Nova Trading, LLC, is a wholly-owned subsidiary of the Parent and was acquired on May 17, 2006. Terra Nova Trading, LLC changed its name to Terra Nova Financial, LLC in February 2007. Terra Nova is a self-clearing broker-dealer registered with the following exchanges and regulatory organizations:

•	Securities and Exchange Commission as a broker-dealer
•	National Association of Securities Dealers as a broker-dealer
•	Securities Investor Protection Corporation
•	National Futures Association as a futures commission merchant
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation
•	NASDAQ Stock Market
•	Chicago Stock Exchange
•	Boston Options Exchange
•	Boston Stock Exchange
•	International Securities Exchange
•	National Stock Exchange
•	NYSE Arca Options
•	NYSE Arca Equities

Terra Nova offers broker-dealer services for a broad array of trading vehicles including equities, options, futures and commodity options, ETFs, fixed income, mutual funds, and foreign exchange. Terra Nova serves a diverse customer base of institutions, active traders and investors as well as provides clearing and backoffice services to correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers. Terra Nova initiated an Investment Banking Division in August of 2006.

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

Primary sources of revenues for the Parent and its two primary wholly-owned subsidiaries include commissions, account fees, interest and software licensing fees. The Parent also maintains less active or inactive wholly-owned subsidiaries which include:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), NASD broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), NASD broker-dealer
•	LostView Development Corporation ("LostView")
•	Rushmore Securities Corporation ("Rushmore")

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments), necessary to present fairly the Parent's consolidated financial position as of June 30, 2007 and the consolidated results of operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period. The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our").

Note 2 - Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares had been issued applying the treasury stock method.

For the three and six months ended June 30, 2007 and 2006, the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding - Basic	27,187,428	3,769,995	27,186,490	3,767,110
Dilutive stock options	14,105	-	21,477	-
Dilutive warrants	489,093	-	662,030	-
Weighted average shares outstanding - Diluted	27,690,626	3,769,995	27,869,997	3,767,110

Common stock equivalents totaling 17,192,232 and 17,007,751 for the three and six months ended June 30, 2007, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive. All common stock equivalents are excluded from diluted EPS for the three and six months ended June 30, 2006 as their effect would have been anti-dilutive.

Note 3 - New Accounting Pronouncement

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments in the financial statements as a result of the implementation of FIN 48.

Note 4 - Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

Note 5 - Capitalization

(a) Common Stock

In 2007, the Company issued 1,168 shares of common stock, $.01 par value, for director compensation with a fair value on the date of issuance of $2,500. In addition, 5,938 shares of common stock were issued due to the exercise of stock options for proceeds of $9,750.

(b) Non-Employee Warrants

Non-employee warrants outstanding as of June 30, 2007 totaled 14,384,162 with a weighted average exercise price of $2.14.

(c) Preferred Stock

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2006	Issued	Converted	June 30, 2007
9% Cumulative	2,000	-	-	2,000
Series A	12,063	-	-	12,063
Series B	9,520	-	-	9,520
Series C	37,960	-	-	37,960
Series E	-	-	-	-
Series 2002A	2,000	-	-	2,000
Total	63,543	-	-	63,543

Total preferred stock dividends in arrears as of June 30, 2007 were $287,114.

(d) Restricted Stock

As of June 30, 2007, the Company has no outstanding non-vested shares related to our equity incentive plans.

(e) Reverse Stock Split

A special meeting of shareholders of Terra Nova Financial Group, Inc. was held on July 12, 2007 in Chicago, Illinois. At the meeting shareholders approved the recommendation of the Parent's Board of Directors of a one-for-ten reverse split of the Parent's outstanding shares of common stock. This reverse stock split became effective August 1, 2007. Any fractional shares that resulted from the reverse split were rounded up to the next highest share and no shareholders were reduced to less than one share. In addition, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to reduce the total number of authorized shares of common stock of the Company, par value $0.01 per share, from 800,000,000 to 150,000,000.

All share and per share amounts have been restated for all periods presented to reflect this one-for-ten reverse stock split.

Note 6 - Debt

(a) Convertible Bonds

Total issued and outstanding convertible bonds as of June 30, 2007 comprised a carrying value of $328,197.

(b) Past Due Convertible Notes

At June 30, 2007, the Company had two convertible demand notes totaling $133,333 principal amount that were in default as a result of being past due in the payment of principal and interest. On May 11, 2007, the Company paid $190,000 to the holders of two of the notes as settlement of $166,667 of principal and $78,123 of accrued interest for a gain of $54,790. The Company intends to negotiate with the holders of the remaining two notes with the intent to repay or restructure the amount due.

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

Terra Nova provides guarantees to clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members would be required to meet shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes the possibility of being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

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

The Investment/Brokerage Services Segment includes RushTrade, Terra Nova and MW Securities. The Other Service Segment includes MW School, the Company and other less active subsidiaries and the Software Services Segment is comprised solely of RushGroup.

The assets of the Company are used to support the operations of the two primary subsidiaries, Terra Nova and RushGroup. The expenses of the Company are allocated fully in general and administrative expenses. The following summarizes the Company's segment information.

	For Three Months Ended June 30,		For Six Months Ended June 30,
Revenues	2007	2006	2007	2006
Investment/Brokerage Services	$13,114,039	$9,637,040	$24,904,604	$10,311,091
Software Services	144,512	1,650	250,017	3,370
Other Services	-	37,354	9,934	49,722
Total	$13,258,551	$9,676,044	$25,164,555	$10,364,183

Operating Expenses	2007	2006	2007	2006
Investment/Brokerage Services	$11,078,989	$9,140,102	$20,741,158	$9,737,317
Software Services	572,574	392,075	1,005,627	766,861
Other Services	707,267	1,405,504	1,181,833	1,635,251
Total	$12,358,830	$10,937,681	$22,928,618	$12,139,429

Net Income (Loss) Before Income Taxes	2007	2006	2007	2006
Investment/Brokerage Services	$2,036,141	$496,937	$4,163,446	$573,776
Software Services	(428,062)	(390,425)	(755,610)	(763,491)
Other Services	(726,045)	(1,521,249)	(1,214,413)	(1,781,628)
Total	$882,034	$(1,414,737)	$2,193,423	$(1,971,343)

Depreciation and Amortization	2007	2006	2007	2006
Investment/Brokerage Services	$81,746	$118,547	$158,278	$125,254
Software Services	75,444	63,602	143,319	125,744
Other Services	292,975	336,631	526,604	373,496
Total	$450,165	$518,780	$828,201	$624,494

Capital Expenditures	2007	2006	2007	2006
Investment/Brokerage Services	$39,205	$89,944	$715,120	$90,175
Software Services	-	-	159,320	-
Other Services	-	-	-	-
Total	$39,205	$89,944	$874,440	$90,175

			June 30,	December 31,
Total Assets			2007	2006
Investment/Brokerage Services			$229,786,153	$293,499,829
Software Services			451,021	399,587
Other Services			1,020,158	819,845
Total			$231,257,332	$294,719,261

Note 9 - Litigation

In July 2007, Terra Nova received a decision by a NASD arbitration panel in the matter of Albert Kaplan vs Terra Nova Trading, LLC in favor of the claimant in the amount of $450,000. The matter involved a business dispute between parties and was not customer related. Mr. Kaplan alleged he was entitled to commission payments after termination of his registered representative status. As of June 30, 2007, the Company has accrued the entire liability as it continues to review its options.

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Note 10 - Share-Based Compensation

The Company accounts for share-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Stock Options and Warrants

On May 23, 2007, the shareholders approved an amendment ("Plan Amendment") to the Company's 2005 Long-Term Equity Incentive Plan ("LTIP"). The LTIP provides that key employees, consultants and non-employee Directors of the Company or an affiliate ("eligible participants") may be granted: (1) incentive and non-qualified options to acquire shares of the Company's common stock, (2) performance-based awards, (3) shares of restricted common stock, (4) stock appreciation rights, and (5) "phantom" stock awards. The LTIP permits eligible participants to acquire a proprietary interest in the growth and performance of the Company. The purpose of the LTIP is to provide an incentive for employees, Directors and certain consultants and advisors of the Company to remain in the service of the Company by extending them the opportunity to acquire a proprietary interest in the Company so they have the proper incentive in place and may benefit from the Company's growth. The LTIP also aids the Company in attracting able persons to enter the service of the Company.

In addition to the LTIP, the Company has issued options to employees, Directors and consultants pursuant to the following stock-based plans, which were instituted before the LTIP:

•	The 1997 Stock Option Plan ("1997 Plan");
•	The Incentive Stock Option Plan; ("ISO Plan");
•	The 1999 Stock Bonus Plan ("1999 Plan");
•	The 2000 Stock Option Plan ("2000 Plan"); and
•	The 2002 Stock Option Plan ("2002 Plan" and, collectively with the other plans listed above, the "Old Plans").

The 1997 Plan and ISO Plan have terminated according to the terms of the plans and no additional options can be granted, although grants outstanding under those plans remain in force. There are 31,500 shares, 38,000 shares and 6,500 shares, available for issuance under the 1997 Plan, the 2000 Plan and the 2002 Plan, respectively.

For administrative convenience and in order to streamline the time and costs associated with administering the LTIP and the Old Plans, the Company, with shareholders approving the Plan Amendment, consolidated all of the options granted under the Old Plans such that they are administered under, and governed by, the LTIP. The stock option agreements pursuant to which options were granted under the Old Plans will continue to govern the individual grants of options under the Old Plans. In addition, the Plan Amendment will revise the LTIP for the provision relating to the maximum number of awards that can be outstanding under the LTIP at any one time.

The table below summarizes the Company's stock option and employee warrant plan as of June 30, 2007:

Employee Stock Option and Warrant Plan	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	1,826,588	268,888	1,557,700
2006 Warrant Incentive Plan	3,500,000	2,741,000	759,000
Total	5,326,588	3,009,888	2,316,700

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

A summary of employee stock option activity, under the Company's 2005 Long-Term Incentive Plan, as of June 30, 2007 is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	296,826	$2.13	2.67	$151,552
Granted	-	-	-	0
Exercised	(5,938)	1.59	(0)	313
Forfeited	(22,000)	2.47	-	-
Balance at June 30, 2007	268,888	$2.09	2.18	$65,664
Options exercisable at June 30, 2007	192,576	$1.93	1.28	$65,114

The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2007 was calculated as the number of in the money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at June 30, 2007. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2007 was calculated as the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of June 30, 2007 there was $85,383 of total unrecognized compensation cost related to unvested employee stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.25 years. During the three and six months ended June 30, 2007, we recognized compensation expense of $20,833 and $38,826, respectively, related to options vesting under our 2005 Long-Term Incentive Plan. Cash received for the exercise of stock options during the six months ended June 30, 2007 was $9,750.

During the six months ended June 30, 2007 and 2006 no stock options were granted.

A summary of employee warrant activity under the 2006 Warrant Incentive Plan for the six months ended June 30, 2007 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	2,999,000	$2.60	4.55	$-
Granted	0	-	-	-
Exercised	(0)	-	-	-
Forfeited	(258,000)	2.73	-	-
Balance at June 30, 2007	2,741,000	$2.55	4.06	$-
Warrants exercisable at June 30, 2007	400,000	$2.80	3.89	$-

As of June 30, 2007, there was $1,093,145 of total unrecognized compensation cost, after estimated forfeitures, related to unvested employee warrants. This compensation cost is expected to be recognized over a weighted-average period of approximately 3.5 years. During the three and six months ended June 30, 2007, we recognized compensation expense related to warrants, after estimated forfeitures, of $104,831 and $330,504, respectively.

Note 11 - Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	As of June 30, 2007		As of December 31, 2006
	Receivables	Payables	Receivables	Payables
Stock borrowed/loaned	$18,997,575	$-	$48,026,075	$-
Fails to deliver/receive	1,130,779	-	2,899,866	-
Clearing organizations	6,938,797	-	4,139,840	400
Commissions receivable/payable	384,990	1,572,799	331,490	910,861
Total	$27,452,141	$1,572,799	$55,397,271	$911,261

Note 12 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova and RushTrade are subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as a NASD broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the NASD broker-dealer status and $45,000 relative to its future commission merchant status. The net capital requirements as of June 30, 2007 are as follows:

		Capital Requirement		Excess Net Capital
	Net Capital	NASD	CFTC	NASD	CFTC
Terra Nova Financial, LLC	$15,056,615	$1,500,000	$500,000	$13,556,615	$14,556,615
Market Wise Securities, LLC	$16,976	$5,000	-	$11,976	-
RushTrade Securities, Inc.	$83,854	$5,000	$45,000	$78,854	$38,854
	$15,157,445	$1,510,000	$545,000	$13,647,445	$14,595,469

Note 13 - Income Taxes

Income tax provision for the six months ended June 30, 2007 was $956,146. The effective income tax rate for the three and six months ended June 30, 2007 is higher than the expected income tax rate as a result of an increase in the Company's valuation allowance on its net deferred tax asset. This increase primarily relates to deferred tax assets created by share-based compensation whose realization is uncertain. Prior to the merger in 2006, the Parent, accumulated substantial income tax loss carry forwards. There are limitations to the amount, if any, of the tax loss carry forwards that could offset income taxes to be paid on net income based on current I.R.S. income tax regulations.

Note 14 - Use of Accounting Estimates

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

Terra Nova continues to receive impressive acknowledgment with the financial services community. In 2007, Terra Nova has been chosen as the Emerging Broker of the Year, an award that is part of the Emerging Manager Summit Award (EMSA) and presented by the Opal Financial Group and Focus Point Media. This is acknowledgement by the trading community that Terra Nova is a leading provider of innovative technology and financial solutions for the institutional brokerage industry. In addition, a leading consumer rating service ranked Terra Nova high among financial services companies.

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

The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality is capitalized. Expenses associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate expenses occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. The capitalized expenses are amortized on a straight-line basis over the estimated useful life of the asset. Impairment is measured and recognized in accordance with FASB Statement No. 144.

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

Results of Continuing Operations

The following table below represents total revenue and total expense from the Consolidated Statements of Operations for three and six months ended June 30, 2007 and 2006, respectively.

	(unaudited)
Results of Operations	For Three Months Ended June 30,				For Six Months Ended June 30,
(in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Total revenues	$13,259	$9,676	$3,583	37.0%	$25,165	$10,364	$14,800	142.8%

Total operating expenses	12,359	10,938	1,421	13.0%	22,929	12,139	10,789	88.9%

Interest expense	18	153	(135)	-88.4%	43	196	(154)	-78.3%

Income tax provision	516	-	516	100.0%	956	-	956	100.0%

Net income (loss)	$366	$(1,415)	$1,781	125.9%	$1,237	$(1,971)	$3,209	162.8%

Three months Ended June 30, 2007 and 2006

Revenues

           Second quarter highlights include:

•	Recognized as the Emerging Broker of the Year as part of the Emerging manager Summit Award, presented by Opal Financial Group and Focus Point Media
•	March 31st marked the completion of a co-location facility in Chicago which better services the needs of the overall enterprise infrastructure and reduced the reliance on third party providers
•	Second quarter revenues ended June 30, 2007 up $1.35 million, up 11% over first quarter in 2007
•	Renewed commitment to the Rush Group Technology trading software with the addition of Cristian Doloc, Terra Nova's new Chief Technology Officer, including plans for enhanced trading system functionality and features and well as improved infrastructure to accommodate increased transactional flow
•	Obtained shareholder approval on the board of director's recommendation of a one-for-ten reverse stock split
•	Rush Group's users continue to increase by 5% in Q2 and up 25% YTD as of the end of Q2 2007

Total revenues for the second quarter of 2007 increased $3.6 million or 37%, to $13.3 million, from $9.7 million for the three months ended June 30, 2006. The increase in revenues is primarily a result of the business combination in 2006 between the Parent and Terra Nova. We have also experienced growth in new accounts, trade volume, software user fees and other related revenues which reflect the increased acceptance of our products.

Commissions and fees revenue are primarily from online brokerage revenues, increased 19.7% to $9.1 million for the three months ended June 30, 2007, from $7.6 million for the prior year's period, primarily a result of the Terra Nova acquisition. Terra Nova is dependent on the overall activity in the United States equity and options markets and continues to devote resources toward marketing its online direct access trading platforms and increasing the overall customer base, which management expects will continue to drive increases in trade volumes and revenues.

Interest income from overnight cash balances increased 95% from $2 million, during the second quarter of 2006 to $3.9 million during the second quarter of 2007. The large increase reflects customer cash balances and interest rate increases at Terra Nova, which is a self-clearing broker-dealer.

Other income increased from $48,072 for the three months ended June 30, 2006 to $108,567 for the same period in 2007. Other income consists of data revenue and other miscellaneous operating fees charged to clients. Software fees for the three months ended June 30, 2007 and 2006 increased from $29,273 to $144,667, respectively, resulting from an increase in RushGroup users.

Expenses

Total expenses, including interest expense on brokerage accounts, increased $1.4 million or 13%, from $10.9 million for three months ended June 30, 2006 to $12.4 million for the three months ended June 30, 2007. The total expenses increased primarily due to the May 2006 acquisition of Terra Nova, MW School, and MW Securities by the Company, however, we continue to see cost reductions resulting from the creation of the co-location data center in Chicago and continued development of our own proprietary infrastructure.

Commissions, execution and exchange fees decreased from $3.8 million for three months ended June 30, 2006 to $3.7 million for the three months ended June 30, 2007, a decrease of $189,457 or 4.9% which is a result of a renegotiation of clearing and commission sharing expenses. In addition, employee compensation decreased from $2.9 million to $2.8 million reflecting targeted expense reductions offset by an increase in share-based compensation. Quotations and market data increased from $1.2 million to $1.4 million due to an increase in third party data access and trading platform users and related fees. Interest expense increased from $915,645 to $1.7 million due to increased interest rates and related balances. Advertising increased by $69,882 to $249,033 due to an increase in targeted marketing. Professional fees expenses increased from $278,248 to $564,558 resulting from an increase in expenses incurred relating to both the parent and broker-dealer including such issues as additional shareholders meeting and reverse stock split as well as fees incurred in relation to the settlement of certain liabilities. Communications and information technology expenses increased by $38,929 from the same period last year due to creation of our co-location facility. Depreciation and amortization decreased 13.2% to $450,165 due to completion of fully amortized assets. General and administrative expenses increased to $1.3 million for three months ended June 30, in 2007 compared to $902,241 for the same period in 2006. This increase resulted from a one-time arbitration award, (See Note 9 - Litigation). Other general and administrative expense are changes due to the acquisition of Terra Nova and targeted expense reductions and the settlement of liabilities.

Income tax provision for the three months ended June 30, 2007 was $516,076. There was no income tax provision or expense in the quarter ended June 30, 2006 due to the fact that the Company incurred a net loss.

Six Months Ended June 30, 2007 and 2006

Since the May 2006 acquisition, the Company continues to execute the integration of the newly acquired entities. The integration plan includes the reduction of expenses, thru synergies gained, reduction of operational duplications and use of technologies. We have reduced overhead and personnel costs while continuing to identify additional synergies throughout the Company as well as to identify enhancements to our product offerings, thereby positioning the Company to attract additional revenues and market share.

In addition, we have experienced significant growth, not only demonstrated through the acquisition, but also through organic increases in revenues relating to investment and software operations. We anticipate that with the recent combination of the entities resulting from the acquisition, together with the proper execution of our business and integration plans, the Company will be positioned to further increase revenues. We are allocating resources to improve our technology, a key component for our growth. This will include additional functionally and capacity.

Revenues

Total revenues increased $14.8 million or 142.8% from $10.4 million for the six months ended June 30, 2006 to $25.2 million for the six months ended June 30, 2007. The increase in revenues is primarily a result of higher equity and options commissions resulting from higher growth in combining the companies along with increased interest revenue due to larger customer cash balances.

Commissions and fees revenue primarily from online brokerage revenues increased 109.9% from $8.2 million for the six months ended June 30, 2006 to $17.2 million for the six months ended June 30, 2007. This is also a result of the Terra Nova acquisition.

Interest income increased from $2 million for the six months ended June 30, 2006 to $7.4 million for the six months ended June 30, 2007, reflecting increased customer cash balances held by Terra Nova as a self-clearing broker-dealer and corresponding interest rates.

Other income increased from $63,170 for the six months ended June 30, 2006 compared to $242,849 for the six months ended June 30, 2007, a 284.4% increase. Software fees increased 297.5% to $247,785 for the six months ended June 30, 2007 compared to the same period in 2006. Other income consists of data revenue and other miscellaneous operating fees charged to clients.

Expenses

Total expenses, including interest expense on brokerage accounts, increased $10.8 million or 88.9%, from $12.1 million for the six months ended June 30, 2006 to $22.9 million in 2007. The total expenses increased primarily due to higher interest expenses paid on customer credit balances, commissions payable to brokers, and employee compensation resulting from the Terra Nova acquisition.

Commissions, execution and exchange fees increased from $4.2 million for the six months ended June 30, 2006 to $6.4 million in 2007, an increase of $2.2 million or 53.1% due to the Terra Nova acquisition and the revenues associated with the broker-dealer and corresponding commission sharing expenses. In addition, employee compensation increased from $3.3 million to $5.3 million due to combining companies, additional hiring, and share-based compensation. Quotations and market data increased from $1.3 million to $2.9 million due to increased third party market access fees and increased user base; interest expense increased $2.8 million to $3.7 million resulting from the combination with Terra Nova and its self-clearing related activities; advertising increased $304,726 to $490,651 due to targeted marketing; professional fees increased from $375,275 to $982,177 resulting from an increase in legal expenses incurred relating to both the parent and broker-dealer which includes such issues as additional shareholders meeting and reverse stock split as well as fees incurred in relation to the settlement of certain liabilities; communications and information technology increased $164,766 between the six months ended June 30, 2007 and 2006 due to the creation of the Terra Nova co-location facility; depreciation and amortization increased 32.6% to $828,201 due to capitalization of assets acquired and created; and general and administrative expenses increased to $2 million for the six months ended June 30, in 2007 compared to $1 million in 2006. These increases are primarily the result of the acquisition of Terra Nova and its integration with the Parent's operations as well as a one-time arbitration award, (See Note 9 - Litigation).

Income tax provision for the six months ended June 30, 2007 was $956,146. There was no income tax provision or expense in the six months ended June 30, 2006 due to the fact that the Company incurred a net loss.

Liquidity and Capital Resources

The Parent, as a holding company, maintains access to the earnings of our operating subsidiaries. The broker-dealer subsidiaries are subject to capital and other requirements of the SEC, NASD and CFTC. In addition to capital requirements, as a self-clearing broker-dealer, Terra Nova is subject to DTCC, OCC and other cash deposit requirements which may be large in relation to Terra Nova's total liquid assets and which may fluctuate significantly from time to time based on the nature and size of customer trading activity.

Cash flow from operations was net cash provided by of $15.5 million for the six months ended June 30, 2007. We generated net income for six months ended June 30, 2007 of $1.2 million. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $828,201, stock-based compensation of $371,830 and amortization of debt discount of $7,050. There was an increase in other assets of $725,828, a decrease in accounts payable of $358,294, a gain on settlement of liabilities of $54,790, and an increase in income tax liability of $956,146.

As of June 30, 2007, cash segregated in compliance with federal regulations in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations was $137 million. As reflected on the Consolidated Statements of Cash Flows, there was a decrease in receivable from customers of $13.9 million, a decrease in segregated cash of $19.5 million, a decrease in receivables to brokers, dealers, and clearing organizations of $27.9 million, a decrease in payables to customers of $49.5 million, and an increase in payables to brokers and clearing organizations of $661,537. Receivables from customer were $43 million and receivables from brokers, dealers and clearing organizations were $27 million Receivables from customers are primarily customer margin loans secured by marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to customer trading and margin borrowing activities are met through cash balances in brokerage accounts, which were $189 million at June 30, 2007.

Net cash flows provided by in operating activities was $15.5 million.

Cash flow used in investing activities for six months ended June 30, 2007 was $874,440, due to the purchase of property and equipment of $593,966 and $280,474 resulting from capitalization of software development costs.

Net cash flow used in financing activities during the six months ending June 30, 2007 was $17.5 million, which includes $9,750 resulting from exercise on stock options, a net decrease in payment of a convertible note payable to a related party of $166,667 and a net decrease in our line of credit of $17.3 million.

Our secured credit lines, used to facilitate self-clearing of customer transactions, is $25 million with BMO Capital Markets. We continue to pursue additional lines to facilitate future growth.

Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. For the six month ended June 30, 2007 we did not require additional capital, but to the extent advantageous opportunities are presented, the Company may need to raise additional capital through debt or equity.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. As a result, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we have made, and are continuing to make, changes in our internal control over financial reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our internal control over financial reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In July 2007, Terra Nova received a decision by a NASD arbitration panel in the matter of Albert Kaplan vs Terra Nova Trading, LLC in favor of the claimant in the amount of $450,000. The matter involved a business dispute between parties and was not customer related. Mr. Kaplan alleged he was entitled to commission payments after termination of his registered representative status. The Company has accrued the liability as it continues to review its options.

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2007, the Company issued a total of 1,164 shares of common stock for director compensation of $2,500. In addition, 5,938 shares were issued resulting from exercising stock options. These stock options were exercised by former employees. These stock options were exercised under the Company's 2005 Long-Term Equity Incentive Plan with an average exercise price of $1.60 per share. All shares were issued pursuant to Section 4(2) of the Securities Act of 1933 providing exemption from the registration requirements of such Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Terra Nova Financial Group, Inc. 2007 Annual Meeting of Shareholders ("annual meeting") was held on Wednesday, May 23, 2007 in Chicago, Illinois.

Amendment to the Amended and Restated Articles of Incorporation and Bylaws to eliminate the classified structure of the Board of Directors.

At the annual meeting, the holders of common stock approved an amendment to the Amended and Restated Articles of Incorporation and Bylaws to change the term held by the Board of Directors from a staggered three year term to a one year term so that each director will serve until the next annual meeting of shareholders or until his/her successor has been elected and qualified. The following is the total and percentage of votes cast to eliminate the classified structure of the Board of Directors.

For	Against	Abstain/ Broker Non-Votes	Total
202,367,262	1,116,271	110,350	203,593,883
99.40%	0.55%	0.05%	100%

Election of Directors

At the annual meeting, the holders of common stock elected the following persons to the Board of Directors.

	For Election		Withhold
	Number	Percentage	Number	Percentage
Gayle C. Tinsley	203,360,255	99.89%	233,628	0.11%
Stephen B. Watson	203,360,255	99.89%	233,628	0.11%
Bernay Box	203,371,355	99.89%	222,528	0.11%
Charles B. Brewer	203,360,255	99.89%	233,628	0.11%
Murrey Wanstrath	203,371,455	99.89%	222,428	0.11%
Russell N. Crawford	203,360,155	99.89%	233,728	0.11%

Ratification of Appointment of Auditor

The holders of common stock approved the ratification of the Board of Directors' appointment of KBA Group LLP as the Company's independent auditors for the year ending December 31, 2007. The following is the total and percentage of votes cast to ratify the appointment of KBA Group LLP as the Company's independent auditors.

For	Against	Abstain/ Broker Non-Votes	Total
203,271,166	220,517	102,200	203,593,883
99.84%	0.11%	0.05%	100%

Amendment to the 2005 Long-Term Incentive Plan

The holders of common stock approved an amendment to the Company's 2005 Long-Term Incentive Plan in order to consolidate all of the options granted under the Company's existing stock incentive plans, other than the 2006 Warrant Incentive Plan. The following is the total and percentage of votes cast to amend the 2005 Long-Term Incentive Plan.

For	Against	Abstain/ Broker Non-Votes	Total
177,189,077	1,380,977	6,462,018	185,032,072
95.76%	0.75%	3.49%	100%

Amendment to the Amended and Restated Articles of Incorporation and Bylaws to provide that Directors may be removed from office by shareholders at any time, with or without cause.

The holders of common stock approved an amendment to the Amended and Restated Articles of Incorporation and the Company's Bylaws to provide that Directors may be removed by a majority of voting shareholders with or without cause. The following is the total and percentage of votes cast to amend the Amended and Restated Articles of Incorporation and Bylaws to provide Directors may be removed with or without cause.

For	Against	Abstain/ Broker Non-Votes	Total
183,779,491	1,152,381	100,200	185,032,072
99.32%	0.62%	0.06%	100%

Item 5. Other Information

None.

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

August 14, 2007	/s/ Michael G. Nolan
Date	Michael G. Nolan
Chief Executive Officer

August 14, 2007	/s/ M. Patricia Kane
Date	M. Patricia Kane
Chief Financial Officer