Form 10QSB
period 2007-09-30
Terra Nova Financial Group Inc
filed 2007-11-14
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-QSB
______________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 27,103,851 shares of common stock, $0.01 par value (as of November 1, 2007).

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
PART I UNAUDITED FINANCIAL INFORMATION	Page No.

PART I FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
Cash and cash equivalents	$10,020,495	$5,733,813
Cash segregated in compliance with federal regulations	153,920,040	156,751,025
Receivables from brokers, dealers and clearing organizations	23,207,584	55,397,271
Receivables from customers and non-customers	42,539,911	56,969,549
Property and equipment, net	920,311	614,746
Capitalized software development costs, net	1,765,484	1,754,114
Intangible assets, net	5,690,440	6,221,871
Goodwill	9,583,480	9,583,480
Other assets	2,023,976	1,693,392
Total assets	$249,671,721	$294,719,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$850,000	$18,625,000
Payables to brokers, dealers and clearing organizations	1,215,234	911,261
Payables to customers and non-customers	206,427,360	238,622,993
Accounts payable and accrued expenses (including $59,484 and $49,611 of accrued interest due to related parties at September 30, 2007 and December 31, 2006, respectively)	5,750,836	5,074,011
Accrued preferred stock dividends	385,351	258,520
Income tax liability	1,311,986	-
Convertible notes payable	-	300,000
Convertible bonds payable (net of unamortized debt discount of $901 and $8,853 at September 30, 2007 and December 31, 2006, respectively)	329,099	321,147
Total liabilities	216,269,866	264,112,932

Commitments and contingencies

Shareholders' equity
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,063 shares issued and outstanding at September 30, 2007 and December 31, 2006; liquidation value of $210,242 at September 30, 2007	140,630	140,630
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 49,480 shares issued and outstanding at September 30, 2007 and December 31, 2006; liquidation value of $953,340 at September 30, 2007	494,800	494,800
Common stock - $0.01 par value, 150,000,000 and 800,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 27,203,851 and 27,184,294 shares issued and outstanding at Septermber 30, 2007 and December 31, 2006, respectively	272,039	271,843
Additional paid-in capital	52,484,268	52,062,685
Accumulated deficit	(19,989,882)	(22,363,629)
Total shareholders' equity	33,401,855	30,606,329
Total liabilities and shareholders' equity	$249,671,721	$294,719,261

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Commissions and fees	$8,911,938	$9,260,109	$26,147,575	$17,469,673
Interest income	3,589,902	3,145,909	11,028,185	5,175,018
Software fees	188,387	12,844	436,173	75,184
Other income	179,586	82,248	422,435	145,418

Total revenues	12,869,813	12,501,110	38,034,368	22,865,293

OPERATING EXPENSES
Commissions, execution and exchange fees	4,122,876	4,537,342	10,508,900	8,707,736
Employee compensation	2,932,536	3,347,391	8,185,310	6,681,121
Quotations and market data	1,302,709	1,623,964	4,170,600	2,896,762
Interest expense on brokerage accounts	1,409,944	1,725,161	5,082,670	2,640,807
Advertising and promotional	95,341	225,820	585,991	411,744
Professional fees	547,415	567,758	1,529,592	943,032
Communications and information technology	160,631	211,679	586,568	472,853
Depreciation and amortization	320,202	214,804	1,148,402	839,298
Other general and administrative expenses	400,119	948,960	2,422,360	1,948,956

Total operating expenses	11,291,773	13,402,879	34,220,393	25,542,309

Operating income (loss)	1,578,040	(901,769)	3,813,975	(2,677,016)

Interest expense	12,921	26,018	55,435	222,114

Income (loss) before income taxes	1,565,119	(927,787)	3,758,540	(2,899,130)

Income tax provision	428,647	-	1,384,794	-

Net income (loss)	$1,136,472	$(927,787)	$2,373,746	$(2,899,130)

Beneficial conversion feature on preferred stock	-	-	-	(23,699,816)

Dividends on preferred stock	(98,237)	(8,471)	(126,832)	(43,854)

Net income (loss) attributable to common shareholders	$1,038,235	$(936,258)	$2,246,914	$(26,642,800)

Net income (loss) per common share:
Basic	$0.04	$(0.25)	$0.08	$(7.06)

Diluted	$0.04	$(0.25)	$0.08	$(7.06)

Weighted average number of common shares:
Basic	27,200,113	3,789,657	27,191,127	3,774,940

Diluted	27,655,917	3,789,657	27,916,322	3,774,940

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended Sepember 30,
	2007	2006
OPERATING ACTIVITIES	(Unaudited)
Net income (loss)	$2,373,746	$(2,899,130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	534,362	679,801
Depreciation and amortization	1,148,402	839,299
Amortization of debt discount	7,952	147,063
(Gain) on settlement of liabilities	(88,702)	-
Change in assets and liabilities
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	2,830,985	(45,041,720)
Receivables from brokers, dealers and clearing organizations	32,189,687	(7,760,189)
Receivables from customers and non-customers	14,429,638	19,523,286
Other assets	(330,584)	955,082
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	303,973	(90,346)
Payables to customers and non-customers	(32,195,633)	38,312,738)
Other	-	250,682
Accounts payable and accrued expenses	765,527	(889,779)
Income tax liability	1,311,986	(693,776)

Net cash provided by operating activities	23,281,339	3,333,011

INVESTING ACTIVITIES
Net cash paid in acquisition	-	(14,964,813)
Purchase of property and equipment	(621,353)	(115,491)
Capitalization of software development costs	(312,554)	-

Net cash used in investing activities	(933,907)	(15,080,304)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of fees	-	32,494,407
Proceeds from exercise of stock options and warrants	14,250	30,000
Proceeds from convertible notes payable to related party	-	300,000
Payment of convertible notes payable to related parties	(300,000)	(300,000)
Net payments on line of credit	(17,775,000)	(6,824,425)
Proceeds from issuance of notes payable to related party	-	100,000
Payment of notes payable to related party	-	(100,000)

Net cash (used in) provided by financing activities	(18,060,750)	25,699,982

Net increase in cash and cash equivalents	4,286,682	13,952,689
Cash and cash equivalents at beginning of period	5,733,813	23,399
Cash and cash equivalents at end of period	$10,020,495	$13,976,088

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,082,670	$2,640,806

Cash paid for income taxes	$72,807	$-

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Nine Months Ended Sepember 30,
	2007	2006
Supplemental Disclosure of Non-Cash Information:
Preferred stock dividends accrued	$126,832	$43,854
Fair value of warrants issued in connection with debt financing recorded as a debt discount	-	141,714
Common stock issued as payment for accrued interest and dividends	-	14,628
Conversion of bonds to common stock	-	15,000
Liabilities accrued for intangible assets to be paid in common stock	-	22,500
Common stock issued for conversion of preferred stock	-	25,000

See accompanying notes to unaudited consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries Notes To Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc., (the "Parent"), is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC, a full service broker-dealer and RushGroup Technologies, Inc., a software development company, both as described below. Effective August 1, 2007 Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

Terra Nova Financial, LLC ("Terra Nova"), is a self-clearing broker-dealer and a wholly-owned subsidiary of the Parent. Formerly known as Terra Nova Trading, LLC, Terra Nova was acquired on May 17, 2006. Terra Nova Trading, LLC changed its name to Terra Nova Financial, LLC in February 2007. Terra Nova is registered with the following exchanges and regulatory organizations:

•	Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority ("FINRA") as a broker-dealer
•	Securities Investor Protection Corporation
•	National Futures Association ("NFA") as a futures commission merchant
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation
•	NASDAQ Stock Market
•	Chicago Stock Exchange
•	Boston Options Exchange
•	Boston Stock Exchange
•	International Securities Exchange
•	National Stock Exchange
•	NYSE Arca Options
•	NYSE Arca Equities
•	American Stock Exchange

Terra Nova offers self-clearing broker-dealer services for a broad array of trading vehicles including equities, options, futures and commodity options, ETFs, fixed income, mutual funds, and foreign exchange. Terra Nova serves a diverse client base of institutions, active traders and investors as well as provides clearing and backoffice services to correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers located in the United States and in certain foreign countries. Terra Nova offers investment banking services specializing in raising capital or providing financial advisory services for small and midcap companies. Primary sources of revenues for Terra Nova include commissions, account fees, and interest.

RushGroup Technologies, Inc. ("RushGroup") is a wholly-owned subsidiary of the Parent engaged in software development. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market. RushGroup serves as the Parent's financial technology development subsidiary, which develops and operates proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies and its exclusive Direct Access Routing Technology (DART™), an intelligent order routing system, RushGroup offers real-time market data platforms and direct access trading systems to FINRA member broker-dealers, institutional portfolio managers and traders. Primary sources of revenues for RushGroup include software licensing and routing fees.

The Parent also maintains less active or inactive wholly-owned subsidiaries including:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), FINRA broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), FINRA broker-dealer
•	LostView Development Corporation
•	Rushmore Securities Corporation

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of September 30, 2007 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period. The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares had been issued applying the treasury stock method.

For the three and nine months ended September 30, 2007 and 2006, the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding - Basic	27,200,113	3,789,657	27,191,127	3,774,940
Dilutive warrants	235,804	-	505,195	-
Dilutive convertible bonds	220,000	-	220,000	-
Weighted average shares outstanding - Diluted	27,655,917	3,789,657	27,916,322	3,774,940

Common stock equivalents totaling 17,599,106 and 17,329,715 for the three and nine months ended September 30, 2007, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive. All common stock equivalents are excluded from diluted EPS for the three and nine months ended September 30, 2006 as their effect would have been anti-dilutive.

Note 3 - New Accounting Pronouncement

On January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments in the financial statements as a result of the adoption of FIN 48.

Note 4 - Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period classifications.

Note 5 - Capitalization

(a) Common Stock

In 2007, the Company issued 1,962 shares of common stock, $.01 par value, for director compensation with a fair value on the date of issuance of $4,006. In addition, 8,938 shares were issued resulting from the exercise of stock options for total proceeds of $14,250 and 30,000 shares were issued as a result of the non-cash exercise of stock options for 21,428 shares of stock valued at $2.10 per share, for a value of $45,000.

A special meeting of shareholders of Terra Nova Financial Group, Inc. was held on July 12, 2007 in Chicago, Illinois. At the meeting shareholders approved the recommendation of the Parent's Board of Directors of a one-for-ten reverse split of the Parent's outstanding shares of common stock. On August 1, 2007 the Company announced notification from NASDAQ of approval a one-for-ten reverse stock split and a symbol change from TNVF to TNFG. The reverse stock split went effective at the open of the stock market on August 1, 2007. Any fractional shares that resulted from the reverse split were rounded up to the next highest share and no shareholders were reduced to less than one share. Under the terms of the reverse stock split, each ten shares of issued and outstanding common stock automatically combined into and become one share of common stock. In addition, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to reduce the total number of authorized shares of common stock of the Company, par value $0.01 per share, from 800,000,000 to 150,000,000.

All share and per share amounts have been restated for all periods presented to reflect this one-for-ten reverse stock split.

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase Terra Nova Financial Group, Inc.'s outstanding common stock. Stock repurchases will be made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company shall conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced immediately and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion.

(b) Non-Employee Warrants

Non-employee warrants outstanding as of September 30, 2007 totaled 14,384,200 with a weighted average exercise price of $2.18.

(c) Preferred Stock

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2006	Issued	Converted	September 30, 2007
9% Cumulative	2,000	-	-	2,000
Series A	12,063	-	-	12,063
Series B	9,520	-	-	9,520
Series C	37,960	-	-	37,960
Series 2002A	2,000	-	-	2,000
Total	63,543	-	-	63,543

The Company's six classes of preferred stock agreements meet the conditions of EITF 00-19 and SFAS 133 to be classified as permanent equity.

Total preferred stock dividends in arrears as of September 30, 2007 were $385,351. The Board of Directors have declared all accumulated dividends payable on all shares outstanding under all series of preferred stock of the Company, to holders of record on September 28, 2007. The Company made dividend payments to all holders of record fifteen business days after they were declared.

(d) Restricted Stock

As of September 30, 2007, the Company has no outstanding non-vested shares related to our equity incentive plans.

Note 6 - Debt

(a) Convertible Bonds

Total issued and outstanding convertible bonds as of September 30, 2007 had a carrying value of $329,099.

(b) Past Due Convertible Notes

As of September 30, 2007 the Company has settled all convertible demand notes totaling $300,000 principal amount that were in default as a result of being past due in the payment of principal and interest. On May 11, 2007, the Company paid $190,000 to the holders of two of the notes as settlement of $166,667 of principal and $78,123 of accrued interest for a gain of $54,790. On September 21, 2007 the Company paid $153,333 to the holder of the two remaining outstanding notes as settlement of $133,333 of principal and $28,865 of accrued interest for a gain of $8,865.

Note 7 - Risks and Uncertainties

In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to off-balance-sheet credit risk in the event our broker-dealer clients are unable to fulfill their contractual obligations.

Many of our client accounts are margin accounts. In margin transactions, we may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts with us. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, and individual exchange regulations and Terra Nova's internal policies. In all cases, such transactions may expose the Company to significant off-balance-sheet credit risk in the event client collateral is not sufficient to fully cover losses that clients may incur. In the event clients fail to satisfy their obligations Terra Nova may be required to purchase or sell financial instruments at prevailing market prices to attempt to fulfill the clients' obligations.

Terra Nova seeks to control the risks associated with its clients' activities by requiring clients to maintain collateral in their margin accounts in compliance with various regulatory requirements and internal requirements. Terra Nova monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires the clients to deposit additional collateral or to reduce positions when necessary.

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

Note 8 - Segment Information

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Investment/Brokerage Services Segment, which includes Terra Nova, RushTrade, and MW Securities. The Software Services Segment is comprised of software licensing of the RushGroup trading software and related arrangements. The Other Services Segment includes MW School, the Parent and other less active subsidiaries.

The assets of the Company are used primarily to support the operations of the two primary subsidiaries, Terra Nova and RushGroup. The following summarizes the Company's segment information.

	For Three Months Ended September 30,		For Nine Months Ended September 30,
Revenues	2007	2006	2007	2006
Investment/Brokerage Services	$12,675,608	$12,525,961	$37,580,213	$22,837,052
Software Services	188,387	2,210	438,404	5,580
Other Services	5,818	(27,061)	15,751	22,661
Total	$12,869,813	$12,501,110	$38,034,368	$22,865,293

Operating Expenses	2007	2006	2007	2006
Investment/Brokerage Services	$10,245,622	$11,640,793	$31,590,628	$21,378,110
Software Services	495,019	460,313	1,500,646	1,227,174
Other Services	551,132	1,301,773	1,129,119	2,937,025
Total	$11,291,773	$13,402,879	$34,220,393	$25,542,309

Net Income (Loss) Before Income Taxes	2007	2006	2007	2006
Investment/Brokerage Services	$2,429,986	$885,168	$5,989,585	$1,458,942
Software Services	(306,632)	(458,103)	(1,062,242)	(1,221,594)
Other Services	(558,235)	(1,354,852)	(1,168,803)	(3,136,478)
Total	$1,565,119	$(927,787)	$3,758,540	$(2,899,130)

Depreciation and Amortization	2007	2006	2007	2006
Investment/Brokerage Services	$84,688	$122,095	$846,812	$247,349
Software Services	75,235	67,067	218,554	192,811
Other Services	160,279	25,642	83,036	399,138
Total	$320,202	$214,804	$1,148,402	$839,298

Capital Expenditures	2007	2006	2007	2006
Investment/Brokerage Services	$27,387	$25,316	$621,353	$115,491
Software Services	32,080	-	312,554	-
Other Services	-	-	-	-
Total	$59,467	$25,316	$933,907	$115,491

			September 30,	December 31,
Total Assets			2007	2006
Investment/Brokerage Services			$248,282,272	$293,499,829
Software Services			399,092	399,587
Other Services			990,357	819,845
Total			$249,671,721	$294,719,261

Note 9 - Litigation

In July 2007, Terra Nova received a decision by a FINRA arbitration panel in the matter of Albert Kaplan versus Terra Nova Trading, LLC in favor of the claimant in the amount of $450,000. The matter involved a business dispute between parties and was not customer related. Mr. Kaplan alleged he was entitled to commission payments after termination of his registered representative status. As of September 30, 2007, the Company has accrued the entire liability as it continues to review its options.

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Note 10 - Share-Based Compensation

The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Stock Options and Warrants

On May 23, 2007, the shareholders approved an amendment ("Plan Amendment") to the Company's 2005 Long-Term Equity Incentive Plan ("LTIP"). The LTIP provides that key employees, consultants and non-employee Directors of the Company or an affiliate ("eligible participants") may be granted: (1) incentive and non-qualified options to acquire shares of the Company's common stock, (2) performance-based awards, (3) shares of restricted common stock, (4) stock appreciation rights, and (5) "phantom" stock awards. The LTIP permits eligible participants to acquire a proprietary interest in the growth and performance of the Company. The purpose of the LTIP is to provide an incentive for employees, Directors and certain consultants and advisors of the Company to remain in the service of the Company by extending them the opportunity to acquire a proprietary interest in the Company so they have the proper incentive in place and benefit from the Company's growth. The LTIP also aids the Company in attracting able persons to enter the service of the Company.

In addition to the LTIP, the Company has issued options to employees, Directors and consultants pursuant to the following stock-based plans, which were instituted before the LTIP:

•	The 1997 Stock Option Plan ("1997 Plan");
•	The Incentive Stock Option Plan ("ISO Plan");
•	The 1999 Stock Bonus Plan ("1999 Plan");
•	The 2000 Stock Option Plan ("2000 Plan"); and
•	The 2002 Stock Option Plan ("2002 Plan" and, collectively with the other plans listed above, the "Old Plans").

The 1997 Plan and ISO Plan have terminated according to the terms of the plans and no additional options can be granted, although grants outstanding under those plans remain in force. There are 7,500; 8,500; and 30,000 option grants outstanding under the 1997 Plan, the 2000 Plan and the 2002 Plan, respectively.

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

The table below summarizes the Company's employee stock option and warrant plans as of September 30, 2007:

Employee Stock Option and Warrant Plan	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	1,791,376	664,300	1,127,076
2006 Warrant Incentive Plan	3,500,000	2,734,500	765,500
Total	5,291,376	3,398,800	1,892,576

A summary of employee stock option activity, under the Company's 2005 Long-Term Incentive Plan, as of September 30, 2007 is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	296,826	$2.13	2.2	$-
Granted	486,300	1.65	4.9	-
Exercised	(38,937)	1.52	-	59,249
Forfeited	(79,889)	2.10	-	-
Balance at September 30, 2007	664,300	$1.82	4.4	$-
Options exercisable at September 30, 2007	115,500	$2.17	2.2	$-

On September 7, 2007 the Company granted 486,300 employee stock options with an exercise price of $1.65 which was also the closing market price of the Parent's common stock. As provided by SFAS 123R the fair value of the stock option grant is $370,454 estimated on the date of grant using the Black-Scholes option pricing model. The fair value of these awards was estimated based on the following assumptions: expected volatility 46% based on management's estimate of future volatility of the Company's common stock; expected life of five years based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior; risk free rate of 4.38% based on the U.S. Treasury yield curve in effect at the time of grant, and a dividend yield of 0%. These stock options were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date.

The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2007 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at September 30, 2007. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2007 was calculated as the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of September 30, 2007 there was $439,379 of total unrecognized compensation cost related to unvested employee stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years. During the three and nine months ended September 30, 2007, we recognized compensation expense of $13,884 and $52,710, respectively, related to options vesting under the LTIP. Cash received for the exercise of stock options during the nine months ended September 30, 2007 was $14,250.

A summary of employee warrant activity under the 2006 Warrant Incentive Plan for the nine months ended September 30, 2007 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	2,999,000	$2.56	4.4	$-
Granted	0	-	-	-
Exercised	0	-	-	-
Forfeited	(264,500)	2.59	2.0	-
Balance at September 30, 2007	2,734,500	$2.33	3.8	$-
Warrants exercisable at September 30, 2007	983,625	$2.63	3.8	$-

As of September 30, 2007, there was $1,471,535 of total unrecognized compensation cost, after estimated forfeitures, related to unvested employee warrants. This compensation cost is expected to be recognized over a weighted-average period of approximately two years. During the three and nine months ended September 30, 2007, we recognized compensation expense related to warrants, after estimated forfeitures, of $147,142 and $477,646, respectively.

Note 11 - Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	As of September 30, 2007		As of December 31, 2006
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$19,639,950	$-	$48,026,075	$-
Clearing deposits & receivables/payables	3,567,634	1,215,234	7,371,196	911,261

Total	$23,207,584	$1,215,234	$55,397,271	$911,261

The securities borrowed/loaned represent Terra Nova's temporarily borrowing securities from broker-dealers which we have collateralized with cash in return for borrowing the security. We borrow securities as a result of clients who have short securities in their trading account. We require credit approval for all broker-dealers from which we borrow securities, monitor the collateral value daily, and require additional collateral if warranted. As of September 30, 2007 Terra Nova does not lend securities to other broker-dealers.

Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally we are obligated to meet deposit requirements on a daily basis.

Note 12 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova and RushTrade are subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the FINRA broker-dealer status and $45,000 relative to its future commission merchant status. Terra Nova had net capital of approximately $16.6 million (23% of aggregate debit items) as of September 30, 2007. The net capital requirements as of September 30, 2007 are as follows:

		Capital Requirement		Excess Net Capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$16,595,689	$1,500,000	$500,000	$15,095,689	$16,095,689
Market Wise Securities, LLC	51,454	5,000	-	46,454	-
RushTrade Securities, Inc.	97,286	5,000	45,000	92,286	52,286
	$16,744,429	$1,510,000	$545,000	$15,234,429	$16,147,975

Note 13 - Securities Owned

"Other assets" in our consolidated balance sheet include financial instruments carried at fair value or amounts that approximate fair value with related unrealized gains or losses recognized in our statements of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management's estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes option pricing model.

Securities owned at September 30, 2007 were valued at $39,162.

Note 14 - Accounts Payable

On September 28, 2007 the Company paid $30,000 for legal fees incurred in 2003 as settlement on a $55,047 payable for a gain of $25,047.

Note 15 - Income Taxes

Income tax provision for the three and nine months ended September 30, 2007 was $428,647 and $1,384,794, respectively. Prior to the acquisition of Terra Nova in 2006, the Parent accumulated substantial income tax loss carryforwards. There are limitations to the amount of the tax loss carryforward that could offset income taxes to be paid on net income based on current I.R.S. income tax regulations. The Company has estimated the loss carryforward that will be available to offset 2007 net income to be $790,000.

Note 16 - Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

Item 2. Management's Discussion and Analysis and Interim Results of Operation

Forward-looking statements

Certain statements contained in this quarterly report on Form10-QSB and other written material and oral statements made from time to time by us do not relate strictly to historical or current facts. As such, they are considered "forward-looking statements" that provide current expectations or forecasts of future events. Such statements are typically characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "strategy" and similar expressions. Our forward-looking statements generally relate to the prospects for future sales of our products, and the success of our strategic corporate relationships. These statements are based upon assumptions and assessments made by our management in light of their experience and its perception of historical trends, current conditions, expected future developments and other factors our management believes to be appropriate.

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

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see Risk Factors in Item 1 of the Annual Report on Form 10-KSB of the Parent for the year ended December 31, 2006.

Overview

We operate through two primary subsidiaries: Terra Nova Financial, LLC, a full-service self-clearing broker-dealer and RushGroup Technologies, Inc., a real-time financial technology company.

Terra Nova operates four divisions within the Investment/Brokerage Services Segment: Direct Division which provides individual traders and investors complete trading experience from front to back including trade execution through state-of-the-art direct market access trading platforms, trade clearing and reporting; Institutional Division, which provides clearing services, prime brokerage, agency-only brokerage, and state-of-the-art direct market access solutions to hedge funds, money managers, and registered investment advisors; Broker Services Division, which provides correspondent clearing services, trade execution and back office reporting and account management for introducing broker-dealers, registered representatives, registered investment advisors and foreign brokers; and Investment Banking Division, which supports domestic and international emerging growth companies through capital raising, strategic advice, and the development of institutional support. We offer trading in a broad suite of securities including equities, options, commodity futures and options, ETFs, fixed income securities, mutual funds and foreign exchange to a diverse client base.

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

Plan of Operation

In 2006, the Company changed significantly as a result of the acquisition of Terra Nova. This is reflected in our client base, product offering, operations, number of employees, and financial results. Through the acquisition of Terra Nova, a significantly larger organization and self-clearing broker-dealer, the Company increased all aspects of its financial statements including but not limited to assets and liabilities resulting from payables and receivables to clients, commission receivables and capital. As a result of the acquisition, we feel the Company has laid the foundation for implementation of our growth strategy as a financial services company specializing in trading and brokerage services. 2007 marks an important year noting significant progress with the integration and the restructuring of the Company. We plan to continue integrating the companies, reduce expenses, and grow the business.

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

Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and client support. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected.

The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality is capitalized. Expenses associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate expenses occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. The capitalized expenses are amortized on a straight-line basis over the estimated useful life of the software.

Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired client lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles has been determined to be ten years and amortized using the straight-line method.

Share-Based Compensation

We account for share-based payments under SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires all share-based payments to be recognized in the statement of operations based on their fair values. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The fair value of share-based award is amortized on a straight-line basis over the awards requisite service period reduced by estimated forfeitures.

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

Revenue Recognition

Revenues primarily consist of brokerage related commission and fees, interest income, and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of account and transaction fees and are recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to account holders. Interest income is primarily generated by charges to clients on margin balances and revenue from client cash held and invested by Terra Nova as a clearing firm, offset by interest paid to clients on their credit balances. Interest is recorded as earned at calendar month-end on settled cash balances.

Results of Continuing Operations

The following table below represents total revenue and total expense from the Consolidated Statements of Operations for three and nine months ended September 30, 2007 and 2006, respectively.

	(unaudited)
Results of Operations	For Three Months Ended Septermber 30,				For Nine Months Ended September 30,
(in thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Total revenues	$12,870	$$12,501	$$369	2.9%	$38,034	$22,865	$$15,169	66.3%

Total operating expenses	11,292	13,403	(2,111)	-15.8%	34,220	25,542	8,678	34.0%

Interest expense	13	26	(13)	-50.3%	55	222	(167)	-75.0%

Income tax provision	429	-	429	100.0%	1,385	-	1,385	100.0%

Net income (loss)	$1,136	$(928)	$2,064	222.5%	$2,374	$(2,899)	$5,273	181.9%

Three and nine months Ended September 30, 2007 and 2006

Revenues

As a full service financial services firm Terra Nova's revenues may vary based upon economic factors involving stock market volatility, interest rates changes, changes required to meet an always evolving marketplace, and compliance related changes. These four major factors may impact our business on a continual basis. In addition, and as previously noted in the Company's 10-KSB and 10-QSB filings, the acquisition in May 2006 of Terra Nova has had a material effect on the financial position of the Company.

Terra Nova is dependent on the overall activity in the U.S.equity and options markets. As many U.S. stock indexes advanced both in 2006 and to date in 2007, the National Securities Clearing Corporation demonstrated steady growth in equities and options transactions and volume during the same time period. The Futures Industry Association also reported growth in futures contracts traded. During the third quarter of 2007, the financial markets experienced significant volatility resulting in a large increase in trading activity. Likewise, we have experienced growth. The majority of the Company's trading volume growth is a direct result of the acquisition of Terra Nova, a self-clearing full service broker-dealer. We continue to increase the number of customer accounts generating higher trading volumes.

Due to the highly competitive environment in which we participate, we are continually looking for and creating new and innovative products which increase customer satisfaction and product offerings, along with providing state-of-the-art software necessary for successful traders. This includes continual enhancements to our trading technology along with our back office clearing systems to keep up with the dynamic financial services industry environment we participate in.

Another industrywide factor which may affect our profitability is the ability to remain competitive in a constantly evolving marketplace and the necessity to introduce new products, services or processes while adhering to regulatory requirements.

Since the May 2006 acquisition of Terra Nova and its subsidiaries, the Company continues to execute the integration of the newly acquired entities. The integration plan includes the reduction of expenses, thru synergies gained, reduction of operational duplications and use of technologies. We have reduced overhead and personnel costs while continuing to identify additional synergies throughout the Company as well as to identify enhancements to our product offerings, thereby positioning the Company to attract additional revenues and market share. We anticipate that with the recent combination of the entities resulting from the acquisition, together with the proper execution of our business and integration plans, the Company will be positioned to further increase revenues. We are allocating resources to improve our technology, a key component for our growth. This will include additional functionally and capacity.

As a result of the factors discussed above, gross revenues increased from approximately $12.5 million to $12.9 million and from $22.9 million to $38 million for the three and nine months ended September 2007, respectively, a growth of 2.9% and 66.3%.

Third quarter and year-to-date highlights include:

•	Implementation of a common stock buy-back program on September 28, 2007 authorizing the use of up to $5 million to repurchase Terra Nova Financial Group, Inc outstanding common stock
•	Substantial completion of the IT infrastructure relocation from Dallas, TX to Chicago, IL maximizing operational efficiencies
•	Creation of Romanian subsidiary staffed by development personnel enhancing the Company's proprietary trading and clearing systems
•	Increased trading volume 80% in the third quarter 2007 and 130% year-to-date under the RushGroup Technologies, Inc. wholly-owned subsidiary
•	Completed a one-for-ten reverse stock split on August 1, 2007
•	Nine months ended September 30, 2007 revenue per employee of approximately $405 thousand, based on 94 full time employees
•	Increase in customer assets to $939 million at the end of the third quarter 2007, up 21% from the comparable period in 2006

Commissions and fees

Terra Nova is dependent on the overall activity in the U.S. equity and options markets and continues to devote resources toward marketing its online direct access trading platforms and increasing the overall client base, which management expects will continue to drive increases in trade volumes and revenues. Commission revenue consists of executing stock exchange listed securities and NASDAQ securities along with exchange listed options transactions for the Company clients. We generate commissions as the Company clients executes transactions on other products including future and future options, ETF's, fixed income, mutual funds and foreign exchange. The commission revenues are recorded on transactions on a settlement date basis. The fee revenue is generated on client accessing our proprietary software platform and market data fees.

Commissions and fees decreased 3.8% to $8.9 million for the three months ended September 30, 2007, from $9.3 million for the prior year's period. During this period, the financial markets experienced significant volatility, resulting in increased transactions by clients. Terra Nova, in an effort to improve margins experienced a loss in lower margin clients, thus foregoing certain revenue.

Commissions and fees increased 49.7% to $26.1 million for the nine months ended September 30, 2007 from $17.5 million for the prior year's period. The primary growth year over year is due to the acquisition of Terra Nova in May of 2006. Terra Nova has experienced growth in transactions from approximately 3.7 million to 4.6 million, or 24% due to increase in customer base, growth in financial markets and volatility. Commission rates continue to experience pressure as the marketplace competes and clients demand lower margins.

Interest income

As a self-clearing broker-dealer we receive interest revenue on customer credit and debit balances thru interest bearing accounts, U.S. Government securities and correspondent clearing interest sharing arrangements. Interest income increased 14.1% from $3.1 million during the third quarter of 2006 to $3.6 million during the third quarter of 2007. For the nine-months ended September 30, 2007, interest revenues increased 113.1% from $5.2 million in 2006 to $11 million in 2007.

On September 18, 2007, the Federal Reserve Open Market Committee lowered the federal funds rate 50 basis points from 5.25% to 4.75% in response to various economic factors including the housing correction which is restraining economic growth and continuing tight credit conditions. As a result of the federal funds rate decline, the broker call money rate, a short-term interest rate, also declined from 7.00% to 6.50% which is the base rate Terra Nova charges on margin debit cash balances. The last change in our broker call money rate was on June 29, 2006 which increased 25 basis points from 6.75% to 7.00% and the federal funds increased from 5.00% to 5.25%. We also borrow securities resulting from clients who have short securities and receive interest from broker-dealers who we have collateralized with cash in return for borrowing the security.

Terra Nova has experienced a growth in interest revenues as a result of the 2006 increase in interest rates, an ability to increase margin spreads and an increase in customer balances.

Software fees and other income

Software fees increased from $12,844 for the three months ended September 30, 2006 to $188,387 for the same period in 2007. Software fees relate to an increase in revenue received from clients who are using RushGroup software. Software fees increased from $75,184 for the nine months ended September 30, 2006 to $436,173 for the same period in 2007. Software fees relate to revenue received from clients who are using RushGroup software and the ability of Terra Nova to provide its clients with the RushGroup trading platforms, thereby increasing the RushGroup user base significantly.

Other income increased from $82,248 for the three months ended September 30, 2006 to $179,586 for the same period in 2007. Other income increased from $145,418 for the nine months ended September 30, 2006 to $422,435 for the same period in 2007. Other revenue consists of data revenue and other miscellaneous operating fees charged to clients.

Expenses

Commissions, execution and exchange fees

A percentage of the commissions are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We have access to multiple ECN's ("electronic communication networks") and other execution venues which are paid a fee (or rebate payment for order flow) for executing equity and option transactions on or thru their systems. We are members of multiple exchange and regulatory organizations and our exchange and regulatory costs are typically based on number of transactions executed. Softdollar expense is defined as arrangements under which products or services other than execution of securities transactions are obtained by a trader, adviser, fund or institution and paid by Terra Nova. As a self-clearing fully-disclosed broker-dealer,we rely upon third party clearing brokers to perform clearing functions on a limited basis and, therefore, we have clearing cost savings. However, we clear our futures and foreign currency transactions thru a foreign exchange broker and a futures commission merchant, respectively.

Commissions, execution and exchange fees decreased from $4.5 million for three months ended September 30, 2006 to $4.1 million for the three months ended September 30, 2007, a decrease of $414,466 or 9.1%. The primary reason for the decrease in clearing related fees and payouts is the termination of a registered representative introducing lower margin business, a move Terra Nova anticipates will potentially increase profit margins. Commissions, execution and exchange fees increased from $8.7 million for nine months ended September 30, 2006 to $10.5 million for the nine months ended September 30, 2007, an increase of $1.8 million or 20.7%. Again, the primary reason for the increase is due to the acquisition of Terra Nova in May of 2006 and the significant increase in transactions and volumes traded.

Employee compensation

Employee compensation decreased from $3.3 million for the three months ended September 30, 2006 to $2.9 million for the three months ended September 30, 2007. A decrease in stock-based compensation expense accounted for approximately $250,000 of this change, due to the 2006 acceleration of vesting of certain employee stock warrants. Employee compensation increased from $6.7 million to $8.2 million for nine months ended September 30, 2007, primarily resulting from the acquisition of Terra Nova. The Company continues to review its resources and requirements and has reduced various employee related expenses where appropriate.

Employee compensation consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Our overall number of employees is 94 full-time employees and 5 part-time employees as of September 30, 2007.

Quotations and market data

Quotations and market data decreased from $1.6 million for the three months ended September 30, 2006 to $1.3 million for the three months ending September 30, 2007. The majority of the quotations and market data expense is payments to third parties for data and trading platform access for the Company clients and is a variable cost based on the number of clients and the required functionality. The remaining fees include payment to multiple vendors for access to market data including option and equity prices and news information.

Quotations and market data increased from $2.9 million to $4.2 million for the first nine months ending September 30, 2007, compared to the same period in 2006, primarily due to the acquisition of Terra Nova in May 2006. Terra Nova continually increases reliance on internal technology both at Terra Nova and RushGroup, which assists in controlling such costs and expenses.

Interest expense on brokerage accounts

On September 18, 2007, the Federal Reserve Open Market Committee lowered the federal funds rate 50 basis points from 5.25% to 4.75%. As a result of the federal funds rate decline, the broker call money rate declined from 7.00% to 6.50% which is the base rate Terra Nova credits clients on cash balances. The last change in our broker call money rate was on June 29, 2006 which increased 25 basis points from 6.75% to 7.00% while the federal funds increased from 5.00% to 5.25%. We expect a decline in interest expense on client accounts resulting from the lower broker call rate.

Interest expenses on brokerage accounts decreased from $1.7 million to $1.4 million for the three months ending September 30, 2007 compared to the same period in 2006. As a self-clearing broker-dealer we pay interest to clients on cash credit balances as well as interest to banks for customer related loans which support customer debits. The interest rate is based on the broker call money rate, which is a short-term interest rate. Interest expense on brokerage accounts increased from $2.6 million to $5.1 million for the nine months ending September 30, 2007, compared to the same period in 2006 primarily a result of the acquisition of the self-clearing operations of Terra Nova during May, 2006.

Advertising and promotional

Advertising and promotional expense decreased by $130,479 to $95,341 for the three month period ending September 30, 2007 compared to the same period in 2006. Advertising and promotional expense increased by $174,247 to $585,991 for the nine months ending September 30, 2007 compared to the same period in 2006. These expenses include trade shows, targeted marketing in multiple financial publications, online advertising, and various sales force marketing related expenses. Our adverting expenses vary depending on the success rate of our sales force and effectiveness of various marketing strategies.

Professional fees

Professional fees decreased from $567,758 to $547,415 for the three month period ending September 30, 2007. Professional fees increased from $943,032 to $1.5 million for the nine month period ending September 30, 2007. The majority of the expense relates to legal fees incurred for the Company's annual shareholders meeting, multiple regulatory filing, tax estimates, the reverse stock split, regulatory compliance as well as fees incurred in relation to the settlement of certain liabilities. We incurred an increase in professional fees relating to compliance with Sarbanes-Oxley requirements, along with expenses relating to our regulatory filings in connection with the reverse stock split and common stock buyback program.

As a non-accelerated filer Section 404 of the Sarbanes-Oxley Act requires management to report on the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2007. During the third quarter we initiated the implementation of meeting Section 404 requirements and anticipate increased professional fees for the remainder of 2007 into 2008 as a result of the process.

Communications and information technology

For the three months ended September 30, 2007, communications and information technology expenses decreased by $51,048 to $160,631 from the same period last year due to the ability of the Company to better control its facilities and technology. For the nine months ended September 30, 2007 communications and information technology expenses increased by $113,715 to $586,568 from the same period last year, primarily due to the acquisition of Terra Nova. As technology plays a major role in our daily operations we have multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider, we maintain two co-location data centers in Dallas, Texas and Chicago, Illinois. We are in the process of transferring services from third party providers to internally based solutions and enhancing various facilities and functionality to better meet the needs of the organization, reduce expenses and lower reliance on third party providers. We ensure the integrity of our data networks using industry best practice methods and an around-the-clock monitoring system. We continually invest in our technology and infrastructure systems including hardware and software upgrades and disaster recovery systems to support our increase in client accounts and trading volume.

Depreciation and amortization

Depreciation and amortization increased 49.1% to $320,202 for the three month period ending September 30, 2007 compared to the same period in 2006. Depreciation and amortization increased 36.8% to $1.1 million for the period nine month ending September 30, 2007 compared to the same period in 2006. The increase in depreciation and amortization is mainly due to an increase in intangible assets of $6,578,000 as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values ascribed to the acquired client lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles has been determined to be ten years and is amortized using the straight-line method.

As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system and intangible assets, the useful life of these have been determined to be ten years. All intangible assets and the clearing system are being amortized using the straight-line method.

Other general and administrative expenses

Other general and administrative expenses decreased to $400,119 for three months ended September 30, in 2007 compared to $948,960 for the same period in 2006. Other general and administrative expenses increased to $2.4 million for nine months ended September 30, in 2007 compared to $1.9 million for the same period in 2006 due mainly to a $450,000 legal settlement expense. The general and administrative expenses include legal settlement expenses, certain clearing related expenses, office rent, shareholder relations, travel and entertainment and miscellaneous expenses incurred by the Company. The Company settled an aged payable in the third quarter with the Company paying $30,000 as settlement on an outstanding payable of $55,047 for a gain of $25,047 and incurred gains totaling $63,655 for the Company settling past due convertible notes.

Income tax provision

Income tax provision for the three and nine months ended September 30, 2007 was $428,647 and $1,384,794, respectively. Prior to the merger in 2006, the Parent accumulated substantial income tax loss carry forwards. There are limitations to the amount of the tax loss carryforward that could offset income taxes to be paid on net income based on current I.R.S. income tax regulations. The company has estimated the loss carryforward that will be available to offset 2007 net income is approximately $790,000.

There was no income tax provision for the three and nine months ended September 30, 2006 due to the fact that the Company incurred a net loss.

Liquidity and Capital Resources

The Parent, as a holding company, maintains access to the earnings of our operating subsidiaries. The broker-dealer subsidiaries are subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements, as a self-clearing broker-dealer, Terra Nova is required to deposit funds with clearing organizations, such as DTCC and OCC, which may be large in relation to Terra Nova's total liquid assets and may vary significantly based on client trading activity.

Cash and cash equivalents

As reflected on the Consolidated Statements of Cash Flows, cash and cash equivalents increased 75% to $10 million at September 30, 2007, from $5.7 million at December 31, 2006. Cash flow from operations was $23.3 million for the nine months ended September 30, 2007. We generated net income for nine months ended September 30, 2007 of $2.4 million. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $1.1 million and stock-based compensation of $534,362. Some of the larger changes included a decrease in receivable from customers of $14.4 million, a decrease in segregated cash of $2.8 million, a decrease in receivables to brokers, dealers, and clearing organizations of $32.2 million, and a decrease in payables to customers of $32.2 million. Receivables from clients are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts, which were approximately $163.9 million at September 30, 2007.

Cash flow used in investing activities for nine months ended September 30, 2007 was $933,907, due to the purchase of property and equipment of $621,353 and $312,554 resulting from capitalization of software development costs.

Cash flow used in financing activities during the nine months ending September 30, 2007 was $18 million due primarily to a net decrease in our line of credit of $17.8 million.

Cash segregated in compliance with federal regulations

Cash segregated in compliance with federal regulations was $153.9 million as of September 30, 2007 versus $156.8 million on December 31, 2006. Such funds have been segregated in special reserve accounts, primarily in interest bearing cash deposits, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. We are required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

Credit Line

Our secured credit line, used to facilitate the self-clearing broker-dealer, is with BMO Capital Markets. We continue to pursue additional lines to facilitate future growth. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. As of September 30, 2007, our liability related to the line of credit was $850,000.

For the nine months ended September 30, 2007 we did not require additional capital, but to the extent advantageous opportunities are presented, the Company may need to raise additional capital through debt or equity.

Liquidity

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we have made, and are continuing to make, changes in our internal control over financial reporting aimed at enhancing their effectiveness and ensuring that our systems evolve with, and meet the needs of, our business. We are also continually striving to improve our management and operational efficiency, and we expect that our efforts in this regard will enhance and strengthen our internal control over financial reporting. For example, we expect to hire additional professionals, with the aim of upgrading and reinforcing the technical resources available to our staff. We are also continuing our efforts to upgrade our information technology capabilities.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In July 2007, Terra Nova received a decision by a FINRA arbitration panel in the matter of Albert Kaplan versus Terra Nova Trading, LLC in favor of the claimant in the amount of $450,000. The matter involved a business dispute between parties and was not customer related. Mr. Kaplan alleged he was entitled to commission payments after termination of his registered representative status. As of September 30, 2007, the Company has accrued the entire liability as it continues to review its options.

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2007, the Company issued a total of 1,962 shares of common stock for director compensation of $4,006. In addition, 8,938 shares were issued resulting from the exercise of stock options for total proceeds of $14,250 and 30,000 shares were issued as a result of the non-cash exercise of stock options for 21,428 shares of stock valued at $2.10 per share, for a value of $45,000. All shares were issued pursuant to Section 4(2) of the Securities Act of 1933 providing exemption from the registration requirements of such Act.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Terra Nova Financial Group, Inc. 2007 Special Meeting of Shareholders ("special meeting") was held on Thursday, July 12, 2007 in Chicago, Illinois.

Approval of a one-for-ten reverse split of our outstanding shares of common stock

At the special meeting, the holders of common stock approved a one-for-ten reverse split of the Company's outstanding shares of common stock. The following is the total and percentage of votes cast to approve the one-for-ten reverse split.

For	Against	Abstain/ Broker Non-Votes	Total
202,062,151	307,003	26,200	202,395,354
99.83%	0.15%	0.02%	100%

Approval of an amendment to the Company's amended and restated articles of incorporation to reduce the total number of authorized shares of common stock of the Company, par value $.01 per share, from 800,000,000 to 150,000,000

At the special meeting, the holders of common stock approved the amendment to the Company's amended and restated articles of incorporation. The following is the total and percentage of votes cast to ratify the amendment to the Company's amended and restated articles of incorporation.

For	Against	Abstain/ Broker Non-Votes	Total
201,997,816	299,538	98,000	202,395,354
99.80%	0.15%	0.05%	100%

Approval of an amendment to the Company's amended and restated articles of incorporation which provides action be permitted without a meeting, without prior notice and without a vote if there is written consent

The holders of common stock approved the amendment to the Company's amended and restated articles of incorporation. The following is the percentage of votes cast to ratify the amendment to the Company's amended and restated articles of incorporation.

For	Against	Abstain/ Broker Non-Votes	Total
191,464,294	650,546	10,280,514	202,395,354
94.60%	0.32%	5.08%	100%

Approval to adjourn the meeting if necessary to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to approve Proposals 1, 2, or 3

The holders of common stock approved Proposals 1, 2, or 3. The following is the total and percentage of votes cast to adjourn the meeting if there are Proposals 1, 2 or 3 were not approved.

For	Against	Abstain/ Broker Non-Votes	Total
185,852,070	6,444,384	10,098,900	202,395,354
91.83%	3.18%	4.99%	100%

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on 10-QSB:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d- 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 14, 2007	/s/ Michael G. Nolan
Date	Michael G. Nolan
Chief Executive Officer

November 14, 2007	/s/ M. Patricia Kane
Date	M. Patricia Kane
Chief Financial Officer