Form 10KSB
period 2007-12-31
Terra Nova Financial Group Inc
filed 2008-04-08
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $49,692,834

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,033,155

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 26,055,057 shares of common stock, $0.01 par value (as of March 18, 2008).

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement to be filed within 120 days after December 31, 2007 in connection with its 2008 annual meeting of shareholders are incorporated by reference in Part III of this report.

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS
Form 10-KSB	Page No.

Index of Consolidated Financial Statements	F-1
Signatures
Exhibit 3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Terra Nova Financial Group, Inc., dated May 24, 2007
Exhibit 3.3 Articles of Amendment to the amended restated articles of incorporation of Terra Nova Financial Group, Inc., dated July 18, 2007
Exhibit 10.3 Resignation Agreement and Mutual Release, effective December 26, 2007
Exhibit 10.4 Services Agreement, dated as of February 12, 2008
Exhibit 10.5 Form of Stock Option Award Agreement
Exhibit 21.1 Subsidiaries of Terra Nova Financial Group, Inc.
Exhibit 23.1 Consent of KBA Group LLP
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries (the "Company"), to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1 of this Annual Report on Form 10-KSB for the year ended December 31, 2007, and in other securities filings by the Company with the SEC.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-KSB are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I

Item 1. Description of Business

Overview

Terra Nova Financial Group, Inc., a Texas Corporation, (the "Company", "we", "us", or "our") is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), a specialized financial services firm focused on supporting trading professionals and RushGroup Technologies, Inc. ("RushGroup"), the technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center.

The Company was originally founded as Rushmore Capital Corporation in 1990 as a traditional financial services company and commenced operations in March 1991. In October 1997, the Company changed its name to Rushmore Financial Group, Inc. The Company launched an initial public offering on the Nasdaq SmallCap Market in 1997. In 2002, its stock began trading on the OTC Bulletin Board after delisting from the Nasdaq SmallCap Market. The Company's name changed in 2004 to Rush Financial Technologies, Inc. In May 2006, Rush Financial Technologies, Inc. acquired all of the membership interests of Terra Nova Trading, L.L.C., Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. The Company changed its name to Terra Nova Financial Group, Inc. in October 2006 and trades on the OTC Bulletin Board under symbol "TNFG".

Terra Nova Financial, LLC

Terra Nova Trading, L.L.C. was founded in 1994 as a broker-dealer servicing select institutional clients. From 1996 to 1998, Terra Nova Trading, L.L.C. acted as the sponsoring broker-dealer for the Archipelago ECN. Since 1996, the firm has become one of the leading direct access brokerage firms in the United States, serving retail and institutional clients. Terra Nova Trading, L.L.C. took its equity business self-clearing in 2004 and in 2006 started self-clearing options. Terra Nova Trading, L.L.C. changed its name to Terra Nova Financial, LLC in February 2007.

Terra Nova is a specialized financial services firm focused on supporting trading professionals that offers trading in a broad suite of securities, including domestic equities, options, exchange-traded funds ("ETFs"), commodity futures and options, fixed income securities, mutual funds, as well as limited foreign equities and futures. Through a portfolio of advanced technology tools including RushGroup Technologies, Inc. proprietary offering, Direct Pro and Direct Plus, Terra Nova empowers self-directed clients to trade, analyze, strategize and report with the precision professionals require.

Terra Nova provides market access, order execution, customer support and comprehensive clearing services to professional traders and investors. It also offers innovative proprietary trading platforms for active professional and institutional traders with smart order routing technology and desktop customization capabilities.

Terra Nova self-clears a significant percentage of its transactions through its own proprietary clearing software with the Depository Trust Company ("DTCC") and the Options Clearing Corporation ("OCC") directly. This provides the Company with additional control over transactional business and increased margins in regard to commissions and assets. All futures transactions, along with a small portion of equities and options transactions, are cleared through an established futures commission merchant and a Tier 1 broker-dealer, respectively, providing Terra Nova's clients with a global reach of products and services.

Terra Nova operates four business divisions:

Institutional

The Institutional Division is a provider of clearing services, prime brokerage, agency-only brokerage, and advanced direct market access solutions to hedge funds, money managers, and proprietary trading units. The Institutional Division provides execution services in equities, options, and futures. The Institutional Division provides customers with customizable algorithms, smart order routing technology and can accommodate black and gray box trading systems. Additional resources for institutions include active soft dollar commission recapture programs, pre-trade and post-trade analytics, and capital introduction services for prime brokerage clients. These services allow us to take a consultative approach to our clients and provide a full suite of customized brokerage solutions.

Direct

The Direct Division provides trading services to individual active traders and investors with a focus on trade executions at competitive commissions through direct market access trading platforms. The Direct Division provides these clients with customer support, customized portfolio reports and research analytical tools that are tailored to the needs of the active trader. The Direct Division also offers a state-of-the-art trading room for active professional day traders.

Broker Services

The Broker Services Division provides financial and technological resources for referring broker-dealers, registered representatives, registered investment advisors and foreign brokers including correspondent clearing services, trade execution, white-label direct market access trading platforms, customized trade and business reports as well as account management and custody.

Investment Banking

The Investment Banking Division provides advice to corporate and institutional clients throughout the world on mergers, acquisitions and other financial matters. The Investment Banking group also raises capital for clients as a placement agent in public and private offerings of debt and equity instruments.

Terra Nova is a member of Financial Industry Regulatory Authority ("FINRA"), Securities Investor Protection Corporation ("SIPC"), National Futures Association ("NFA"), DTCC, National Securities Clearing Corporation ("NSCC") and The Options Clearing Corporation ("OCC") along with the following exchanges: International Securities Exchange, Boston Options Exchange, Chicago Stock Exchange, National Stock Exchange, NYSE Arca Options, NYSE Arca Equities, NASDAQ Stock Market, American Stock Exchange and CBOE Stock Exchange. Terra Nova is headquartered in Chicago, Illinois with sales offices in New York and San Francisco.

Terra Nova continues to receive impressive acknowledgment within the financial services community. On May 29, 2007, Terra Nova was chosen as the Emerging Broker of the Year, an award that is part of the Emerging Manager Summit Award (EMSA) and presented by the Opal Financial Group and Focus Point Media. This is acknowledgement by the trading community that Terra Nova is a leading provider of innovative technology and financial solutions for the institutional brokerage industry. In addition, a leading consumer rating service ranked Terra Nova high among financial services companies.

Terra Nova's main website, www.TNFG.com, provides general information about the Company, marketing of our various software products and brokerage services and as a resource for our clients. This client-friendly website contains both marketing and client support material that is focused on enhancing the client experience and site usability. Terra Nova has historically ranked high in

Barron's magazine annual survey of Best Online Trading Firms in the areas of Customer Service, Trade Technology, Portfolio Reports, Overall Usability and Trade Execution.

RushGroup Technologies, Inc.

RushGroup is the Company's technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies, a smart order routing system, RushGroup offers real-time market data platforms and direct access trading systems used by broker-dealers, institutional portfolio managers and traders, through three platforms. Its flagship product is Direct Pro, a Level II software-based product, providing direct access to the markets and advanced functionality for sophisticated investors and active traders. In addition, RushGroup offers Direct Plus, a streaming Level I software-based product, and Direct, a Level I browser-based product. RushGroup is a registered Service Bureau and member of the Certified Partners program with the Nasdaq Stock Market.

Additional operating subsidiaries

In addition to Terra Nova and RushGroup we also have the following operating subsidiaries: SC QuantNova Research SRL is a newly created subsidiary located in Bucharest, Romania which provides consulting and software development, electronic data processing and databases and software architecture and engineering used to support RushGroup platforms and backoffice clearing software. RushTrade Securities, Inc. ("RushTrade") is a registered introducing broker to Terra Nova and a member of FINRA and registered in all 50 states. Market Wise Securities, LLC ("MW Securities") is also a registered broker-dealer and a member of FINRA. Market Wise Stock Trading School, LLC ("MW School") provides trading, investment and market education to individuals and entities.

Products and Services

The Company, through its subsidiaries, offers sophisticated trading platforms, clearing services, brokerage services, and trade executions.

Trading Platforms

DirectPro, offered by RushGroup, is our flagship, Level II trading platform that offers real-time, streaming data and a wide array of trading features including portfolio management with real-time, straight-through posting of trade positions, orders and account balances; support for trading through a real-time order management portal that routes entry and exit orders based on user-defined criteria; and unlimited, customizable trading layouts users can configure to suit their personal trading style. Direct Pro users can send orders through our proprietary smart order routing technology, but also have the ability to self-direct orders to multiple trading venues including the major exchanges, Electronic Communication Networks ("ECNs") and Market Makers. In addition, we offer Direct Plus (a streaming Level I software-based product) and Direct (a Level I browser-based product) that are targeted to swing traders and the direct investor.

Terra Nova also supports other front-end trading platforms; in particular, we have long been a leading provider of RealTick®, a real-time, Level II cross-asset trading platform developed by Townsend Analytics, Ltd. RealTick is a fully customizable trading platform that has a global reach and offers direct access to domestic and international markets. RealTick encompasses advanced charting capabilities with over forty technical studies. All trading, balance, position and order status data is presented in real-time. Customizable trading pages enable the user to create a trading page to suit their personal trading style, as well as offering various algorithms. RealTick offers our clients the ability to self-direct orders to multiple domestic and international exchanges for equities, options, and futures.

Clearing Services

Terra Nova provides clearing services for a variety of multi-currency financial tasks including multiple products, sophisticated margining, complex options, trade clearing, account custody and maintenance, trade settlement, stock borrow/loan and customized data reporting. Our clearing systems encompass the entire trade cycle. We have designed our clearing systems to be scalable in order to accommodate increased transactional volume, allow for integration with third party vendors and handle future regulatory requirements without losing our focus on stability and reliability.

Broker Services

Correspondents, broker-dealers, referring brokers, registered representatives, trade advisors and foreign brokers utilize our services including trade executions, customized trade and business reports, online statements and confirmations and full clearing services.

Terra Nova provides cost competitive solutions that are tailored to suit the needs of each client including white-label trading platforms and reports supplemented by reliable customer support.

Trade Executions

Terra Nova offers direct access trading for institutional as well as retail customers to multiple domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities, and mutual funds. We also accommodate alternative routing solutions including algorithmic trading with financial information eXchange ("FIX") protocol and application programming interface ("API") capability. We have a 24-hour trading desk that is staffed with licensed brokers and is available to all clients. Terra Nova operates on an agency-only basis providing unbiased trade executions. The Company provides execution services primarily through the Internet, direct telecom connections, or via the telephone.

Customer Service

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

Technology

Technology is a core component for all of our business initiatives and is critical to our goals of providing quality services at minimal costs to clients. Our operations include secure, scalable, reliable and redundant systems that can execute and process complex financial transactions with speed and accuracy. We maintain proprietary technology that automates many of the traditionally labor-intensive securities processing tasks. We own the source code for the front-end trading system. In addition, we have a non-exclusive, fully-paid, royalty-free, irrevocable, transferable, world-wide right and license to our back office clearing system. Our technology utilizes the Internet significantly for communicating data and executing trades.

We ensure the integrity of our data networks using practices consistent with industry standards and an around the clock monitoring system. Terra Nova will regularly invest in our technology and infrastructure systems. We are currently reviewing our trademark status for further protections.

Market

Institutional

The Institutional Division sees a unique market opportunity due to several market factors, including the explosive growth within the hedge fund industry, the continued street-wide adoption of electronic trading technologies, as well as the return to traditional "broker-based" trading. Our evolving trading platforms and algorithmic programs can be customized to meet the ever changing needs of the institutional marketplace.

Hedge funds with less than $500 million in assets under management comprise the majority of all hedge funds. Recent statistics show that over the past several months, small hedge funds have outperformed their bigger counterparts by more than 25%. Hedge funds with less than $100 million in assets under management returned an average 8.61% annually, compared with 6.29% for hedge funds with more than $2 billion assets under management. Terra Nova provides a turnkey solution for these smaller and newly created hedge funds with the prime brokerage unit providing custody, administrative and capital introduction services, while the sales trading desk can provide the highest level of executions via traditional and electronic methods.

Direct

Terra Nova is a pioneer in the direct access brokerage industry and has established a solid reputation and presence in this growing sector. Because of this we are well-positioned to capture the valuable active trading segment of online traders. We remain focused on our core services - to anticipate and provide for the needs of active traders, hedge funds and mini-prime traders, through a combination of cutting edge software and old-fashioned service. We have also automated most client services, and post an extensive library of tutorials, articles and help files online, ensuring that we can support a growing client base with no loss of service quality. As the number of online traders and investors increases and the online trading landscape continues to move toward self-directed trading, we believe that there will be an expanding market for direct access routing technology and sophisticated trading analytics systems.

Broker Services

Terra Nova intends to grow its correspondent business by targeting small to medium size broker-dealers and registered investment advisors. We can make a strong case in this market versus existing competition through a combination of good technology, service and cost competitive rates.

Joint Marketing Arrangements

We have established strategic alliances or joint marketing arrangements with various financial services firms. These arrangements, depending on the terms of the relationship, provide joint marketing opportunities that are expected to enhance our ability to acquire new clients, lower our client acquisition costs and/or provide education and other resources that improve our client retention.

Terra Nova utilizes the future and commodity option clearing services of R.J. O'Brien & Associates, LLC. Terra Nova maintains an introducing broker relationship with Merrill Lynch, Pierce, Fenner & Smith, Inc. for large prime brokerage services when necessary.

Website

Terra Nova's main website, www.TNFG.com, is for general information about the Company, marketing of our various software products and brokerage services, and as a resource for our clients. The website is used for information on all Divisions: Institutional, Direct, Broker Services and Investment Banking. This website also provides information on four distinct trading plaforms; Direct Pro Trading Software, Direct Plus Trading Software and the Direct Online Trading Platform from RushGroup. We also offer RealTick® trading platform which was developed by Townsend Analytics, Ltd. Investor Relations information is also provided for prospective and current investors.

SEC Filing

All of our Securities and Exchange Commission ("SEC") filings are on our website, www.TNFG.com. We are not an Accelerated Filer as defined in Section 12b-2 of the Act, but we make all of our required filings available on our website as they are filed with the SEC at www.sec.gov.

Employees

As of December 31, 2007 we had a total of ninety-two full-time employees with a presence in Chicago, New York, and San Francisco.

Broker-Dealer Regulation

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rules under the Securities Exchange Act of 1934. Terra Nova is also subject to the Commodity Futures Trading Commission's financial requirement. Terra Nova calculates its net capital using the "alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities and RushTrade are both subject to a minimum capital requirement of $5,000 as FINRA member broker-dealers.

Risk Factors

You should carefully consider each of the following risk factors. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens, the trading price of our common stock could decline significantly. The risk factors below contain forward-looking statements regarding the Company. Actual results could differ materially from those set forth in the forward-looking statements.

We face substantial competition and rapid change from other industry participants and competitors, including other securities processing firms, which could harm our financial performance if we fail to compete.

We encounter aggressive competition from numerous competitors in many areas of our business. New competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines. In addition, the market for securities processing and infrastructure products and services is rapidly evolving and highly competitive. Competitors may have significantly greater financial, technical, marketing and other resources, offer a wider range of services and financial products and may have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to implement significant technology enhancements or offerings, undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours, based on our limited resources. If we fail to compete effectively, our revenue could decrease and our operating results could be materially harmed.

We operate in a highly regulated industry and compliance failures could adversely affect our business.

Our procedures may not be sufficient to properly monitor our correspondents or clearing partners or protect us from liability for their acts under current laws and regulations.

Any intentional failure, negligence or unintentional errors in properly performing our clearing functions or any mishandling of funds and securities held by us on behalf of our correspondents and their clients could lead to censures, fines or other sanctions by applicable authorities, cease and desist orders or suspension or disqualification of employees or officers as well as actions in tort brought by parties who are financially harmed by those failures or mishandlings. The growth of our business and expansion of our client base may place a significant strain on our management and operations. While many of our systems are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth or such enhancement, change or addition may not be timely enough. If we fail to implement or adapt proper procedures we may be subject to liability or loss of revenues that could result in substantial costs to us and distract our management from our business.

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

Our level of business activity depends upon a healthy and active market for the purchase and sale of securities. Bear markets, flat market trends, or market interruptions generally decrease the overall market, trading volumes and investor activity. We find that during these times both gross commissions, total trades, and overall volume can increase or decrease substantially.

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

Organizational changes may disrupt our operations.

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

We are involved in certain legal proceedings from time to time and may be subject to additional legal claims. These may include actions for regulatory non-compliance, client complaints, and legal claims. We may suffer an unfavorable outcome as a result of one or more claims, resulting in increased costs to pay defense costs, settlements, fines and judgments.

We have implemented and continue to implement formal compliance procedures to respond to regulatory requirements and changes. Our future operating results will depend on our ability:

•	to improve our systems for operations, financial controls, communication and information management; and
•	to refine our compliance procedures and enhance our compliance oversight; and to recruit, train, manage and retain our employees

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

We currently do not own any patents and we can not verify with certainty the intellectual property owned by our third-party vendors. In addition, we cannot assure you that we are or will be aware of all patents containing claims that may pose risk of infringement by our products and services. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or change or discontinue use of the portions of our products or services that are found to be infringing or violating the rights of others or to obtain licenses from third parties. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:
•	cease licensing, incorporating or using any of our products or those of our third-party vendors that incorporate the challenged intellectual property, which would adversely affect our revenue;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or
•	redesign our products, which would be costly and time-consuming

Introduction of new operating systems or the inability to retain third-party technologies may disrupt our operations and cause significant fluctuations in our financial results.

Our financial technology products are designed to run on Microsoft operating systems and integrate with security products from other industry leading vendors. Although we believe that the target operating systems and products are and will be widely offered and utilized by businesses in the corporate market, no assurances can be given that this will continue and in the future we might be forced to migrate to other computing technologies that we do not currently support. Moreover, if our products and technology are not compatible with new developments from these companies, our business, results of operations and financial condition could be materially and adversely affected as a result of the expenses we incur to make our products competitive.

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

Systems failures and delays could harm our business.

We receive and process trade orders through a variety of electronic channels. Our online trading services and our products are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our Web servers and those of our third-party service providers, are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response time resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of customers or a reduction in the growth of our customer base;
•	increased operating expenses;
•	financial losses; and
•	litigation or other customer claims; and regulatory sanctions or additional regulatory burdens

Our business also depends on the continued reliability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result.

The need for additional cash resources in the future.

While we have limited but adequate cash resources now, we may have future cash and liquidity needs to meet our future growth in capital and credit lines. Additional financing may include debt and/or equity financing. Any future issuance of stock sales may have a negative impact on the stock price.

Failure to comply with net capital requirements could adversely affect our business.

The SEC, FINRA, CFTC, NFA and other self-regulatory agencies or organizations ("SRO") have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Our broker-dealer subsidiaries are required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC or CFTC could fine us or even suspend or revoke our registration, or the applicable SRO could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. As a holding company, we access the earnings of our broker-dealer subsidiaries through receipt of dividends from those subsidiaries. Net capital requirements may limit our ability to access those earnings.

Certain of our directors and largest stockholders may have a significant influence on matters submitted to stockholders for approval.

Certain of our directors and holders of 5% or more of our outstanding common stock beneficially own approximately 67% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.

As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the Patriot Act, that require that they know their customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results. As an online broker with customers worldwide, we may face particular difficulties in identifying our customers and monitoring their activities.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

We have in the past, and may in the future, discover areas of our internal control over financial reporting which may require improvement. For example, in March 2008 we identified an error in the way we recorded the non-cash stock compensation expense for certain warrant grants in 2006. This error has been corrected in our 2007 consolidated financial statements by restating our consolidated financial statements for the affected periods. Management determined that the error went undetected due to inadequate processes for assuring that the documentation of the awards properly reflected the non-economic terms of the grants and properly recording the awards as documented. As a result, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007. The Company has identified and undertaken steps necessary in order to address this material weakness, but the effectiveness of our internal control over financial reporting in the future will depend on our effectiveness in executing these steps to address this material weakness. If we are unable to assert that our internal control over financial reporting is effective now or in any future period we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our self-clearing operations for securities expose us to liability for errors in clearing functions.

Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations such as the DTCC and the OCC in settling client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of our clients, could lead to losses and liability in related lawsuits brought by clients and others.

We are dependent on clearing agents for executing and processing our futures transactions and any failures by them or difficulties in our relationships could materially harm our business.

We are dependent on certain clearing agents for the orderly processing of futures and options on futures transactions. Our clearing agreements with our clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms' agreements with their third-party suppliers could harm our business. Termination of our relationship with our clearing firms could expose us to certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws, which could have a material adverse effect on our business. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result.

Losses due to employee or customer fraud could have an adverse effect on our business.

We are exposed to potential losses resulting from fraud and other misconduct by employees, customers or third parties. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Third parties may engage in fraudulent activities, including fraudulent access to legitimate customer accounts, the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

The future sale of shares of our common stock may negatively impact our stock price.

If our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by our largest shareholder or any other large shareholders could cause the market price of our common stock to fall.

The price of our stock can fluctuate significantly.

The market price of our stock has been volatile in the past and could decrease substantially. This could result for many reasons including variations in actual or anticipated quarterly financial results, industry developments, or our reputation is harmed.

Item 2. Description of Property

We have a seven year, three month lease which expires August 31, 2012 on our corporate headquarters located in Chicago, Illinois. We also lease space for two co-location data centers located in Chicago, Illinois. The data center leases expire in November, 2008 and October, 2008. One of the co-location data centers is used for our primary data storage consisting of servers and communication equipment and a second co-location data center is for trade data feeds.

We currently have a three year lease on our facility located in Dallas, Texas for our technology subsidiary, which expires in January, 2009, and a co-location data center in Dallas, Texas with a lease expiration of January, 2009. We are in the process of closing both locations and are in discussions with the lessors to terminate our leases during 2008.

In addition, we rent space for an office in Boulder, Colorado which has a one year contract which expires in July, 2008 along with an office located in New York, New York which has a five year contact expiring in March, 2012. We also rent space in Bucharest, Romania for software development which has a one year contract expiring in October, 2008.

The following summarizes the information relating to our main facility. We believe this facility is adequate to meet our requirements at the current level of business activity.

City	Approximate (sq. ft.)	Usage
Chicago, Illinois	15,500	Corporate Headquarters

Item 3. Legal Proceeding

In July 2007, Terra Nova received a decision by a FINRA arbitration panel in the matter of Albert Kaplan versus Terra Nova Trading, L.L.C. in favor of the claimant in the amount of $450,000. The matter involved a business dispute between parties and was not customer related. Mr. Kaplan alleged he was entitled to commission payments after termination of his registered representative status. The Company paid the entire judgement amount of $450,000 during 2007.

From time to time the Company is engaged in routine legal proceedings that are incidental to the conduct of its business. None of such proceedings are deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the fourth quarter of 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol TNFG. The quotations below reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The prices in the following table have been adjusted to reflect the one-for-ten reverse stock split effective August 1, 2007.

	Closing Sales Price
2006	High	Low
First Quarter	$ 4.10	$ 2.00
Second Quarter	4.10	2.50
Third Quarter	2.60	2.00
Fourth Quarter	3.00	2.10

2007	High	Low
First Quarter	$ 3.30	$ 2.00
Second Quarter	2.40	1.80
Third Quarter	2.20	1.21
Fourth Quarter	1.85	1.30

Common Stock Holders

As of December 31, 2007 there were approximately 141 holders of record and approximately 1,100 beneficial holders of our common stock.

Dividends

We do not anticipate declaring any stock or cash dividends on our common stock in the foreseeable future. The Board of Directors declared dividends on all accumulated preferred stock dividends and was payable to holders of record on September 28, 2007. The amount of preferred dividends paid in arrears was $374,397.

Recent Sales of Unregistered Securities

In the fourth quarter of 2007 the Company did not issue shares of common stock that were not registered under the Securities Exchange Act of 1934.

Repurchase of Securities

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company is to conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. In the fourth quarter of 2007 the Company repurchased 672,294 shares valued at $1,040,610 which was retired and therefore not included in treasury stock.

The following table sets forth information on our common stock buyback program for the quarter ended December 31, 2007:

Month	Total number of shares purchased	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
October	100,000	$1.35	100,000	$4,864,250
November	287,794	1.61	387,794	4,398,743
December	284,500	1.53	672,294	$3,959,390
Total	672,294	$1.55

Item 6. Management's Discussion and Analysis and Results of Operation

Overview

We operate through two primary subsidiaries: Terra Nova Financial, LLC, a specialized financial services firm focused on supporting trading professionals and RushGroup Technologies, Inc., the technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center.

Terra Nova operates four divisions: Institutional Division is a provider of clearing services, prime brokerage, agency-only brokerage, and advanced direct market access solutions to hedge funds, money managers, and proprietary trading units; Direct Division provides trading services to individual active traders and investors with a focus on trade executions at competitive commissions through direct market access trading platforms; Broker Services Division provides financial and technological resources for referring broker-dealers, registered representatives, registered investment advisors and foreign brokers including correspondent clearing services, trade execution, white-label direct market access trading platforms, customized trade and business reports as well as account management and custody; and Investment Banking Division provides advice to corporate and institutional clients throughout the world on mergers, acquisitions and other financial matters.

2008 Developments

2007 was a pivotal year for the Company. We substantially completed the integration of RushGroup and Terra Nova and improved the overall cost structure. Moreover, we have taken various steps to establish an infrastructure that will foster growth in the years ahead. This is reflected in our customer base, product offering, operations, number of employees and financial results. Today, the Company services a more diverse customer base than what was previously supported by the Company.

In 2008, our focus is primarily on factors within our control, including:
•	eliminate legacy dependencies on third parties including networking, connectivity and data management services;
•	improve our process and ability to operate as an agnostic clearing agent for different front-end trading platforms;
•	refine our clearing processes; and
•	deploy our capital in a manner to maximize shareholder return

The Company plans to eliminate several legacy dependencies on third parties including networking, connectivity and data management services. We believe these steps should result in improved economic terms, particularly when factoring the consolidation of the RushGroup infrastructure into our Chicago facilities.

The broker-dealer subsidiary, while favoring the RushGroup platforms, continues to improve its ability to operate as an agnostic clearing agent for different front-end trading platforms. Our control over the back office processes allows the firm to accommodate business opportunities which revolve around non-traditional front-end trading platforms.

The Company anticipates that it will continue to increase the number of transactions and executions that it processes, but this growth will likely be offset by compression in the pricing environment. In an effort to mitigate any impact from lower pricing we will continue to invest resources in our back office technology to lower the man-hours required to manage our systems.

The capital structure has improved significantly over the course of 2007. In the beginning of 2008, we began the process of redeeming all of our outstanding preferred stock in accordance with the terms of such preferred stock. Once the preferred stock redemptions have been completed, which we anticipate will be in the first half of 2008, along with accrued dividends paid in September 2007, and retiring the convertible notes and bonds, the Company will have eliminated approximately $1.8 million of legacy capital with an annual cost of 9.7%. We anticipate annualized savings of approximately $150 thousand a year in interest and dividend expense as a result of the redemptions. From the inception of our previously announced stock repurchase program in September 2007 to first quarter of 2008, the Company has repurchased over one million shares of Company stock or 4.2% of shares outstanding at an average price of approximately $1.44 a share. The Company has approximately $3.3 million remaining under the current common stock buyback program and will continue to opportunistically acquire its stock. In 2007 we focused on improving our capital structure, technology and business processes, all of which consumed capital and resources of approximately $3.5 million. Looking forward we are seeking to redeploy our cash flow to strengthen our sales presence.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The Company performed its annual impairment test of goodwill at December 31, 2007 and determined that there was no impairment. Future impairment charges could result from significant or long-term changes in external market conditions or a downturn in the Company's operating results.

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

Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. These intangibles are being amortized on a straight-line basis over their estimated useful life of ten years. The Company evaluates the carrying value of amortizable intangibles whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

If the total of expected future undiscounted cash flows is less than the carrying amount of the asset a loss is recognized based on the amount by which the carrying value exceeds the assets' fair value.

Share-Based Compensation

We adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. We have adopted the fair value provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of adoption, compensation cost is recognized for all stock-based awards issued after the effective date, and for the portion of outstanding awards for which the requisite service has not yet been rendered (i.e., stock-based awards granted prior to the effective date, but not yet vested as of the effective date), based on their fair values. The fair value of share-based award is amortized on a straight-line basis over the awards requisite service period reduced by estimated forfeitures. Accounting for share-based compensation requires the use of estimates. If actual results differ from our estimates a material change to our financial condition or results of operations could result.

Long-lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities. Our accounting for income taxes requires the use of judgment in assessing whether our deferred tax assets will be realized and in assessing the tax consequences of transactions recognized in our financial statements. If actual results differ from our estimates a material change to our financial condition or results of operations could result.

Revenue Recognition

Revenues primarily consist of brokerage related commission and fees, interest income, and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of account and transaction fees and are recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to account holders. Interest income is primarily generated by charges to customers on margin balances and revenue from customer cash held and invested by Terra Nova as a clearing firm, offset by interest paid to customers on their credit balances. Interest is recorded on an accrual basis as earned.

Results of Continuing Operations

The following table below represents total revenue and total expense from the Consolidated Statements of Operations for year ended December 31, 2007 compared to year ended December 31, 2006. The financial information below is derived from the audited consolidated financial statements and related notes in the Annual Report on Form 10-KSB.

	Years Ended December 31,
Results of Continuing Operations	2007	2006
		(as restated)
Total revenues	$49,692,834	$37,536,289

Total operating expenses	43,557,823	40,701,651

Interest expense	65,373	258,369

Income (loss) before income taxes	6,069,638	(3,423,731)

Income tax provision	2,450,905	-

Net income (loss)	$3,618,733	$(3,423,731)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

On May 17, 2006 the Company acquired the membership interests of Terra Nova, MW School and MW Securities. In connection with the acquisition, the Company issued $35 million in Series E Preferred Stock and detachable common stock warrants. Of the proceeds of the offering, $25,493,122 was used to purchase the aforementioned assets, and the balance is being used for transactional costs and working capital. Fees associated with the issuance of the Series E Preferred Stock, including commissions, were $2,488,206. The Company issued approximately 1,446,200 underwriter warrants with a fair value of $2,980,422 recorded as additional paid-in capital. The issuance of the Series E Preferred Stock and warrants resulted in a beneficial conversion feature of $23,699,816.

Since the May 2006 acquisition, the Company continues to execute the integration of the acquired entities. We fully implemented our OCC membership and transferred all option clearing efforts from a third party broker. In September 2006 the majority of RushTrade customers were transferred to Terra Nova, significantly reducing third party clearing charges by Penson Financial Services. The RushGroup subsidiary completed moving and upgrading to a co-location data center facility in Chicago, Illinois to better support their products and service their clients. The Company continues to identify enhancements to our product offerings to improve its position in the marketplace while reducing overhead and personnel costs. We anticipate that the combination of the entities and with the proper execution of our business and integration plans will position the Company to further increase revenues. We are seeing significant growth in our RushGroup platform as technology improvements have strengthened its position.

Terra Nova's revenues vary based upon economic factors involving stock market volatility, interest rates changes, changes required to meet an always evolving marketplace, and compliance related changes. These four major factors impact our business on a continual basis. In addition, and as previously noted in the Company's 10-KSB and 10-QSB filings, the acquisition in May 2006 of Terra Nova has had a material effect on the financial position of the Company.

Terra Nova is dependent on the overall activity in the U.S. equity and options markets. As many U.S. stock indexes advanced both in 2006 and in 2007, the National Securities Clearing Corporation demonstrated steady growth in equities volume during the same time period. The Futures Industry Association also reported volume growth in futures contracts traded along with the OCC in listed options. During 2007, the financial markets experienced significant volatility resulting in a large increase in trading activity. Likewise, we have experienced growth in executed transactions. The majority of the Company's trading volume growth is a direct result of the acquisition of Terra Nova.

Due to the highly competitive environment in which we operate, we are continually looking for and creating new and innovative products which increase customer satisfaction along with providing state-of-the-art software necessary for successful traders. This includes continual enhancing of our trading technology along with our back office clearing systems to keep up with the dynamic financial services industry environment in which we operate.

Since the May 2006 acquisition the Company continues to execute the integration of the acquired entities. The integration plan includes the reduction of expenses thru synergies gained, reduction of operational duplications and use of technologies. We have reduced overhead and personnel costs at RushGroup while continuing to identify additional synergies throughout the Company as well as to identify enhancements to our product offerings, thereby positioning the Company to attract additional revenues and market share. We are allocating resources to improve our technology, a key component for our growth. This will include additional functionally and capacity.

As a result of the aforementioned the gross revenues increased from approximately $37.5 million to $49.7 million from 2006 to 2007.

Our results for the year ended December 31, 2007 reflect the following important factors:

•	Net income before taxes of $6.1 million in 2007 compared to a $3.4 million net loss for 2006.
•	Increased number of RushGroup platform users 146% from 2006 to 2007 along with an increase in trades executed on the RushGroup platforms by 71% from 2006 to 2007.
•	Completed a one-for-ten reverse stock split on August 1, 2007 reducing outstanding shares from 271.9 million to 27.2 million.
•	Implementation of a common stock buy-back program on September 28, 2007 authorizing the use of up to $5 million to repurchase outstanding common stock. We repurchased 672,294 shares in 2007 for approximately $1 million reducing outstanding shares to 26.5 million.
•	Revenue per employee of approximately $540 thousand based on 92 full-time employees for the year ended December 31, 2007 compared to $395 thousand based on 95 full-time employees for year ended December 31, 2006.
•	Increase in customer assets by 7% to $921 million as of December 31, 2007 compared to December 31, 2006.
•	Declared all accumulated dividends payable on all series of Preferred Stock to holders of record on September 28, 2007. The amount paid in arrears was $374,397.
•	Retired all 12% convertible bonds including accrued interest during the fourth quarter in 2007. Total principal paid was $330,000 and accrued interest paid was $180,034.
•	Retired all 9% convertible notes including accrued interest during 2007. Total principal paid was $300,000 and accrued interest paid was $43,333.
•	Completion of two co-location data center facilities located in Chicago, Illinois for reducing reliance on third party providers.
•	Implementation of a new RushGroup Technology trading software release providing enhanced product functionality.
•	Substantial completion of the IT infrastructure relocation from Dallas, Texas to Chicago, Illinois maximizing operational efficiencies.
•	Creation of Romanian wholly-owned subsidiary, SC QuantNova Research SRL, staffed by development personnel enhancing the Company's proprietary trading and clearing systems.

Revenues

Commissions and fees

Terra Nova is dependent on the overall activity in the U.S. equity and options markets and continues to devote resources toward marketing its online direct access trading platforms and increasing the overall client base, which management expects will continue to drive improvement in trade volumes and revenues. Commission revenue consists of executing stock exchange listed securities along with exchange listed options transactions for the Company's clients. We generate commissions as the Company's clients execute transactions on other products including futures and futures options, ETF's, fixed income, and mutual funds. Commission revenues are recorded on transactions on a settlement date basis. The fee revenue is generated on client accessing our proprietary software platform and market data fees.

Commissions and fees increased $6.2 million to $33.9 million from $27.7 million, an increase of 22.1%, from 2006 to 2007. A large portion of the increase is due to recognizing a full year of Terra Nova commissions and fees in 2007 compared to 2006 which included commissions and fees of Terra Nova from the acquisition date in May 2006.

From 2006 to 2007 both equity and options and futures commissions increased due to both an increase in customer accounts and higher transactions. Terra Nova has experienced growth in tickets from approximately 4.8 million in 2006 to 5.6 million, or 16.8%, due to increase in customer base, growth in financial markets and continued adoption of electronic trading. Commission rates experienced pressure throughout the year due to marketplace competition.

Interest income

As a self-clearing broker-dealer we receive interest revenue on customer credit and debit balances thru interest bearing accounts, U.S. Government securities and correspondent clearing interest sharing arrangements. Interest income increased 52.2% from $9.2 million during 2006 to $13.9 million during 2007. A large portion of the increase is due to recognizing a full year of Terra Nova's interest income in 2007 compared to 2006 which included interest income of Terra Nova from the acquisition date in May 2006.

During 2007, the Federal Reserve Open Market Committee lowered the federal funds rate 50 basis points on September 18, 25 basis points on October 31, and 25 basis points on December 11 totaling 100 basis points from 5.25% to 4.25%. As a result of the federal funds rate decline, the broker call money rate, a short-term interest rate, also declined from 7.00% to 6.00% which is the base rate Terra Nova charges on margin debit cash balances. We also borrow securities resulting from clients who have short securities and receive interest from broker-dealers who we have collateralized with cash in return for borrowing the security.

Software fees and other income

Software fees increased 271.1% from $203 thousand in 2006 to $754 thousand in 2007. The increase in software fees was due to an increase in clients using RushGroup platform software. We expect to increase software fees on the RushGroup trading platforms as we continue to add new and existing clients.

Other income increased 146.9% from $416 thousand in 2006 to $1 million in 2007. Other revenue consists of data revenue and other miscellaneous operating fees charged to clients and investment banking fees. The increase in investment banking fees comprised 60% of the increase in other income.

Approximately 24% of the Company's total revenue was attributable to our ten largest customers in 2007 compared to 22% in 2006. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations.

Expenses

Commissions and clearing

A percentage of the commissions are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We have access to multiple ECN's ("electronic communication networks") and other execution venues which are paid a fee (or rebate payment for order flow) for executing equity and option transactions on or thru their systems. We are members of multiple exchange and regulatory organizations and must pay them fees when executing transactions through them, and these exchange and regulatory costs are typically based on number of transactions executed. Softdollar expense is defined as arrangements under which products or services other than execution of securities transactions are obtained by a trader, adviser, fund or institution and paid by Terra Nova. We clear our futures through an established futures commission merchant.

Commissions and clearing decreased from $14.2 million in 2006 to $12.9 million in 2007, a decrease of $1.3 million or 8.9%. In September 2006, the Company terminated a third party clearing relationship for RushTrade executed trades. These trades are now directly cleared through Terra Nova which reduced our clearing expense by approximately $2 million in 2007. The offset to the cost reduction was in an increase in third party payouts related to an increase in our wholesale options business.

Employee compensation

Employee compensation decreased from $10.7 million in 2006 to $9.9 million in 2007, a decrease of $760,000 or 7.1%. The Company continues to review its resources and requirements and has reduced various employee related expenses where appropriate. Share-based compensation expense was $3.1 million in 2006 compared to $94,196 in 2007. The 2006 expense was primarily attributable to warrant grants made to employees in May and August 2006 which had a fair value of $2.9 million.

The warrant agreements for the May and August 2006 warrant grants did not provide for forfeiture of unvested portions of the warrant upon termination of employment. As a result, absent such a service condition, the compensation cost related to these warrants was fully recognized on the date of grant. (See Note 2 for a description of the restatement of our consolidated financial statements for the year ended December 31, 2007 relating to the recognition of the compensation cost for these grants.)

Employee compensation consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Our overall number of full-time employees is ninety-two as of December 31, 2007.

Quotations and market data

Quotations and market data expenses increased from $4.5 million in 2006 to $6.1 million in 2007, an increase of $1.6 million or 33.9%. A large portion of the increase is due to recognizing a full year of Terra Nova's quotations and market data expense in 2007 compared to 2006 which included quotations and market data expense of Terra Nova from the acquisition date in May 2006. The majority of the quotations and market data expense is payments to third parties for data and trading platform access for the Company clients and is a variable cost based on the number of clients and the required functionality. The remaining fees include payment to multiple vendors for access to market data including option and equity prices and news information. Terra Nova continually increases reliance on internal technology both at Terra Nova and RushGroup which assists in controlling such costs and expenses.

Interest expense on brokerage accounts

Starting in the third quarter of 2007, the Federal Reserve Open Market Committee lowered the federal funds rate on three instances totaling 100 basis points from 5.25% to 4.25%. As a result of the federal funds rate decline, the broker call money rate declined from 7.00% to 6.00% which is the base rate Terra Nova credits clients on cash balances. The last increase in the broker call money rate was on June 29, 2006 which increased 25 basis points from 6.75% to 7.00% while the federal funds increased from 5.00% to 5.25%.

Interest expenses on brokerage accounts increased approximately $2 million or 43.9% from $4.5 million in 2006 to $6.4 million in 2007. A large portion of the increase is due to recognizing a full year of Terra Nova's interest expense in 2007 compared to 2006 which included interest expense of Terra Nova from the acquisition date in May 2006. As a self-clearing broker-dealer we pay interest to clients on cash credit balances as well as interest to banks for customer related loans which support customer debits. The interest rate is based on the broker call money rate which is a short-term interest rate.

Advertising and promotional

Advertising and promotional increased by $19 thousand to $642 thousand for the twelve month period ended December 31, 2007 compared to the same period in 2006. These expenses include trade shows, targeted marketing in multiple financial publications, online advertising, and various sales force marketing related expenses.

Professional fees

Professional fees increased $969 thousand or 83.1% from $1.2 million in 2006 to $2.1 million in 2007. The majority of the expense relates to legal and consulting fees incurred for the Company's Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax matters, the reverse stock split, regulatory compliance as well as fees incurred in relation to the settlement of certain liabilities.

As a non-accelerated filer, Section 404 of the Sarbanes-Oxley Act requires management to report on the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2007. During the third quarter of 2007, we initiated the implementation of meeting Section 404 requirements which resulted in increased professional fees. Increased professional fees are expected to continue into 2008.

Communications and information technology

For the twelve months ended December 31, 2007, communications and information technology expenses increased by $271 thousand to $814 thousand from the same period last year. As technology plays a major role in our daily operations we have multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider, we maintain two co-location data centers in Chicago, Illinois. We continue to transfer services from third party providers to internally based solutions and enhancing various facilities and functionality to better meet the needs of the organization, reduce expenses and lower reliance on third party providers. We continually invest in our technology and infrastructure systems including hardware and software upgrades and disaster recovery systems.

Depreciation and amortization

Depreciation and amortization increased 25% from $1.2 million to $1.5 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in depreciation and amortization is due to recognizing a full year of amortization of intangible assets of $6.6 million acquired as part of the acquisition of Terra Nova in 2007 compared to 2006 which included amortization of intangible assets expenses from the acquisition date in May 2006. The acquired intangible assets comprised the values ascribed to the acquired client lists and trade name of $4.7 million and $1.8 million, respectively. The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of ten years.

Other general and administrative expenses

Other general and administrative expenses decreased $176 thousand or 5.4% to $3.1 million for year ended December 31, 2007 compared to the same period in 2006. The general and administrative expenses include legal settlement expenses, certain clearing related expenses, office rent, shareholder relations, travel and entertainment, director compensation, and miscellaneous expenses incurred by the Company. In 2007, we had a reduction in clearing related expenses and settled several liabilites resulting in a gain of $70,661. These decreases were offset by the lump sum payment of $295 thousand pertaining to the resignation of the Chief Financial Officer (See Note 19 to the consolidated financial statements). The Company also settled a legal arbitration for $450 thousand in the third quarter of 2007 which was offset by $225 thousand received from an escrow account created by the former owners of Terra Nova Financial, LLC.

Income tax provision

The income tax provision for the year ended December 31, 2007 was $2.5 million and zero for year ended December 31, 2006. The Company's income tax provision of $2.5 million consists of $1.9 million current tax expense and $500 thousand deferred tax expense. The $500 thousand deferred tax expense is the result of the utilization of the Company's net operating loss carryforward ("NOL") and a reduction in the Company's deferred tax asset. Actual income taxes that have been or will be paid in cash for 2007 will be $1.9 million.

There was no income tax provision during 2006 due to the Company incurring a net loss.

Liquidity and Capital Resources

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

Cash and cash equivalents

As reflected on the Consolidated Statements of Cash Flows, cash and cash equivalents increased 38.4% to $7.9 million at December 31, 2007, from $5.7 million at December 31, 2006. Cash flow from operations was $13.5 million for twelve months ended December 31, 2007. We generated net income for twelve months ended December 31, 2007 of $3.6 million. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $1.5 million and stock-based compensation of $94,196. Some of the larger changes included a decrease in receivables from customers of $9.7 million, a decrease in segregated cash of $12.5 million, a decrease in receivables to brokers, dealers, and clearing organizations of $30.5 million, and a decrease in payables to customers of $44.1 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts, which were approximately $194.5 million at December 31, 2007.

Cash flow used in investing activities for twelve months ended December 31, 2007 was $1.5 million, due to the purchase of property and equipment of $971thousand and $543 thousand resulting from capitalization of software development costs.

Cash flow used in financing activities during the twelve months ending December 31, 2007 was $9.8 million due to a net decrease in our line of credit of $7.8 million, $1 million for the common stock buyback plan, $630 thousand used to retire the convertible bonds and notes payable, and payment of preferred dividends of $374 thousand.

Cash segregated in compliance with federal regulations

Cash segregated in compliance with federal regulations was $144.2 million at December 31, 2007 versus $156.8 million at December 31, 2006. Such funds have been segregated in special reserve accounts, primarily in interest bearing cash deposits, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. We are required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

Line of Credit

Our secured credit line, used to facilitate the self-clearing broker-dealer, is with BMO Capital Markets. We continue to pursue additional lines to facilitate future growth. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. At December 31, 2007, our liability related to the line of credit was $10.8 million compared to $18.6 million at December 31, 2006.

Liquidity

We plan to grow organically and at the present time do not anticipate additional cash needs, but to the extent opportunities are presented, we may need to raise additional capital or issue additional equity.

Contractual Obligations

We have a seven year, three month lease which expires August 31, 2012 on our corporate headquarters located in Chicago, Illinois. We also lease space for two co-location data centers located in Chicago, Illinois. These leases expire in November, 2008 and October, 2008.

We currently have a three year lease on our facility located in Dallas, Texas for our technology subsidiary, which expires in January, 2009, and a co-location data center in Dallas with an expiration of January, 2009. We are in the process of closing both locations and are in discussions with the lessors to terminate our leases during 2008.

In addition, we rent space for an office in Boulder, Colorado which has a one year contract which expires in July, 2008 along with an office located in New York, New York which has a five year contact expiring in March 2012. We also rent space in Bucharest, Romania for software development which has a one year contract expiring in October, 2008.

The following table illustrates our outstanding contractual obligations including minimum annual rental commitments under non-cancelable operating leases obligations as of December 31, 2007. During 2007, we have paid in full all outstanding convertible notes and convertible bonds (See Note 6 to the consolidated financial statements) and therefore we do not have any debt contractual obligations as of December 31, 2007.

Years Ending December 31,	Operating Lease Obligation
2008	$590,480
2009	294,960
2010	293,806
2011	297,465
2012	168,163
Thereafter	-
Total	$1,644,874

Item 7. Financial Statements

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes thereto are set forth on pages F-2 through F-31 are filed as part of this Annual Report on Form 10-KSB.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosures

We have no disagreements with our independent registered public accounting firm on any matter of accounting principles or with any financial statement disclosures.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-KSB. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as a result of the material weaknesses described in the Management's Report on Internal Control Over Financial Reporting on page 24 of this Form 10-KSB our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-KSB. In light of the material weaknesses identified we performed additional analysis and utilized external resources in technical accounting areas in connection with the preparation of the financial statements included in this report, including a restatement of our financial statements for the year ended December 31, 2006, to ensure that the financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States of America. Notwithstanding these material weaknesses, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediations of Material Weaknesses

During the first quarter of 2008 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting as of December 31, 2007. The deficiencies and remedies were as follows:

1.	The first material weakness was the Company did not have in place adequate processes and procedures for assuring that the documentation of certain warrant awards properly reflected the non-economic terms of the grants and that such awards, as documented, were properly recorded under applicable equity compensation accounting rules. This material weakness resulted in a restatement of our 2006 consolidated financial statements and our interim consolidated financial statements for the quarterly periods June 30, 2006 through September 30, 2007. In order to remediate this weakness, in the first quarter of 2008, the Company commenced a review of existing equity compensation agreements and implemented ongoing formal procedures to provide for a quarterly legal and accounting review of all equity compensation agreements to assure proper accounting treatment.

2.	The second material weakness was inadequate password security controls in the databases of our reporting systems and inadequate protection of sensitive private client data. The Company remediated the material weakness during the first quarter of 2008 by encrypting all passwords to protect client data and we also strengthened database password rules and now assign each employee an individual account to improve accountability and ensure protection of financial reporting systems.

3.	The third material weakness concerned inadequate measures to prevent unauthorized Company personnel from having the ability to access information in client accounts and for inadequate measures taken by the Company's information technology department to ensure operations staff is familiar with all the operations tasks relevant to them. The Company remediated these issues during the first quarter of 2008 by preventing certain Company employees from accessing unnecessary systems and creating secure User ID/Password combinations.

4.	The fourth material weakness was a lack of standard change management policies relating to application program, systems, and maintenance changes. The Company remediated the material weakness during the first quarter of 2008 by establishing a formal chain of evidence process for the change management cycle.

5.	The fifth material weakness was a lack of adequate review procedures relating to the user accounts within the Microsoft active directory. The Company remediated the material weakness during the first quarter of 2008 by establishing a quarterly review and signoff on users of all critical applications.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

Our management, including the chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment under the framework in Internal Control - Integrated Framework, the Company's management, including the chief executive officer and chief financial officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2007. Specifically, we identified ineffective controls over certain processes involving inadequate security controls pertaining to unauthorized employee access to client accounts, inadequate security controls over financial systems, and inadequate ID/Password security. In addition, the information technology department did not maintain adequate procedures and documentation when implementing system changes and reviewing and deactivating inactive user accounts. There were inadequate processes and procedures for assuring that the documentation of certain warrant awards properly reflected the non-economic terms of the grants and that such awards, as documented, were properly recorded under applicable equity compensation accounting rules.

This Annual Report on Form 10-KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-KSB.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Goverance; Compliance with Section 16(a) of the Exchange Act

The information required under Item 9 of Form 10-KSB is incorporated by reference herein from the discussion under the headings "Management," "Election of Directors - Directors of the Company," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board Structure and Composition - Committees of the Board" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders. We have a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our directors, officers and employees and those of our subsidiaries. The Code of Business Conduct and Ethics is posted on our website at www.TNFG.com on the Corporate Governance page. We will post on our website any amendments to or waivers of the Code of Business Conduct and Ethics for executive officers or directors, in accordance with applicable laws and regulations.

Item 10. Executive Compensation

The information required by Item 10 of Form 10-KSB is incorporated by reference herein from the discussions under the headings "Compensation of the Board" and "Executive Compensation" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by Item 11 of Form 10-KSB with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Equity Compensation Plan

The following table sets forth the equity compensation plan information at December 31, 2007:

	(a)	(b)	(c)
Equity Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,813,074	$2.39	1,137,500

Equity compensation plans not approved by security holders	-	-	-
Total	3,813,074	$2.39	1,137,500

Item 12. Certain Relationships and Related Transactions

The information required by Item 12 of Form 10-KSB is incorporated by reference herein from the discussions under the headings "Certain Relationships and Related Transactions" and "Board Structure and Composition - Director Independence" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. Exhibits

Articles of Incorporation and By-Laws
3.1	Amended and Restated Articles of Incorporation of Rush Financial Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 of Terra Nova Financial Group, Inc's Registration Statement on Form SB-2/A, filed with the SEC on October 31, 2006).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Terra Nova Financial Group, Inc., dated May 24, 2007.
3.3	Articles of Amendment to the amended restated articles of incorporation of Terra Nova Financial Group, Inc., dated July 18, 2007.
3.4	Bylaws of Terra Nova Financial Group, Inc., as amended (incorporated herein by reference to Exhibit 99.2 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated June 14, 2007 filed with the SEC on June 15, 2007).
Material Contracts
10.1	Membership Interest Purchase Agreement, dated as of March 30, 2006, by and between Rush Financial Technologies, Inc. and TAL Financial Services, LLC (incorporated herein by reference to Exhibit 2.6 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.2	Securities Purchase Agreement, dated as of March 16, 2006, by and between Rush Financial Technologies, Inc. and each purchaser party thereto (incorporated herein by reference to Exhibit 10.23 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).
10.3*	Resignation Agreement and Mutual Release, effective December 26, 2007, between Terra Nova Financial Group, Inc. and M. Patricia Kane.
10.4	Services Agreement, dated as of February 12, 2008, by and between Terra Nova Financial Group, Inc. and Bonanza Fund Management, Inc.
10.5*	Form of Stock Option Award Agreement.
10.6*	2005 Long-Term Equity Incentive Plan of Rush Financial Technologies, Inc. entered into as of June 15, 2005 (incorporated herein by reference to Exhibit B of Rush Financial Technologies, Inc. Proxy Statement on Schedule 14A, filed with the SEC on May 12, 2005).
10.7*	Amendment No. 1 to 2005 Long-Term Equity Incentive Plan of Terra Nova Financial Group, Inc. (incorporated herein by reference to Exhibit 4.3 of Terra Nova Financial Group, Inc's Registration Statement on Form S-8 filed with the SEC on November 28, 2007).
10.8	License Agreement, between Townsend Analytics, Ltd. and Terra Nova Financial, LLC entered into as of February 1, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current report on Form 8-K dated March 20, 2008).
10.9*	2006 Warrant Incentive Plan of Rush Financial Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 of Rush Financial Technologies, Inc. Current Report on Form 8-K filed with the SEC on May 25, 2006).
21.1	Subsidiaries of Terra Nova Financial Group, Inc.
23.1	Consent of KBA Group LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Terra Nova Financial Group, Inc.
*Management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-KSB is incorporated by reference herein from the discussion under the heading "Independent Auditor Fees" in the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Terra Nova Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Terra Nova Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006 the Company changed its method for accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

As discussed in Note 2 to the consolidated financial statements the Company has restated its 2006 financial statements.

/s/ KBA GROUP LLP
Dallas, Texas
April 8, 2008

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
ASSETS	2007	2006
		(as restated)
Cash and cash equivalents	$7,937,880	$5,733,813
Cash segregated in compliance with federal regulations	144,225,499	156,751,025
Receivables from brokers, dealers and clearing organizations	24,902,262	55,397,271
Receivables from customers and non-customers	47,261,886	56,969,549
Property and equipment, net	1,150,312	614,746
Capitalized software development costs, net	1,883,375	1,754,114
Intangible assets, net	5,481,660	6,221,871
Goodwill	7,501,408	9,583,480
Deferred income taxes, net	1,569,892	-
Other assets	1,309,190	1,693,392
Total assets	$243,223,364	$294,719,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$10,848,000	$18,625,000
Payables to brokers, dealers and clearing organizations	694,148	911,261
Payables to customers and non-customers	194,493,946	238,622,993
Accounts payable and accrued expenses (including $0 and $42,071 of accrued interest due to related parties at December 31, 2007 and 2006, respectively)	3,407,832	5,074,011
Accrued preferred stock dividends	29,950	258,520
Income tax liability	592,918	-
Convertible notes payable	-	300,000
Convertible bonds payable (including $110,000 due to related parties, net of unamortized debt discount of $0 and $8,853 at December 31, 2007 and 2006, respectively)	-	321,147
Total liabilities	210,066,794	264,112,932

Commitments and contingencies

Shareholders' equity
Preferred stock - $10 par value; 5,000,000 shares authorized
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,350 and 14,063 shares issued and outstanding at December 31, 2007 and 2006, respectively; liquidation value of $159,104 at December 31, 2007	143,500	140,630
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 49,480 shares issued and outstanding at December 31, 2007 and 2006; liquidation value of $651,946 at December 31, 2007	494,800	494,800
Common stock; $0.01 par value, 150,000,000 and 800,000,000 shares authorized at December 31, 2007 and 2006, respectively; 26,531,557 and 27,184,294 shares issued and outstanding at December 31, 2007 and 2006, respectively	265,316	271,843
Additional paid-in capital	53,339,299	54,404,134
Accumulated deficit	(21,086,345)	(24,705,078)
Total shareholders' equity	33,156,570	30,606,329
Total liabilities and shareholders' equity	$243,223,364	$294,719,261

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2007	2006
REVENUES		(as restated)
Commissions and fees	$33,938,394	$27,741,711
Interest income	13,971,377	9,174,633
Software fees	754,316	203,292
Other income	1,028,747	416,653

Total revenues	49,692,834	37,536,289

OPERATING EXPENSES
Commissions and clearing	12,905,432	14,164,031
Employee compensation	9,982,675	10,746,405
Quotations and market data	6,064,341	4,530,501
Interest expense on brokerage accounts	6,407,478	4,451,413
Advertising and promotional	642,080	622,568
Professional fees	2,135,070	1,165,757
Communications and information technology	814,432	543,062
Depreciation and amortization	1,519,190	1,214,830
Other general and administrative expenses	3,087,125	3,263,084

Total operating expenses	43,557,823	40,701,651

Operating income (loss)	6,135,011	(3,165,362)

Interest expense (including $13,693 and $33,567 to related parties during 2007 and 2006, respectively)	65,373	258,369

Income (loss) before income taxes	6,069,638	(3,423,731)

Income tax provision	2,450,905	-

Net income (loss)	3,618,733	(3,423,731)

Beneficial conversion feature on preferred stock	-	(23,699,816)

Dividends on preferred stock	(145,827)	(58,152)

Net income (loss) attributable to common shareholders	$3,472,906	$(27,181,699)

Net income (loss) per common share:
Basic	$0.13	$(3.12)

Diluted	$0.13	$(3.12)

Weighted average number of common shares outstanding:
Basic	27,124,661	8,705,199

Diluted	27,521,696	8,705,199

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2007 and 2006

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2006	$660,430	3,747,811	$37,479	$18,756,837	$(21,532,027)	(2,077,281)
Preferred stock dividends	-	-	-	(58,152)	-	(58,152)
Series E preferred stock sale, net of fees	350,000	-	-	32,161,793	-	32,511,793
Conversion of Series E preferred stock to common stock	(350,000)	23,333,335	233,333	116,667	-	-
Conversion of bonds to common stock	-	10,000	100	14,900	-	15,000
Common stock issued for interest	-	2,038	20	5,074	-	5,094
Conversion of preferred to common stock	(25,000)	10,000	100	24,900	-	-
Common stock issued for preferred stock dividends	-	3,854	39	9,495	-	9,534
Stock options exercised	-	20,000	200	29,800	-	30,000
Warrants exercised	-	50,000	500	74,500	-	75,000
Forfeiture of restricted stock	-	(4,250)	(43)	43	-	-
Vesting of restricted stock issued as compensation	-	-	-	50,650	-	50,650
Common stock issued as compensation	-	750	8	2,012	-	2,020
Common stock issued as director fees	-	8,019	80	21,170	-	21,250
Warrants issued with debt financing	-	-	-	141,715	-	141,715
Other	-	2,737	27	(1,025)	-	(998)
Share-based compensation (as restated)	-	-	-	3,053,755	-	3,053,755
Deconsolidation of subsidiary	-	-	-	-	250,680	250,680
Net loss (as restated)	-	-	-	-	(3,423,731)	(3,423,731)
Balance at December 31, 2006 (as restated)	635,430	27,184,294	271,843	54,404,134	(24,705,078)	30,606,329

Preferred stock dividends	-	-	-	(145,827)	-	(145,827)
Preferred stock adjustment	2,870	-	-	(2,870)	-	-
Stock options exercised	-	17,510	175	14,074	-	14,249
Common stock issued as director fees	-	1,957	20	3,987	-	4,007
Common stock adjustment for reverse split	-	90	-	-	-	-
Repurchase and retirement of common stock	-	(672,294)	(6,722)	(1,033,888)	-	(1,040,610)
Share-based compensation	-	-	-	90,189	-	90,189
Other	-	-	-	9,500	-	9,500
Net income	-	-	-	-	3,618,733	3,618,733

Balance at December 31, 2007	$638,300	26,531,557	$265,316	$53,339,299	$(21,086,345)	$33,156,570

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
OPERATING ACTIVITIES		(as restated)
Net income (loss)	$3,618,733	$(3,423,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	94,196	3,126,677
Depreciation and amortization	1,519,190	1,214,830
Impairment of intangible asset	69,500	-
Amortization of debt discount	8,853	147,063
Deferred income tax provision	512,180	-
(Gain) on settlement of liabilities	(70,661)	(44,056)
Change in assets and liabilities, net of effects of acquisition
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	12,525,525	(42,156,343)
Receivables from brokers, dealers and clearing organizations	30,495,009	(36,073,414)
Receivables from customers and non-customers	9,707,663	3,423,844
Other assets	384,202	411,384
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	(217,113)	(52,682)
Payables to customers and non-customers	(44,129,046)	59,982,446
Accounts payable and accrued expenses	(1,595,518)	(1,511,844)
Accrued payroll tax obligation	-	(693,776)
Deconsolidation of subsidiary	-	250,680
Income tax liability	592,918	-

Net cash provided (used in) by operating activities	13,515,631	(15,398,922)

INVESTING ACTIVITIES
Seat purchase	9,500	-
Cash paid in business combination, net of cash received	-	(14,964,813)
Purchase of property and equipment	(970,638)	(158,219)
Capitalization of software development costs	(542,668)	-

Net cash (used in) investing activities	(1,503,806)	(15,123,032)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net of fees	-	32,511,793
Proceeds from exercise of stock options and warrants	14,249	105,000
Repurchase and retirement of common stock	(1,040,610)	-
Preferred dividends paid	(374,397)	-
Proceeds from convertible note payable to related parties	-	300,000
Payment of convertible notes payable to related parties	(133,333)	(485,000)
Payment of convertible notes payable	(166,667)	-
Payment of convertible bonds payable (including $110,000 to related parties)	(330,000)	-
Net payments on line of credit	(7,777,000)	3,800,575
Proceeds from issuance of notes payable to related parties	-	100,000
Payment of note payable to related parties	-	(100,000)

Net cash (used in) provided by financing activities	(9,807,758)	36,232,368

Net increase in cash and cash equivalents	2,204,067	5,710,414
Cash and cash equivalents at beginning of year	5,733,813	23,399
Cash and cash equivalents at end of year	$7,937,880	$5,733,813

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,407,478	$4,451,413

Cash paid for income taxes	$1,345,807	$-

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Years Ended December 31,
	2007	2006
Supplemental Disclosure of Non-Cash Investing and Financing Activities:		(as restated)
Preferred stock dividends accrued	$145,827	$58,152
Fair value of warrants issued in connection with debt financing recorded as a debt discount	-	141,715
Common stock issued as payment for accrued interest and dividends	-	5,094
Common stock issued as payment for accrued dividends	-	9,534
Conversion of bonds to common stock	-	15,000
Par value of converted preferred stock to common stock	-	375,000
Liabilities accrued for intangible assets to be paid in common stock	-	45,000

See accompanying notes to consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries

Notes To Consolidated Financial Statements December 31, 2007 and 2006

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc (the "Parent") is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC, a specialized financial services firm focused on supporting trading professionals and RushGroup Technologies, Inc., the technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Effective August 1, 2007 Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

Terra Nova Financial, LLC ("Terra Nova"), is a specialized financial services firm focused on supporting trading professionals and a wholly-owned subsidiary of the Parent. Formerly known as Terra Nova Trading, L.L.C., Terra Nova was acquired on May 17, 2006. Terra Nova Trading, L.L.C. changed its name to Terra Nova Financial, LLC in February 2007. Terra Nova is registered with the following exchanges and regulatory organizations:

•	Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority ("FINRA") as a broker-dealer
•	Securities Investor Protection Corporation
•	National Futures Association ("NFA") as a futures commission merchant
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation
•	Chicago Stock Exchange
•	Boston Options Exchange
•	International Securities Exchange
•	National Stock Exchange
•	NYSE Arca Options
•	NYSE Arca Equities
•	American Stock Exchange
•	CBOE Stock Exchange
•	Nasdaq Stock Market

Terra Nova is a specialized financial services firm focused on supporting trading professionals that offers a broad array of trading vehicles including equities, options, futures and commodity options, ETFs, fixed income, and mutual funds. Terra Nova serves a diverse client base of institutions, active traders and investors as well as provides clearing and backoffice services to correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers located in the United States and in certain foreign countries. Terra Nova offers investment banking services specializing in raising capital or providing financial advisory services for small and midcap companies. Primary sources of revenues for Terra Nova include commissions, account fees, and interest.

RushGroup Technologies, Inc. ("RushGroup"), a wholly-owned subsidiary of the Parent, is Terra Nova's technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies RushGroup offers real-time market data platforms and direct access trading systems to broker-dealers, institutional portfolio managers and traders. Primary sources of revenues for RushGroup include software licensing and routing fees.

In September, 2007 the Parent created a new wholly-owned subsidiary called SC QuantNova Research SRL ("QuantNova"). The purpose of this subsidiary is to provide consulting and software development, electronic data processing and databases and software architecture and engineering for the RushGroup trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and currently has five employees.

The Parent also maintains less active or inactive wholly-owned subsidiaries including:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), FINRA broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), FINRA broker-dealer
•	LostView Development Corporation
•	Rushmore Securities Corporation
•	RushTrade.com, Inc.

The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company").

Note 2 - Restatement of 2006 Consolidated Financial Statements

In conjunction with the Purchase and issuance of the Series E Preferred Stock and warrants, (as described in Note 10), the Company's board of directors authorized the issuance of warrants to purchase up to 3,500,000 shares of common stock to the employees of the Company. On May 19, 2006 the board of directors reserved 3,215,000 warrants for issuance to employees. The first issuance of 575,000 warrants occurred on May 19, 2006 with an exercise price of $2.80 per share. On August 4, 2006 an additional 2,452,500 warrants were issued with an exercise price of $2.50 per share. These warrants were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date. These warrants had a calculated fair value of $530,978 and $2,445,384, respectively. These fair value amounts were determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, four year average expected life, a volatility factor of 43% and with a 5.16% and 4.91% risk free interest rate, respectively.

In March 2008, the Company became aware that the warrant agreements for the May and August 2006 warrant grants were silent as to a service condition. The agreements contained a vesting condition and it was the Company's intent that the employees would only continue to vest in the awards if they were employed by the Company. The warrant agreements did not contain such a service condition, therefore, compensation cost related to these warrants should have been fully recognized on the date of grant and not over the vesting period, as previously had been recorded. Accordingly, the Company restated its consolidated financial statements for the year ended December 31, 2006 and its interim consolidated financial statements for the quarterly periods beginning June 30, 2006 through September 30, 2007. The correction of the error results in additional non-cash stock compensation expense of $2.3 million in the restated 2006 consolidated financial statements.

The following tables reflect a summary of the effects of the restatement on the Company's consolidated balance sheets, consolidated statements of operations, and cash flows for the quarterly periods beginning June 30, 2006 through September 30, 2007 along with year ended December 31, 2006.

	As of June 30, 2006			As of September 30, 2006
Consolidated Balance Sheet Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total assets	$216,859,206	$-	$216,859,206	$261,200,852	$-	$261,200,852
Total liabilities	187,995,275	-	187,995,275	232,594,885	-	232,594,885
Additional paid-in capital	50,989,386	395,836	51,385,222	51,421,486	2,446,863	53,868,349
Accumulated deficit	(23,503,370)	(395,836)	(23,899,206)	(24,180,475)	(2,446,863)	(26,627,338)
Total shareholders' equity	28,863,931	-	28,863,931	28,605,967	-	28,605,967
Total liabilities and shareholders' equity	$216,859,206	$-	$216,859,206	$261,200,852	$-	$261,200,852

	Six months ended June 30, 2006			Nine months ended September 30, 2006
Consolidated Statement of Operations Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total revenues	$10,364,183	$-	$10,364,183	$22,865,293	$-	$22,865,293
Employee compensation	3,333,366	395,836	3,729,202	6,680,757	2,446,863	9,127,620
Total operating expenses	12,128,900	395,836	12,524,736	25,528,044	2,446,863	27,974,907
Operating loss	(1,764,717)	(395,836)	(2,160,553)	(2,662,751)	(2,446,863)	(5,109,614)
Net loss	(1,971,343)	(395,836)	(2,367,179)	(2,899,130)	(2,446,863)	(5,345,993)
Net loss attributable to common shareholders	$(25,700,690)	$(395,836)	$(26,096,526)	$(26,642,800)	$(2,446,863)	$(29,089,663)
Net loss per common share:
Basic	$(6.82)	$(0.11)	$(6.93)	$(7.06)	$(0.65)	$(7.71)
Net loss per common share:
Diluted	$(6.82)	$(0.11)	$(6.93)	$(7.06)	$(0.65)	$(7.71)

	Six months ended June 30, 2006			Nine months ended September 30, 2006
Consolidated Statement of Cash Flows Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net loss	$(1,971,343)	$(395,836)	$(2,367,179)	$(2,899,130)	$(2,446,863)	$(5,345,993)
Share-based compensation	271,897	395,836	667,733	679,801	2,446,863	3,126,664
Net cash provided by (used in) operating activities	$(2,150,468)	$-	$(2,150,468))	$3,333,011	$-	$3,333,011

	As of December 31, 2006			As of March 31, 2007
Consolidated Balance Sheet Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total assets	$294,719,261	$-	$294,719,261	$296,522,980	$-	$296,522,980
Total liabilities	264,112,932	-	264,112,932	264,930,156	-	264,930,156
Additional paid-in capital	52,062,685	2,341,449	54,404,134	49,731,070	(104,831)	49,626,239
Accumulated deficit	(22,363,629)	(2,341,449)	(24,705,078)	(21,492,312)	104,831	(21,387,481)
Total shareholders' equity	30,606,329	-	30,606,329	31,592,824	-	31,592,824
Total liabilities and shareholders' equity	$297,719,261	$-	$297,719,261	$296,522,980	$-	$296,522,980

	Twelve months ended December 31, 2006			Three months ended March 31, 2007
Consolidated Statement of Operations Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total revenues	$37,536,289	$-	$37,536,289	$11,906,004	$-	$11,906,004
Employee compensation	8,404,957	2,341,449	10,746,406	2,392,612	(104,831)	2,287,781
Total operating expenses	38,360,202	2,341,449	40,701,651	10,569,790	(104,831)	10,464,959
Operating income (loss)	(823,913)	(2,341,449)	(3,165,362)	1,336,214	104,831	1,441,045
Net income (loss)	(1,082,282)	(2,341,449)	(3,423,731)	871,317	104,831	976,148
Net income (loss) attributable to common shareholders	$(24,840,250)	$(2,341,449)	$(27,181,699)	$857,020	$104,831	$961,851
Net income (loss) per
common share: Basic	$(2.85)	$(0.27)	$(3.12)	$0.03	$0.01	$0.04
Net income (loss) per
common share: Diluted	$(2.85)	$(0.27)	$(3.12)	$0.03	$0.01	$0.04

	Twelve months ended December 31, 2006			Three months ended March 31, 2007
Consolidated Statement of Cash Flows Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income (loss)	$(1,082,282)	$(2,341,449)	$(3,423,731)	$871,317	$104,831	$976,148
Share-based compensation	785,228	2,341,449	3,126,677	126,664	(104,831)	21,833
Net cash provided by (used in) operating activities	$(15,398,922)	$-	$(15,398,922)	$(1,014,556)	$-	$(1,014,556)

	As of June 30, 2007			As of September 30, 2007
Consolidated Balance Sheet Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total assets	$231,257,332	$-	$231,257,332	$249,671,721	$-	$249,671,721
Total liabilities	199,060,744	-	199,060,744	216,269,866	-	216,269,866
Additional paid-in capital	52,415,595	(330,504)	52,085,091	52,484,268	(477,646)	52,006,622
Accumulated deficit	(21,126,352)	330,504	(20,795,848)	(19,989,882)	477,646	(19,512,236)
Total shareholders' equity	32,196,588	-	32,196,588	33,401,855	-	33,401,855
Total liabilities and shareholders' equity	$231,257,332	$-	$231,257,332	$249,671,721	$-	$249,671,721

	Six months ended June 30, 2007			Nine months ended September 30, 2007
Consolidated Statement of Operations Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Total revenues	$25,164,555	$-	$25,164,555	$38,034,368	$-	$38,034,368
Employee compensation	5,252,774	(330,504)	4,922,270	8,185,310	(477,646)	7,707,664
Total operating expenses	22,928,618	(330,504)	22,598,114	34,220,393	(477,646)	33,742,747
Operating income	2,235,937	330,504	2,566,441	3,813,975	477,646	4,291,621
Net income	1,237,277	330,504	1,567,781	2,373,746	477,646	2,851,392
Net income attributable to common shareholders	$1,208,683	$330,504	$1,539,187	$2,246,914	$477,646	$2,724,560
Net income per common share:
Basic	$0.04	$0.02	$0.06	$0.08	$0.02	$0.10
Net income per common share:
Diluted	$0.04	$0.02	$0.06	$0.08	$0.02	$0.10

	Six months ended June 30, 2007			Nine months ended September 30, 2007
Consolidated Statement of Cash Flows Data:	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income	$1,237,277	$330,504	$1,567,781	$2,373,746	$477,646	$2,851,392
Share-based compensation	371,830	(330,504)	41,326	534,362	(477,646)	56,716
Net cash provided by (used in) operating activities	$15,526,238	$-	$15,526,238	$23,281,339	$-	$23,281,339

Note 3 - Summary of Significant Accounting Policies

(a) Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). On May 17, 2006 the Company acquired 100% membership interest in Terra Nova Financial, LLC, Market Wise Stock Trading School, LLC and Market Wise Securities, LLC. These financial statements include the operations of these subsidiaries since the acquisition date. All significant intercompany transactions have been eliminated in consolidation.

(b) Long-lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value. During the year ended December 31, 2007 the Company recorded an impairment charge of $69,500 related to its intangible assets. No impairment occurred during the year ended December 31, 2006.

(c) Fair Value of Financial Instruments

The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, receivables, trade accounts payable and accrued expenses, approximate their fair value due to their short term nature.

(d) Use of Estimates

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

(f) Cash Segregated in Compliance with Regulations

Cash segregated in compliance with federal regulations has been segregated in special reserve accounts, primarily with BMO Capital Markets and clearing organizations, in interest bearing cash deposits or short term government securities, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

(g) Receivables from Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations consists primarily of securities borrowed, commissions receivable and securities relating to the clearance of transactions and deposits with clearing organizations. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various clearing brokers for institutional, prime brokerage, equity and option clearing business, and fully-disclosed futures business.

(h) Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset. Expenditures for maintenance and repairs are charged against income as incurred, and betterments are capitalized. When depreciable assets are sold or disposed of, the cost and accumulated depreciation accounts are reduced by the applicable amounts, and any profit or loss is credited or charged to income.

(i) Accounts Receivable

Accounts receivable, which are included in "Other assets" on the consolidated balance sheets, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for doubtful accounts was $100,000 and $200,000 at December 31, 2007 and 2006, respectively.

(j) Receivables from Customers and Non-Customers

Receivables from brokerage customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms, and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it feel necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company performs periodic credit evaluations and provides allowances for potential credit losses based upon their assessment of specifically identified unsecured receivables and other factors. Management determined that no allowance for doubtful accounts was necessary at December 31, 2007 and 2006.

(k) Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86") internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Under the guidance in SFAS 86 we capitalized costs of $159,320 during 2007, relating to a RushGroup software enhancement which is being amortized over five years using the straight-line method.

The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality is capitalized. Costs associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate costs occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Under the guidance of SOP 98-1 we capitalized costs of $383,348 during 2007 relating to a telephone upgrade of $166,370, $167,630 relating to two new co-locations data centers located in Chicago, Illinois and $49,348 relating to upgrading and enhancing our self-clearing software which are being amortized over five years using the straight-line method.

The Company determined that no write-down of capitalized software development costs was required during the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006 the gross total of all capitalized software development costs was $2,692,847 and $4,226,596, respectively. At December 31, 2007, $1,500,000 of capitalized software development costs are being amortized over their useful life of ten years and $1,192,847 are being amortized over their useful life of five years. During 2007 and 2006, the Company amortized capitalized software development costs of $413,407 and $341,883, respectively. Accumulated amortization of the capitalized software development costs totaled $809,472 and $2,472,482 at December 31, 2007 and 2006, respectively. The capitalized expenses are amortized on a straight-line basis over the estimated useful life of the software.

(l) Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. Amortization expense related to these intangibles during the year ended December 31, 2007 and 2006 was $657,804 and $438,537, respectively. At December 31, 2007 and 2006, accumulated amortization on the customer list and trade name was $882,840 and $213,500 and, $418,896 and $19,640, respectively.

On April 25, 2005, the Company entered into a non-exclusive agreement with OTA for referral of active online traders. The agreement was terminated in 2006. During 2005, the Company created intangible assets valued at $107,335 which were being amortized over three years. At December 31, 2006, accumulated amortization on these intangible assets totaled $59,927. At December 31, 2007 we determined these intangible assets were fully impaired and their carrying value was written off.

The following table illustrates our aggregate future amortization of intangible assets:

Years Ended December 31,	Intangible Assets Amortization
2008	$657,804
2009	657,804
2010	657,804
2011	657,804
2012	657,804
Thereafter	2,192,640
Total	$5,481,660

Total amortization expense related to intangible assets was $670,711 and $661,810 during the years ended December 31, 2007 and 2006, respectively.

(m) Goodwill

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Investment/Brokerages Services Segment. The Company performed its annual impairment test of goodwill at December 31, 2007 and determined that there was no impairment.

During 2007, the Company determined that as a result of the May 2006 acquisition, it was more-likely-than not that the Company would realize a portion of its deferred tax asset relating to its net operating loss carryforward. Accordingly, the Company reduced the valuation allowance on its net deferred tax asset by $2,082,072 with an offsetting reduction to goodwill.

(n) Line of Credit

From time to time, Terra Nova may obtain short-term bank loans to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. These loans are all secured with customer marginable positions and firm excess positions.

(o) Payables to Customers and Non-Customers

Customers funds are maintained in customer segregated accounts and relate to item (f) discussed above. Payable to customers and non-customers are free credit balances on deposit with the Company relating to its self-clearing initiative and are subject to SEC 15c3-3 regulation. The related funds have been segregated in special reserve accounts earning interest. This payable to customers does not include customer securities positions as customer owned securities represent an off-balance-sheet item.

(p) Revenue Recognition

Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to account holders. Interest income consists of settled cash debit balances on customer accounts, customer cash held in reserve account and excess cash invested by the Company. We also receive interest from balances held at applicable third-party clearing firms. Interest income is recorded on an accrual basis as earned.

(q) Advertising and Promotional

Costs associated with advertising and promoting products are expensed as incurred. Advertising expense totaled approximately $642,080 and $622,569 in 2007 and 2006, respectively.

(r) Segment Information

Segment information is required to be presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires segmentation if warranted by management's approach to the Company's business and the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the years ended December 31, 2007 and 2006, management evaluated and operated its business as three segments: (i) investment/brokerage services, (ii) software services and (iii) other services.

(s) Income Taxes

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.

(t) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications.

(u) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is partially effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2") which defers the effective date of SFAS 157 to fiscal years beginning after December 31, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).On January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". This statement expands the standards under SFAS 157 to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends Statement No. 115 to require the presentation of investments in available-for-sale securities and trading securities: (a) in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or (b) in two separate line items to display the fair value and non-fair-value carrying amounts. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material impact on its consolidated financial position, results of operations or cash flows.

On December 4, 2007, FASB issued Statement No. 141 (revised 2007), "Business Combination" ("SFAS 141R"). SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The revision of Statement No.141 is part of FASB's push toward "fair value" or mark-to market accounting. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

(v) Share-Based Compensation

At December 31, 2007, the Company has one stock-based employee compensation plan which is described more fully in Note 15. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No stock-based employee compensation cost related to stock options was recognized in the Statement of Operations for the year ended December 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized after the effective date includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net loss for the year ended December 31, 2006 is $3.1 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per common share for the year ended December 31, 2006 increased by $.35 as a result of the adoption of SFAS 123R.

For the year ended December 31, 2007 the Company's net income would be $90,189 higher if it had continued to account for share-based compensation under APB 25. Basic and diluted income per common share for the year ended December 31, 2007 did not change as a result of the adoption of SFAS 123R.

Note 4- Net Income (Loss) Per Common Share

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

For year ended December 31, 2007 and 2006, the components of basic and diluted weighted average shares outstanding are as follows:

	As of December 31,
	2007	2006
Weighted average shares outstanding - Basic	27,124,661	8,705,199
Dilutive non-employee warrants	397,035	-
Weighted average shares outstanding - Diluted	27,521,696	8,705,199

Common stock equivalents totaling 17,852,149 and 18,225,540 for year ended December 31, 2007 and 2006, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 5 - Capitalization

(a) Common Stock

The Company had 150,000,000 shares of common stock authorized and 26,531,557 shares of common stock issued and outstanding at December 31, 2007. At December 31, 2006, 800,000,000 shares of common stock were authorized and 27,184,294 shares of common stock issued and outstanding.

During 2007, we issued 1,957 shares of common stock as director's compensation valued at $4,007 based on the fair market value of our shares on the date of issuance. In addition, 17,510 shares were issued resulting from the exercise of 38,937 stock options for total proceeds of $14,249.

During 2006, we issued 8,019 shares of common stock as director's compensation valued at $21,250 based on the fair market value of our shares on the date of issuance, 10,000 shares of common stock were issued for the conversion of $25,000 of convertible preferred stock, 3,854 shares of common stock with a fair value of $9,534 on the date of issuance were issued as payment of preferred dividends, 10,000 shares of common stock were issued for the conversion of $15,000 convertible bonds, 2,038 shares of common stock with a fair value of $5,094 were issued as payment for convertible bond interest, 750 shares of common stock with a fair value of $2,020 on the date of issuance were issued as employee compensation, 50,000 warrants and 20,000 stock options were exercised for proceeds of $105,000, and 23,333,335 shares of common stock were issued for the conversion of Series E Preferred Stock. Additionally, 4,250 shares of common stock which were originally issued as deferred employee compensation were retired due to non-vesting.

(b) Reverse Stock Split

A special meeting of shareholders of the Parent was held on July 12, 2007 in Chicago, Illinois. At the meeting shareholders approved the recommendation of the Company's Board of Directors of a one-for-ten reverse split of the Company's outstanding shares of common stock. On August 1, 2007 the Company announced notification from NASDAQ of approval of a one-for-ten reverse stock split and a symbol change from TNVF to TNFG. The reverse stock split went effective at the open of the stock market on August 1, 2007. Any fractional shares that resulted from the reverse split were rounded up to the next highest share and no shareholders were reduced to less than one share. Under the terms of the reverse stock split, each ten shares of issued and outstanding common stock automatically combined into and become one share of common stock. In addition, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to reduce the total number of authorized shares of common stock of the Company, par value $0.01 per share, from 800,000,000 to 150,000,000.

All share and per share amounts have been restated for all periods presented to reflect this one-for-ten reverse stock split.

(c) Stock Repurchase Program

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company is to conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. The Company repurchased 672,294 shares valued at $1,040,610 during the year ended December 31, 2007 which was retired and therefore not included in treasury stock.

(d) Non-employee Warrants

A summary of non-employee warrant activity for years ended December 31, 2007 and 2006 are presented below:

Non-Employee Warrants	Non-Employee Warrants Outstanding	Weighted Average Exercise Price
Balance at December 31, 2005	1,197,377	$2.20
Granted	13,349,823	2.80
Exercised	(50,000)	1.50
Cancelled	(5,000)	5.00
Balance at December 31, 2006	14,492,200	2.80
Granted	-	-
Exercised	-	-
Cancelled	(108,000)	2.58
Balance at December 31, 2007	14,384,200	$2.78
Warrants exercisable at December 31, 2007	14,384,200	$2.78

(e) Preferred Stock

Total issued and outstanding preferred stock, as of December 31, 2007, was 63,830 shares with a liquidation value of $811,050. During the year ended December 31, 2007, there was an adjustment of 287 shares to the balance outstanding of Series A preferred stock due to a clerical error. On September 28, 2007 the board of directors declared all accumulated dividends payable with regard to all shares outstanding under all series of Preferred Stock of the Company, to holders of record on September 28, 2007. The Company made dividend payments to all holders of record fifteen business days after they were declared totaling $374,397. The dividends in arrears of $29,950 as of December 31, 2007 includes only those accrued during the fourth quarter of 2007.

During the year ended December 31, 2006, 2,500 shares of Series 2002A preferred were converted to 10,000 shares of common stock and 35,000 shares of Series E Preferred Stock automatically converted to 23,333,335 shares of common stock upon the increase of the Company's authorized shares of common stock in October 2006. The remaining classes of convertible preferred stock can be converted into 51,910 shares of common stock.

During 2006, the Company raised $35 million from the sale of 35,000 shares of Series E Convertible Preferred Stock ("Series E Preferred") and warrants which was used to finance the 2006 acquisition (See Note 10). The fees associated with the issuance of the Series E Preferred, including commissions, totaled $2,488,207. The issuance of the 35,000 shares of Series E Preferred and 11,666,667 warrants to purchase common stock resulted in a beneficial conversion feature of $23,699,816 (using the Black-Scholes valuation model with a five year life, 43% volatility and a risk free rate of 5.19% for the calculation of the fair value of the warrants).

The following table represents the outstanding shares of each series of preferred stock as of December 31, 2006 and 2007:

Preferred Stock	December 31, 2006	Issued	Converted	Adjustment	December 31, 2007
9% Cumulative	2,000	-	-	-	2,000
Series A	12,063	-	-	287	12,350
Series B	9,520	-	-	-	9,520
Series C	37,960	-	-	-	37,960
Series E	-	-	-	-	-
Series 2002A	2,000	-	-	-	2,000
Total	63,543	-	-	287	63,830

There are five classes of Preferred Stock outstanding at December 31, 2007 and 2006. The classes of Preferred Stock are as follows:

The Company has 9% Cumulative Preferred Stock ("9% Cumulative") with 25,000 shares authorized at December 31, 2007 and 2006. The 9% Cumulative has a par value of $10 per share, and the Company will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the 9% Cumulative dividend has been unpaid. The Board of Directors declared dividends on all accumulated preferred stock dividends payable to holders of record on September 28, 2007 and we paid $9,900 in dividends to the 9% Cumulative holders. $450 and $8,100 in dividends were in arrears at December 31, 2007 and 2006, respectively, on the 9% Cumulative. Shares of the 9% Cumulative have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the 9% Cumulative are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The 9% Cumulative is not convertible into the Company's Common Stock. The 9% Cumulative calls for the creation of a sinking fund for the purpose of redeeming these outstanding shares. Stockholders of the 9% Cumulative have entered into an agreement with the Company to waive this requirement.

The Company has Series A Cumulative Preferred Stock ("Series A") with 13,792 shares authorized at December 31, 2007 and 2006. The Series A has a par value of $10 per share, and we will declare and pay a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series A dividend has been unpaid. The Board of Directors declared dividends on all accumulated preferred stock dividends payable to holders of record on September 28, 2007 and we paid $48,757 in dividends to the Series A Preferred holders. $15,154 and $48,053 in dividends were in arrears at December 31, 2007 and 2006, respectively on the Series A. Shares of the Series A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series A is not convertible into Common Stock.

The Company has Series B Convertible Preferred Stock ("Series B") with 400,000 shares authorized at December 31, 2007 and 2006. The Series B has a par value of $10 per share, and we will accrue a quarterly dividend at 9% on its issue price each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series B dividend has been unpaid. The Board of Directors declared dividends on all accumulated preferred stock dividends payable to holders of record on September 28, 2007 and we paid $117,810 in dividends to the Series B Preferred holders. $5,355 and $38,556 in dividends were in arrears at December 31, 2007 and 2006, respectively on the Series B. Shares of the Series B have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series B are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series B is convertible into Common Stock at a rate equal to its issue price, $25, divided by the conversion price. The conversion price is the greater of $4 or 70% of the average market price of common stock for the five trading days preceding conversion.

The Company has Series C Convertible Preferred Stock ("Series C") with 300,000 shares authorized at December 31, 2007 and 2006. The Series C has a par value of $10 per share and we will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series C dividend has been unpaid. The Board of Directors declared dividends on all accumulated preferred stock dividends payable to holders of record on September 28, 2007 and we paid $187,902 in dividends to the Series C Preferred holders. $8,541 and $154,913 in dividends were in arrears at December 31, 2007 and 2006, respectively on the Series C. Shares of the Series C have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series C are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series C is convertible into Common Stock at a rate of $10 per share.

The Company has Series 2002A Convertible Preferred Stock ("Series 2002A") with 100,000 shares authorized at December 31, 2007 and 2006. The Series 2002A has a par value of $10 per share and we will accrue a quarterly dividend at 9% on its par value each year. Dividends will be paid if funds are lawfully available and, if not, will be accumulated and paid on the next dividend date if funds are available. No dividends will be payable on Common Stock if any payment of the Series 2002A dividend has been unpaid. The Board of Directors declared dividends on all accumulated preferred stock dividends payable to holders of record on September 28, 2007 and we paid $10,028 in dividends to the Series 2002A Preferred holders. $450 and $8,898 in dividends were in arrears at December 31, 2007 and 2006, respectively on the Series 2002A. Shares of the Series 2002A have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series 2002A are entitled to receive a payment in the amount of $10 per share plus any accumulated, unpaid dividends, in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. The Series 2002A is convertible into Common Stock at a rate of $2.50 per share.

During 2005, the Company created a new series of Preferred Stock designated as Series E Convertible Preferred Stock ("Series E Preferred") with 35,000 shares authorized at December 31, 2007 and 2006. The Series E Preferred has a par value of $10 per share and was issued at $1,000 per share. Shares of the Series E Preferred have no voting rights except as are provided by law, including the right to vote as a class to approve certain corporate transactions, such as charter amendments and mergers. Holders of the Series E Preferred were entitled to receive a payment in the amount of $10 per share or the purchase price, whichever was greater in the event the Company is liquidated, before the Company makes any payment to the holders of Common Stock with respect to their shares. All 35,000 shares of Series E Preferred issued during 2006 were automatically converted into Common Stock at a rate of 667 shares of common stock per share of Series E Preferred during October 2006.

Total Preferred Stock dividends in arrears at December 31, 2007 and 2006, respectively were $29,950 and $258,520.

(f) Restricted Stock

As of December 31, 2007, the Company has no outstanding non-vested shares related to our equity incentive plans.

Note 6 - Debt

(a) Convertible Bonds

Total issued and outstanding convertible bonds as of December 31, 2007 and 2006, comprised a carrying value of $0 and $321,147, respectively.

The 12% Senior Secured convertible bonds bore interest at 12% per annum and were convertible into the Company's common stock at a rate of 50% of the preceding 10 day volume weighted average market price of the stock, but not less than $1.50 per share. Principal and interest were repaid fully on the maturity date of December 31, 2007. The amount of the principal paid was $330,000 and the accrued interest paid was $180,034.

During the year ended December 31, 2006 convertible bonds with an aggregate face value of $15,000 were converted into 10,000 shares of common stock.

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

In connection with the note, we issued 150,000 warrants for the purchase of our common stock, 100,000 of which were issued at an exercise price of $2.20 per share. These warrants expire on March 7, 2011. We recorded a debt discount of $83,061 relating to the issuance of these 100,000 warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and 4.37% risk free interest rate. In accordance with EITF 98-5 and EITF 00-27, we were amortizing the debt discount to interest expense over the eighteen-month term of the note. An additional 50,000 warrants were issued on April 28, 2006 at a price of $3.50 per share with an expiration date of April 27, 2011. The relative fair value of these 50,000 warrants was immaterial determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and 5.07% risk free interest rate.

On May 15, 2006 the Company repaid the note. In relation to this repayment we expensed the remainder of the debt discount in the second quarter of 2006. For the year ended December 31, 2006 interest expense related to amortization of the debt discount was $83,061.

During 2002, the Company issued convertible notes to two directors of the Company totaling $318,333. One director with notes totaling $133,333 retired from the board in January 2004 and the other with notes totaling $185,000 retired in June 2005. On November 11, 2006 we settled the two convertible notes payable and the related accrued interest totaling $289,056 (comprised of $185,000 face value of the note plus $104,056 accrued interest) for $245,000, which resulted in a gain of $44,056. On September 21, 2007 the Company paid $153,333 to the holder of the two remaining outstanding notes as settlement of $133,333 of principal and $28,865 of accrued interest for a gain of $8,865.

(c) Convertible Notes Payable

As of December 31, 2007 the Company has settled all convertible demand notes. On May 11, 2007, the Company paid $190,000 to the holders of convertible notes as settlement of $166,667 of principal and $78,123 of accrued interest for a gain of $54,790.

Note 7 - Related Party Note Payable

During 2006, the Company entered into a promissory note with a relative of the former chief executive officer of the Company for $100,000. The note bore interest at 12% per annum. The holder of the note received warrants to purchase 86,956 shares of common stock at $2.30 per share. The warrants expire on January 3, 2011. A debt discount of $58,654 was recorded relating to the issuance of the warrants. This amount represents the relative fair value of the warrants, which was determined by using the Black-Scholes pricing model with the following assumptions: 88% volatility, no dividend yield, 5 year term and a 4.37% risk free interest rate. The note was fully repaid during 2006. Accordingly, the entire debt discount was amortized to interest expense during 2006.

Note 8 - Risks and Uncertainties

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

Note 9 - Segment Information

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Investment/Brokerage Services Segment, which includes Terra Nova, RushTrade, and MW Securities. The Software Services Segment is comprised of RushGroup, which is Terra Nova's technology arm, and QuantNova, a wholly-owned subsidiary newly formed in September 2007, based in Bucharest, Romania, who purpose is for software development. The Other Services Segment includes less active subsidiaries.

The assets of the Company are used primarily to support the operations of the two primary subsidiaries, Terra Nova and RushGroup. The following summarizes the Company's segment information.

	Years Ended December 31,
Revenues	2007	2006
Investment/Brokerage Services	$48,916,893	$37,381,894
Software Services	756,430	122,012
Other Services	19,511	32,383
Total	$49,692,834	$37,536,289

Operating Expenses	2007	2006 (as restated)
Investment/Brokerage Services	$40,246,554	$33,803,788
Software Services	2,272,389	1,689,872
Other Services	1,038,880	5,207,991
Total	$43,557,823	$40,701,651

Net Income (Loss) Before Income Taxes	2007	2006 (as restated)
Investment/Brokerage Services	$8,670,339	$3,578,106
Software Services	(1,515,959)	(1,567,860)
Other Services	(1,084,742)	(5,433,977)
Total	$6,069,638	$(3,423,731)

Depreciation and Amortization	2007	2006
Investment/Brokerage Services	$1,119,090	$840,190
Software Services	293,367	260,617
Other Services	106,733	114,023
Total	$1,519,190	$1,214,830

Interest Expense	2007	2006
Investment/Brokerage Services	$6,407,478	$4,451,413
Software Services	-	-
Other Services	65,373	258,368
Total	$6,472,851	$4,709,781

Capital Expenditures	2007	2006
Investment/Brokerage Services	$1,353,986	$158,219
Software Services	159,320	-
Other Services	-	-
Total	$1,513,306	$158,219

	Years Ended December 31,
Total Assets	2007	2006
Investment/Brokerage Services	$240,126,286	$293,499,829
Software Services	346,657	399,587
Other Services	2,750,421	819,845
Total	$243,223,364	$294,719,261

 Note 10 - Business Combination

On March 30, 2006, the Company and TAL Financial Services, LLC ("TFS") entered into a Membership Interest Purchase Agreement (the "Purchase") providing for the Company to purchase from TFS 100% of the outstanding membership interests of Terra Nova Trading, L.L.C. ("Terra Nova"), Market Wise Securities, LLC ("MW Securities") and Market Wise Stock Trading School, LLC ("MW School"). We raised $35 million from the sale of 35,000 shares of Series E Convertible Preferred Stock ("Series E Preferred") and 11,666,667 warrants to purchase common stock, which was used to finance the acquisition. The purchase price of the acquisition was $25,493,122 including acquisition costs of $493,122. The remainder of the funds, net of offering expense, provided additional working capital. We received final approval for the Purchase from FINRA and various other regulatory authorities on May 15, 2006. We funded the purchase on May 17, 2006 and completed the sale of the Series E Preferred and warrants on May 19, 2006 with a total of $35 million raised. The purchase method of accounting was used to account for the acquisition.

Fees associated with the issuance of the Series E Preferred, including commissions, totaled $2,488,206. Additionally, the Company issued approximately 1,446,200 underwriter warrants with a fair value of $2,980,422 which were recorded as additional paid-in capital. The issuance of the 35,000 shares of Series E Preferred and 11,666,667 warrants resulted in a beneficial conversion feature of $23,699,816 (using the Black-Scholes valuation model with a five year life, 43% volatility and a risk free rate of 5.19% for the calculation of the fair value of the warrants).

On October 16, 2006, upon the authorization of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to 800,000,000 and the filing of the amended Articles of Incorporation with the State of Texas, the Series E Preferred automatically converted to 23,333,335 shares of common stock.

The primary reasons for the acquisition were as follows:
•	to enhance the Company's front-end trading platform by providing "back-end" execution and clearing services acquired from Terra Nova;
•	the RushGroup trading platforms complement the needs of Terra Nova's diverse client base of institutions, correspondent broker-dealers and direct active traders and investors, as well as providing a web-based platform allowing Terra Nova to expand its market reach;
•	when combined, the broker-dealers, RushTrade and Terra Nova, realize synergies and reduced overhead;
•	Terra Nova's ability to support trading in multiple products including equities, options, and futures; and
•	MW School's education offering complements the Company's technology initiatives and broker-dealer trading activities by providing training in trading, analysis and risk management to traders and investors worldwide.

Purchase Price Allocation

Following is a summary of the amounts assigned to the assets and liabilities of the acquired companies:

Description	Amount
Working capital	$7,145,673
Fixed assets	685,969
Capitalized software (10 year life)	1,500,000
Intangible assets (10 year life)	6,578,000
Goodwill	9,583,480
Total purchase price	$25,493,122

Intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively.

During the year ended December 31, 2007 the Company recognized $657,804 of amortization expense related to the intangible assets acquired.

During 2007, the Company determined that as a result of the May 2006 acquisition, it was more-likely-than not that the Company would realize a portion of its deferred tax asset relating to its net operating loss carryforward. Accordingly, the Company reduced the valuation allowance on its net deferred tax asset by $2,082,072 with an offsetting reduction to goodwill.

The results of operations of the acquired companies are included in the consolidated results of operations from the date of the acquisition.

Unaudited Pro Forma Results

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition discussed above had occurred as of January 1, 2006:

Year ended December 31,
2006
(as restated)
Total revenues	$54,968,698
Net loss	$(2,714,099)
Net loss attributable to common shareholders (a)	$(26,413,915)
Net loss per common share, basic	$(3.03)
Net loss per common share, diluted	$(3.03)
Weighted average common shares outstanding, basic	8,705,199
Weighted average common shares outstanding, diluted	8,705,199
(a) - Includes non-recurring charge related to beneficial conversion feature of preferred stock

To arrive at the pro forma results we combined the actual operating results for the twelve months ended December 31, 2006 and included amortization expense related to acquired intangibles, software and fixed assets.

Note 11 - Commitments and Contingencies

(a) Leases

The Company leases its offices at its corporate headquarters in Chicago, Illinois and technology subsidiary in Dallas, Texas along with the Company's two co-location data centers located in Chicago, Illinois. We have a seven year, three month lease which expires August 31, 2012 on our corporate headquarters located in Chicago, Illinois. The leases for the two co-location data centers located in Chicago, Illinois expire in November, 2008 and October, 2008.

We currently have a three year lease on our facility located in Dallas, Texas for our technology subsidiary, which expires in January, 2009, and a co-location data center in Dallas with an expiration of January, 2009. We are in the process of closing both locations and are in discussions with the lessors to terminate our leases during 2008.

In addition, we rent space for an office in Boulder, Colorado which has a one year contract which expires in July, 2008 along with an office located in New York, New York which has a five year contact expiring in March, 2012. We also rent space in Bucharest, Romania for technology support which has a one year contract expiring in October, 2008.

Our leases do not contain any lease incentives.

The future minimum lease obligations for each of the five succeeding years are summarized as follows:

Years Ending December 31,	Operating Lease Obligation
2008	$590,480
2009	294,960
2010	293,806
2011	297,465
2012	168,163
Thereafter	-
Total	$1,644,874

Rent expense under these operating leases was approximately $417,000 and $529,000 in 2007 and 2006, respectively, and is included in "Other general and administrative expenses" on the accompanying statements of operations.

 (b) Litigation

In July 2007, Terra Nova received a decision by a FINRA arbitration panel in the matter of Albert Kaplan versus Terra Nova Trading, L.L.C. in favor of the claimant in the amount of $450,000. The matter involved a business dispute between parties and was not customer related. Mr. Kaplan alleged he was entitled to commission payments after termination of his registered representative status. The Company paid the entire judgement amount of $450,000 during 2007.

In the normal course of business, the Company is subject to legal actions that involve claims for monetary relief. The Company's legal counsel has indicated that it cannot evaluate with complete certainty the likelihood of an unfavorable outcome. In the opinion of management, based on consultation with legal counsel, none of these actions should result in any material loss to the Company.

Note 12 - Deconsolidation of a Related Party Affiliate

During 2006, the Company and a former employee/director entered into an agreement whereby the Company revoked and rescinded its option to purchase any or all the shares in Rushmore Insurance Services and disavowed any claim or any ownership interest in Rushmore Insurance Services or any of its assets. Rushmore Insurance Services was an inactive unit with insignificant revenues and was not part of the current business plan of the Company. As a result, the Company wrote-off all balance sheet and income statement accounts and realized a change in retained earnings of $250,680.

Note 13 - Income Taxes

The components of income tax provision for the years ended December 31, 2007 and 2006 are as follows:

Current income tax provision:	2007	2006
Federal	$1,284,340	$-
State	654,385	-
	1,938,725	-
Deferred income tax provision:
Federal	512,180	-
State	-	-
Total income tax provision	$2,450,905	$-

Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2007 and 2006:

Deferred tax assets	2007	2006
		(as restated)
Allowance for doubtful accounts	$34,000	$68,000
Accrued liabilities	95,915	92,265
Intangible assets	137,034	34,463
Share-based compensation	1,053,925	1,021,899
Net operating loss carryforward	3,143,787	3,655,965
	4,464,661	4,872,592

Valuation allowance	(2,513,638)	(4,670,679)
Total deferred tax assets	$1,951,023	$201,913

Deferred tax liabilities
Goodwill	(314,849)	(144,817)
Property and equipment	(66,282)	(57,096)
Total deferred tax liabilities	$(381,131)	$(201,913)

Net deferred tax asset	$1,569,892	$-

While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in Section 382 of the Internal Revenue Code) that occurred in connection with the 2006 issuance and sale of Series E Preferred Stock in order to fund the acquisition of Terra Nova. The Company believes that the use of loss carryforwards generated prior to the issuance and sale of Series E Preferred Stock will be limited to approximately $491,000 per year for the next 19 years. Future benefits derived from the use of these loss carryforwards will be applied first to reduce to zero any goodwill resulting from the acquisition of Terra Nova, second to reduce to zero other non-current intangible assets related to the acquisition and, third, to reduce income tax expense.

During 2007, the Company determined that it was more-likely-than not that a portion of its net deferred tax asset was realizable and accordingly reduced its deferred tax asset valuation allowance by $2,082,072 with an offsetting reduction to goodwill. This assessment was based on the historical profitability of Terra Nova and management's forecasts of future profitability of the Company. A valuation allowance remains against the portion of the Company's net deferred tax asset whose realization is uncertain under the more-likely-than not criteria.

During 2007, the Company utilized $512,180 of its deferred tax asset. Accordingly, the Company reduced its net deferred tax asset by $512,180 with an offsetting increase in income tax expense.

A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (34% in both 2007 and 2006) and the actual income tax provision is as follows:

	2007	2006
		(as restated)
Computed "expected" federal income tax expense (benefit) (34%)	$2,063,677	$(1,164,069)
State income taxes, net of federal benefit	429,606	-
Permanent differences	(24,884)	105,957
Reduction in NOL due to Section 382 limitation	-	1,148,923
Change in valuation allowance	(2,157,041)	(186,496)
Reduction in valuation allowance offset against goodwill	2,082,072	-
Other	57,475	95,685
Reported income tax provision	$2,450,905	$-

Note 14 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova is subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the FINRA broker-dealer status. The net capital requirements as of December 31, 2007 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$15,643,698	$1,554,210	$500,000	$14,089,488	$15,143,698
Market Wise Securities, LLC	50,459	5,000	-	45,459	-
RushTrade Securities, Inc.	55,727	5,000	-	50,727	-

Note 15 - Share-Based Compensation

Stock Options and Warrants

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

For the options and warrants granted after the business combination, management estimated that the volatility rate would be in the 35% to 45% range. Management believed that the business combination resulted in an entirely new business and that an extended look back, beyond two years was irrelevant. Management analyzed historical volatility over various look back periods in an attempt to validate the estimated, relevant range. The volatility over a two year look back, for the May and August grants, produced a calculated 43% volatility, which was used to estimate the value of share-based payments. Management believes that the analysis and estimate was appropriate and in line with the SAB 107, Topic 14: "Share Based Payment - Certain Assumptions Used in Valuation Methods - Expected Volatility."

 On September 7, 2007 the Company granted 486,300 employee stock options to multiple employees with an exercise price of $1.65 which was the closing market price of the Company's common stock. As provided by SFAS 123R the fair value of the stock option grant was $370,454 estimated on the date of grant using the Black-Scholes option pricing model. The fair value of these awards was estimated based on the following assumptions: expected volatility of 46% based on management's estimate of future volatility of the Company's common stock; expected life of five years based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior; risk free rate of 4.38% based on the U.S. Treasury yield curve in effect at the time of grant, and a dividend yield of 0%. These stock options were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date.

On December 13, 2007 the Company granted 156,274 employee stock options to the chief executive officer with an exercise price of $1.53 which was also the closing market price of the Company's common stock. The fair value of the stock option grant was $99,952 estimated on the date of grant using the Black-Scholes option pricing model. The fair value of these awards was estimated based on the following assumptions: expected volatility of 40% based on management's estimate of future volatility of the Company's common stock; expected life of five years based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior; risk free rate of 4.41% based on the U.S. Treasury yield curve in effect at the time of grant, and a dividend yield of 0%. These stock options were issued with a term of five years from the grant date and vest 50% after 12 months from the grant date and the remaining 50% after 24 months from the grant date.

On December 31, 2006 the Company granted 102,000 employee stock options with an exercise price of $2.50 which was also the closing market price of the Company's common stock. The fair value of the stock option grant was $110,000 estimated on the date of grant using the Black-Scholes option pricing model. The fair value of these awards was estimated based on the following assumptions: expected volatility of 43% based on management's estimate of future volatility of the Company's common stock; expected life of five years based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior; risk free rate of 4.71% based on the U.S. Treasury yield curve in effect at the time of grant, and a dividend yield of 0%. These stock options were issued with a term of five years from the grant date and vest 50% after 12 months from the grant date and the remaining 50% after 24 months from the grant date.

The assumptions used to estimate the fair value of each option grant on the date of grant using the Black-Scholes model is as follows:

	2007	2006
Risk-free rate - 10 year bond rate	4.38 - 4.41%	4.34 - 5.25%
Dividend yield	-	-
Volatility ranges	40% - 46%	43%
Weighted-average volatility	43%	43%

On May 23, 2007, the shareholders approved an amendment ("Plan Amendment") to the Company's 2005 Long-Term Incentive Plan ("LTIP"). For administrative convenience and in order to streamline the time and costs associated with administering the LTIP and the old stock-based plans ("Old Plans"), the shareholders approved the Plan Amendment in order to consolidate all of the options granted under the Old Plans such that they are administered under, and governed by, the LTIP. The stock option agreements pursuant to which options were granted under the Old Plans will continue to govern the individual grants of options under the Old Plans. In addition, the Plan Amendment will revise the LTIP for the provision relating to the maximum number of awards that can be outstanding under the LTIP at any one time.

The LTIP provides that key employees, consultants, and non-employee Directors of the Company ("eligible participants") may be granted: (1) incentive and non-qualified options to acquire shares of the Company's common stock, (2) performance-based awards, (3) shares of restricted common stock, (4) stock appreciation rights and (5) "phantom" stock awards. The LTIP permits eligible participants to acquire a proprietary interest in the growth and performance of the Company. The purpose of the LTIP is to provide an incentive for employees, Directors and certain consultants and advisors of the Company to remain in the service of the Company, to extend to them the opportunity to acquire a proprietary interest in the Company so they will apply their best efforts for the benefit of the Company, and to aid the Company in attracting able persons to enter the service of the Company.

The following describes the principal provisions of the LTIP. None of the provisions described below will be affected by the Plan Amendment.

The total number of shares of common stock that may be subject to option awards under the LTIP will not exceed an amount equal to: (a) ten percent of the total number of shares of common stock equivalents (such as options, warrants, convertible notes and the like) outstanding from time to time, minus (b) the total number of shares of common stock subject to outstanding awards on the date of calculation awarded under any other stock-based plan. Currently, the maximum number of option awards available under the LTIP is 1,450,574.

The LTIP was amended such that the number of authorized awards under the LTIP will be calculated without regard to awards outstanding under the Company's 2006 Warrant Incentive Plan.

 The LTIP is generally designed to meet the requirements of Code Section 162(m), in order to preserve the Company's ability to take compensation expense deductions in connection with the exercise of options granted and the vesting of performance-based restricted stock under the LTIP in certain circumstances. Under Code Section 162(m), a publicly held corporation is not permitted to take a federal income tax deduction for compensation recognized by certain executive officers in any year in excess of $1,000,000, unless such compensation meets the shareholder approval and other requirements of Code Section 162(m).

The LTIP is administered by the Board of Directors or a committee ("Plan Committee") appointed by the Board of Directors. The Plan Committee may grant option awards under the LTIP to eligible participants. The Company estimates that there were approximately ninety-five employees and others who are eligible participants when the Plan Amendment was approved. The Plan Committee has the discretion, in accordance with the provisions of the LTIP, to determine the terms of the award, to whom an award is granted and the number of shares of stock subject to the award, subject to a maximum grant to an eligible participant in any year of 250,000 options or grants paid only in cash having a value determined on the date of grant in excess of $2,500,000.

The exercise price for options may not be less than the fair market value of the stock on the date of the grant of the options. The LTIP provides that optionees may pay the exercise price: (1) in cash, (2) by delivery to the Company of shares of the Company's common stock owned by the participant, (3) in a "cashless" exercise, or (4) in any combination of cash and shares.

An option granted under the LTIP may not be exercised later than the date specified by the Board of Directors, which in all cases is a maximum of ten years from the date of the grant.

Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purposes of the 2006 WIP are (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company's business; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. There are reserved for sale upon the exercise of warrants granted under the 2006 WIP 3,500,000 shares of the Company's voting common stock. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants under the Plan. Unless the 2006 WIP is terminated earlier, it shall terminate five years from its effective date.

The table below summarizes the Company's employee stock option and warrant plans as of December 31, 2007:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	1,450,574	785,574	665,000
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Total	4,950,574	3,813,074	1,137,500

A summary of employee stock option activity, under the Company's 2005 Long-Term Incentive Plan, as of December 31, 2007 and 2006 are presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	286,760	$2.70
Granted	102,000	2.50
Exercised	(20,000)	1.50		$52,000
Cancelled	(71,934)	4.90
Balance at December 31, 2006	296,826	2.13	2.2	$2,370
Granted	642,574	1.62	4.8
Exercised	(38,937)	1.52	-	$59,249
Cancelled	(114,889)	2.15	0.9	$760
Balance at December 31, 2007	785,574	$1.74	4.4	$900
Options exercisable at December 31, 2007	118,000	$2.25	2.4	$900

 The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2007 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at December 31, 2007. The aggregate intrinsic value of stock options exercised during 2007 was calculated as the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of December 31, 2007 there was $474,750 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years. During the years ended December 31, 2007 and 2006 we recognized compensation expense of $90,189 and $77,393, respectively, related to options vesting under our option plans. Cash received for the exercise of stock options during the years ended December 31, 2007 and 2006 totaled $14,249 and $30,000, respectively.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $.73 and $1.08 per share, respectively.

In conjunction with the Purchase and issuance of the Series E Preferred Stock and warrants, the Company's board of directors authorized the issuance of warrants to purchase up to 3,500,000 shares of common stock to the employees of the Company. On May 19, 2006 the board of directors reserved 3,215,000 warrants for issuance to employees. The first issuance of 575,000 warrants occurred on May 19, 2006 with an exercise price of $2.80 per share. On August 4, 2006 an additional 2,452,500 warrants were issued with an exercise price of $2.50 per share. These warrants were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date. These warrants had a calculated fair value of $530,978 and $2,445,384, respectively. These fair value amounts were determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, four year average expected life, a volatility factor of 43% and a 5.16% and 4.91% risk free interest rate, respectively.

The weighted average grant date fair value of warrants granted to employees during the year ended December 31, 2006 was $1.02 per share. There were no warrants granted during the year ended December 31, 2007.

A summary of employee warrant activity under the 2006 Warrant Incentive Plan as of December 31, 2007 and 2006 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	-	$-		$-
Granted	3,027,500	2.56
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2006 (as restated)	3,027,500	$2.56	4.6	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2007	3,027,500	$2.56	3.5	$-
Warrants exercisable at December 31, 2007	3,027,500	$2.56	3.5	$-

As of December 31, 2007, there was zero total unrecognized compensation cost related to unvested share-based compensation arrangements granted through warrants. In March 2008, we became aware that the terms of the May and August 2006 warrants grants did not include an explicit service condition, only a vesting condition. As a result, the compensation cost related to these warrants should have been fully recognized on the date of the grant and not over the vesting period, as had previously been recorded. Accordingly, we restated our consolidated financial statements for the year ended December 31, 2006. The correction of the error results in additional non-cash stock compensation expense of $2.3 million in the restated 2006 consolidated financial statements (See Note 2). During the years ended December 31, 2007 and 2006, we recognized compensation expense related to warrants of zero and $2.9 million, respectively.

There following are additional grant awards ascribed to the LTIP:

Restricted Stock

The Plan Committee may award "restricted" shares of the Company's common stock that are subject to risk of forfeiture or other restrictions. Shares of restricted stock are subject to such restrictions as the Plan Committee may impose, including forfeiture upon termination of employment of the recipient.

Stock Appreciation Rights

The LTIP provides for grants to eligible participants of stock appreciation rights. A stock appreciation right gives the recipient a right to receive, upon exercise of the stock appreciation right, the excess of (1) the fair market value as determined by the Plan Committee of one share of common stock over (2) the exercise price of the related option (if any) or over the price specified in the agreement governing the award. The grant price, term, methods of exercise, methods of settlement, and any other terms and conditions of any stock appreciation right are determined by the Plan Committee. To date, no stock appreciation rights have been granted.

Performance Units

The Plan Committee is authorized to grant eligible participants performance units ("Performance Units"). Performance Units granted under the LTIP may be awarded in cash or shares of common stock, payable to, or exercisable by, the recipient, in whole or in part, upon the achievement of performance goals established by the Plan Committee during the relevant performance period, and which performance goals may be modified by the Plan Committee at any time, in its discretion. If the performance goals are not met, no payment will be made to the recipient with respect to the Performance Units granted. If maximum performance is achieved or exceeded, the value of a Performance Unit will be based on the degree to which actual performance exceeded the pre-established minimum performance standards. The amount of payment is determined by multiplying the number of Performance Units granted at the beginning of the measurement period by the value of the Performance Unit, as determined by the Plan Committee. To date, the Company has not granted any Performance Units.

Phantom Stock

The Committee is authorized to grant awards of "phantom stock," which means the grant of the value of shares of common stock, without the actual delivery of the common stock, on terms and conditions determined by the Plan Committee. The Plan Committee may impose conditions on phantom stock awards, including continuing employment or continuing service as a director or officer. Such awards may have such other terms and conditions as the Plan Committee determines. To date, no phantom stock has been issued.

Note 16 - Property and Equipment

The following table represents the different classes of property and equipment, net, as of December 31, 2007 and 2006:

	Estimated Useful Life in Years	2007	2006
Computer and software	3-5	$2,545,530	$3,305,364
Furniture, fixtures and equipment	3-7	982,530	913,087
Leasehold improvements	5-10	360,128	360,128
		3,888,189	4,578,579

Accumulated depreciation		(2,737,877)	(3,963,833)
Property and equipment, net		$1,150,312	$614,746

Depreciation related to property and equipment for the years ended December 31, 2007 and 2006 was $435,072 and $553,020, respectively.

Note 17 - Employee Benefit Plan

The Company provides retirement benefits through a defined contribution 401k plan ("401k Plan"). All employees are eligible to enroll in the 401k Plan after they reach the age of twenty-one and completed thirty days of employment with the Company. The Company makes a matching contribution each pay period. In determining the employer match, the Company's salary deferrals up to 6% are matched at 50% and any employee contributions over 6% are not matched by the Company. The 401k Plan by federal statute can not withhold funds from an employees salary if annual compensation is in excess of $225,000 in 2007 but it may be adjusted in the future for cost of living increases. The Company match is subject to the following vesting schedule: 20% vested after two years and vest an additional 20% each subsequent year, with full vesting achieved after six years of employment. The Company matching contributions for 2007 and 2006 were approximately $125,000 and $95,734, respectively.

Note 18 - Accounts Payable

On September 28, 2007 the Company paid $30,000 as settlement of a $55,047 payable for a gain of $25,047.

Note 19 - Resignation Agreement

The Company and M. Patricia Kane ("Kane"), whose departure as the Company's Chief Operating Officer and Chief Financial Officer was announced by the Company on a Form 8-K dated November 20, 2007, entered into a Resignation Agreement and Mutual Release (the "Agreement") effective December 26, 2007. Pursuant to the Agreement, (i) Kane agreed that she resigned her employment effective November 19, 2007; (ii) the Company and Kane each received a full release of all claims relating to her employment and resignation, subject to certain exceptions; (iii) Kane's warrants granted by the Company will vest pursuant to their original schedule; (iv) Kane received $295,000 in one lump sum; (v) the Company will pay Kane's medical insurance premiums for 6 months following the resignation date and (vi) Kane vested in 6,250 options that otherwise would have vested at the end of December. The additional 6,250 stock options created an additional share-based compensation expense of $7,163. In addition, we expensed the lump sum payment of $295,000 during December 2007.

Note 20 - Line of Credit

The Company has a demand secured uncommitted line of credit in the amount of $40 million with a Chicago bank. At December 31, 2007, borrowing outstanding on this credit line totaled $10,848,000. The loans are due on demand and are collateralized by customers' equity securities. The line of credit has a variable rate based on federal funds rate. During 2007, the Federal Reserve Open Market Committee lowered the federal funds rate 50 basis points on September 18, 25 basis points on October 31, and 25 basis points on December 11 totaling 100 basis points from 5.25% to 4.25%.

Note 21 - New Subsidiary

In September, 2007 we created a new wholly-owned subsidiary called SC QuantNova Research SRL ("QuantNova"). The purpose of this subsidiary is to provide consulting and software development, electronic data processing and databases and software architecture and engineering for the RushGroup trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and currently has five employees. For segment reporting QuantNova will be in the Software Services Segment.

Note 22 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	As of December 31, 2007		As of December 31, 2006
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$18,487,925	$-	$48,026,075	$-
Clearing deposits & receivables/payables	6,414,337	694,148	7,371,196	911,261

Total	$24,902,262	$694,148	$55,397,271	$911,261

The securities borrowed/loaned represent Terra Nova's temporarily borrowing securities from broker-dealers which we have collateralized with cash in return for borrowing the security. We borrow securities as a result of clients who have short securities in their trading account. We require credit approval for all broker-dealers from which we borrow securities, monitor the collateral value daily, and require additional collateral if warranted. As of December 31, 2007 Terra Nova does not lend securities to other broker-dealers.

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

SIGNATURES

In accordance with requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB was signed by the following persons in the capacities and on the dates stated:

SIGNATURE	TITLE	DATE

/s/ Michael G. Nolan Michael G. Nolan	Chief Executive Officer (Principal Executive Officer)	April 8, 2008

/s/ Murrey Wanstrath Murrey Wanstrath	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2008

/s/ Bernay Box Bernay Box	Chairman and Director	April 8, 2008

/s/ Charles B. Brewer Charles B. Brewer	Director	April 8, 2008

/s/ Russell N. Crawford Russell N. Crawford	Director	April 8, 2008

/s/ Gayle C.Tinsley Gayle C. Tinsley	Director	April 8, 2008

/s/ Stephen B. Watson Stephen B. Watson	Director	April 8, 2008