Form 10-Q
period 2008-03-31
Terra Nova Financial Group Inc
filed 2008-05-15
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(312) 827-3600
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).   Yes ☐   No ☒

The number of shares of Common Stock outstanding was 26,055,057 as of May 1, 2008.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)
Cash and cash equivalents	$6,305,469	$7,937,880
Cash segregated in compliance with federal regulations	164,844,125	144,225,499
Receivables from brokers, dealers and clearing organizations	19,591,635	24,902,262
Receivables from customers and non-customers	21,357,603	47,261,886
Property and equipment, net	1,182,440	1,150,312
Capitalized software development costs, net	1,879,921	1,883,375
Intangible assets, net	5,143,233	5,481,660
Goodwill	7,501,408	7,501,408
Deferred income taxes, net	1,526,947	1,569,892
Other assets	1,492,643	1,309,190
Total assets	$230,825,424	$243,223,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$-	$10,848,000
Payables to brokers, dealers and clearing organizations	875,488	694,148
Payables to customers and non-customers	192,734,068	194,493,946
Accounts payable and accrued expenses	4,339,874	3,407,832
Accrued preferred stock dividends	8,787	29,950
Income tax liability	142,800	592,918
Total liabilities	198,101,017	210,066,794

Commitments and contingencies

Shareholders' equity
Preferred stock - $10 par value; 5,000,000 shares authorized
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; 14,350 shares issued and outstanding at March 31, 2008 and December 31, 2007; liquidation value of $145,144 at March 31, 2008	143,500	143,500
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; 49,480 shares issued and outstanding at March 31, 2008 and December 31, 2007; liquidation value of $644,773 at March 31, 2008	494,800	494,800
Common stock; $0.01 par value, 150,000,000 shares authorized; 26,055,057 and 26,531,557 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	260,551	265,316
Additional paid-in capital	52,739,774	53,339,299
Accumulated deficit	(20,914,218)	(21,086,345)
Total shareholders' equity	32,724,407	33,156,570
Total liabilities and shareholders' equity	$230,825,424	$243,223,364

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
REVENUES	(Unaudited)	(as restated and unaudited)
Commissions and fees	$8,168,755	$8,067,862
Interest income	2,070,884	3,499,050
Software fees	555,722	103,119
Other income	154,006	235,973

Total revenues	10,949,367	11,906,004

OPERATING EXPENSES
Commissions and clearing	2,677,927	2,690,141
Employee compensation	3,022,051	2,287,781
Quotations and market data	2,050,730	1,523,285
Interest expense on brokerage accounts	608,743	1,985,529
Advertising and promotional	106,989	241,617
Professional fees	793,244	417,619
Communications and information technology	256,571	187,474
Depreciation and amortization	557,563	378,035
Other general and administrative expenses	475,422	753,475

Total operating expenses	10,549,240	10,464,956

Operating income	400,127	1,441,048

Interest expense	-	(24,827)

Income before income taxes	400,127	1,416,221

Income tax provision	(228,000)	(440,070)

Net income	172,127	976,151

Dividends on preferred stock	(17,574)	(14,297)

Net income attributable to common shareholders	$154,553	$961,854

Net income per common share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	26,421,079	27,185,445

Diluted	26,421,079	27,818,184

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES	(Unaudited)	(as restated and unaudited)
Net income	$172,127	$976,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation	42,484	21,830
Depreciation and amortization	557,563	378,035
Amortization of debt discount	-	6,149
Deferred income tax provision	42,945	-
Gain on reversal of liabilities	354,000	-
Loss on write-offs of assets	29,857	-
Change in assets and liabilities
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	(20,618,626)	18,559,240
Receivables from brokers, dealers and clearing organizations	5,310,627	(29,416,548)
Receivables from customers and non-customers	25,904,283	5,639,093
Other assets	(183,454)	(630,284)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	181,340	277,926
Payables to customers and non-customers	(1,759,879)	2,205,574
Accounts payable and accrued expenses	578,042	528,208
Income tax liability	(450,118)	440,070

Net cash provided by (used in) operating activities	10,161,191	(1,014,556)

INVESTING ACTIVITIES
Purchase of property and equipment	(161,103)	(554,761)
Capitalization of software development costs	(116,563)	(280,474)

Net cash (used in) investing activities	(277,666)	(835,235)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	2,812
Repurchase and retirement of common stock	(629,199)	-
Preferred dividends paid	(38,737)	-
Net payments on line of credit	(10,848,000)	(2,655,000)

Net cash (used in) financing activities	(11,515,936)	(2,652,188)

Net decrease in cash and cash equivalents	(1,632,411)	(4,501,979)
Cash and cash equivalents at beginning of period	7,937,880	5,733,813
Cash and cash equivalents at end of period	$6,305,469	$1,231,834

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$608,743	$1,985,529

Cash paid for income taxes	$110,000	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued	$17,574	$14,297

See accompanying notes to unaudited consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Notes To Unaudited Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc (the "Parent") is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC, a specialized financial services firm focused on supporting trading professionals and Tradient Technologies, Inc., formerly known as RushGroup Technologies, Inc., the technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Effective August 1, 2007 Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

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

Terra Nova is a specialized financial services firm focused on supporting trading professionals that offers a broad array of trading products including equities, options, futures and commodity options, ETFs, fixed income, and mutual funds. Terra Nova serves a diverse client base of institutions, active traders and investors as well as provides clearing and backoffice services to correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers located in the United States and in certain foreign countries. Primary sources of revenues for Terra Nova include commissions, account fees, and interest.

Tradient Technologies, Inc. ("Tradient"), a wholly-owned subsidiary of the Parent, is the Parent's technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center. Utilizing a number of proprietary technologies Tradient offers real-time market data platforms and direct access trading systems to broker-dealers, institutional portfolio managers and traders. Primary sources of revenues for Tradient include software licensing and routing fees.

In September 2007 the Parent created a new wholly-owned subsidiary called SC QuantNova Research SRL ("QuantNova"). The purpose of this subsidiary is to provide consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and currently has five employees.

The Parent also maintains less active or inactive wholly-owned subsidiaries including without limitation the following:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), FINRA broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), FINRA broker-dealer
•	LostView Development Corporation
•	Rushmore Securities Corporation
•	RushTrade.com, Inc.

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of March 31, 2008 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period. The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Restatement of 2007 Interim Consolidated Financial Statements

In conjunction with the issuance of the Series E Preferred Stock and warrants, the Company's board of directors authorized the issuance of warrants to purchase up to 3,500,000 shares of common stock to the employees of the Company. On May 19, 2006 the board of directors reserved 3,215,000 warrants for issuance to employees. The first issuance of 575,000 warrants occurred on May 19, 2006 with an exercise price of $2.80 per share. On August 4, 2006 an additional 2,452,500 warrants were issued with an exercise price of $2.50 per share. These warrants were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date. These warrants had a calculated fair value of $530,978 and $2,445,384, respectively. These fair value amounts were determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, four year average expected life, a volatility factor of 43% and with a 5.16% and 4.91% risk free interest rate, respectively.

In March 2008, the Company became aware that the warrant agreements for the May and August 2006 warrant grants were silent as to a service condition. The agreements contained a vesting condition and it was the Company's intent that the employees would only continue to vest in the awards if they were employed by the Company. The warrant agreements did not contain such a service condition, therefore, compensation cost related to these warrants should have been fully recognized on the date of grant and not over the vesting period, as previously had been recorded. Accordingly, the Company restated its consolidated financial statements for the year ended December 31, 2006 and its interim unaudited consolidated financial statements for the quarterly periods beginning June 30, 2006 through September 30, 2007. The correction of the error results in a decrease in non-cash stock compensation expense of $104,831 for the three months ended March 31, 2007.

The following tables reflect a summary of the effects of the restatement on the Company's interim unaudited consolidated balance sheet as of March 31, 2007 and the interim unaudited consolidated statements of operations, and cash flows for the quarterly period ended March 31, 2007.

	As of March 31, 2007
Consolidated Balance Sheet Data:	As previously reported	Adjustments	As restated
Total assets	$296,522,980	$-	$296,522,980
Total liabilities	264,930,156	-	264,930,156
Additional paid-in capital	49,731,070	(104,831)	49,626,239
Accumulated deficit	(21,492,312)	104,831	(21,387,481)
Total shareholders' equity	31,592,824	-	31,592,824
Total liabilities and shareholders' equity	$296,522,980	$-	$296,522,980

	Three months ended March 31, 2007
Consolidated Statement of Operations Data:	As previously reported	Adjustments	As restated
Total revenues	$11,906,004	$-	$11,906,004
Employee compensation	2,392,612	(104,831)	2,287,781
Total operating expenses	10,569,787	(104,831)	10,464,956
Operating income	1,336,217	104,831	1,441,048
Net income	871,320	104,831	976,151

Net income attributable to common shareholders	$857,023	$104,831	$961,854
Net income per common share: Basic	$0.03	$0.00	$0.03
Net income per common share: Diluted	$0.03	$0.00	$0.03

	Three months ended March 31, 2007
Consolidated Statement of Cash Flows Data:	As previously reported	Adjustments	As restated
Net income	$871,320	$104,831	$976,151
Share-based compensation	125,664	(104,831)	20,833
Net cash used in operating activities	$(1,014,556)	$-	$(1,014,556)

Note 3 - Summary of Significant Accounting Policies

(a) Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). All significant intercompany transactions have been eliminated in consolidation.

(b) Fair Value of Financial Instruments

The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, receivables, trade accounts payable and accrued expenses, approximate their fair value due to their short term nature.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

(d) Cash and Cash Equivalents

Company funds not currently required to fund operations are kept in liquid commercial bank accounts or clearing organizations accounts paying a "money market" rate of interest or are in short term government securities. These investments are reflected at cost, which approximates estimated fair value, have an original maturity of three months or less, and are considered to be cash equivalents.

(e) Cash Segregated in Compliance with Regulations

Cash segregated in compliance with federal regulations has been segregated in special reserve accounts, primarily with BMO Capital Markets and clearing organizations, in interest bearing cash deposits or short term government securities, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 and other regulations.

(f) Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008, the Company changed its estimate of the useful life of the customer list to five years based on a reduction of customers held at Terra Nova on March 31, 2008 compared to May 17, 2006.

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

(h) Receivables from Customers and Non-Customers

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

(i) Payables to Customers and Non-Customers

Customers funds are maintained in customer segregated accounts and relate to item (e) discussed above. Payable to customers and non-customers are free credit balances on deposit with the Company relating to its self-clearing initiative and are subject to SEC 15c3-3 regulation. The related funds have been segregated in special reserve accounts earning interest. This payable to customers does not include customer securities positions as customer owned securities represent an off-balance-sheet item.

(j) Revenue Recognition

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

(k) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications.

(l) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is partially effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2") which defers the effective date of SFAS 157 to fiscal years beginning after December 31, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". This statement expands the standards under SFAS 157 to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends Statement No. 115 to require the presentation of investments in available-for-sale securities and trading securities: (a) in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or (b) in two separate line items to display the fair value and non-fair-value carrying amounts. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Note 4 - Net Income Per Common Share

Basic net income per common share (EPS) is computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares had been issued applying the treasury stock method.

For the quarter ended March 31, 2008 and 2007, the components of basic and diluted weighted average shares outstanding are as follows:

	As of March 31,
	2008	2007
Weighted average shares outstanding - Basic	26,421,079	27,185,445
Dilutive stock options	-	24,939
Dilutive warrants	-	387,800
Convertible bonds	-	220,000
Weighted average shares outstanding - Diluted	26,421,079	27,818,184

Common stock equivalents totaling 18,244,884 and 12,578,190 for the quarters ended March 31, 2008 and 2007, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 5 - Capitalization

(a) Common Stock

The Company had 150,000,000 shares of common stock authorized and 26,055,057 shares of common stock issued and outstanding at March 31, 2008. At December 31, 2007, 150,000,000 shares of common stock were authorized and 26,531,557 shares of common stock issued and outstanding.

During the quarter ended March 31, 2008 the Company did not issue any common stock.

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

(c) Stock Repurchase Program

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company is to conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. The Company repurchased 476,500 shares valued at $629,199 during the quarter ended March 31, 2008. These shares were retired and therefore not included in treasury stock.

(d) Non-employee Warrants

Non-employee warrants outstanding as of March 31, 2008 totaled 14,384,200 with a weighted average exercise price of $2.78.

(e) Preferred Stock

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2007	Issued	Converted	March 31, 2008
9% Cumulative	2,000	-	-	2,000
Series A	12,350	-	-	12,350
Series B	9,520	-	-	9,520
Series C	37,960	-	-	37,960
Series E	-	-	-	-
Series 2002A	2,000	-	-	2,000
Total	63,830	-	-	63,830

Total preferred stock dividends in arrears as of March 31, 2008 was $38,737. The Board of Directors have declared all accumulated dividends payable on all shares outstanding under all series of preferred stock of the Company, to holders of record on February 27, 2008. The Company made dividend payments to all holders of record fifteen business days after they were declared.

As of the second quarter of 2008 the Company had redeemed or repurchased all outstanding preferred stock.

(f) Restricted Stock

As of March 31, 2008, the Company has no outstanding non-vested shares related to our equity incentive plans.

Note 6 - Segment Information

The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. Our segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Brokerage Services Segment, which includes Terra Nova, RushTrade, and MW Securities. The Software Services Segment is comprised of Tradient, which is the Company's technology development arm, and QuantNova, a wholly-owned subsidiary newly formed in September 2007, based in Bucharest, Romania, whose purpose is for software development. In March 2008, the segment Investment/Brokerage Services was renamed to Brokerage Services with the same reporting companies to better reflect the business activity in the segment. In addition, the Other Services Segment was determined not to reflect an operating segment and will be therefore be renamed Unallocated and will continue to reflect the same reporting companies.

The assets of the Company are used primarily to support the operations of the two primary subsidiaries, Terra Nova and Tradient. The following summarizes the Company's segment information.

	Brokerage Services	Software Services	Total
For the three months ended March 31, 2008:
Revenues	$10,364,610	$575,743	$10,940,353
Operating expenses	9,306,282	879,185	10,185,467
Income (loss) before income taxes	1,058,328	(303,442)	754,886

Depreciation and amortization	421,658	73,355	495,013
Unallocated amounts:
Other revenue			9,015
Stock-based compensation			(42,484)
Depreciation expense			(62,550)
Other expense			(258,740)
Interest expense			-
Consolidated income before income taxes			$400,127

Capital expenditures and software development	$277,666	-	$277,666

Total assets	$227,442,845	$547,166	$227,990,011
Unallocated amounts:
Unallocated assets			2,835,413
Total assets			$230,825,424

	Brokerage Services	Software Services	Total
For the three months ended March 31, 2007:
Revenues	$11,789,473	$105,505	$11,894,978
Operating expenses	9,863,451	433,053	10,296,504
Income (loss) before income taxes	1,926,023	(327,549)	1,598,474

Depreciation and amortization	277,814	67,875	345,689
Unallocated amounts:
Other revenue			11,026
Stock-based compensation			(20,833)
Depreciation expense			(32,346)
Other expense			(115,273)
Interest expense			(24,827)
Consolidated income before income taxes			$1,416,221

Capital expenditures and software development	$835,235	-	$835,235

Total assets	$240,126,286	$346,657	$240,472,943
Unallocated amounts:
Unallocated assets			2,750,421
Total assets			$243,223,364

Note 7 - Litigation

We are not currently a party to any litigation that we believe could have a material adverse effect on our business operations, financial condition or operating results. However, many aspects of our business involve substantial risk of liability. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. Like other securities brokerage firms, there is a reasonable likelihood that from time to time we will be threatened with litigation, or possibly named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal and state securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits, inquiries and inspections.

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

Note 9 - Share-Based Compensation

The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purposes of the 2006 WIP are (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company's business; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. They are reserved for sale upon the exercise of warrants granted under the 2006 WIP 3,500,000 shares of the Company's voting common stock. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants under the Plan. Unless the 2006 WIP is terminated earlier, it shall terminate five years from its effective date.

The table below summarizes the Company's employee stock option and warrant plans as of March 31, 2008:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	1,450,144	781,274	668,870
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Total	4,950,144	3,808,774	1,141,370

A summary of employee stock option activity, under the Company's LTIP, as of March 31, 2008, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	785,574	1.74	4.4	$-
Granted	-	-	-	-
Exercised	-	-	-	$-
Cancelled	(4,300)	7.06	4.4	$-
Balance at March 31, 2008	781,274	$1.71	4.1	$-
Options exercisable at March 31, 2008	117,000	$2.05	2.1	$-

The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2008 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price our common stock at March 31, 2008. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of March 31, 2008 there was $432,266 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock option plans. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years. During the three months ended March 31, 2008 and 2007 we recognized compensation expense of $42,484 and $20,833, respectively, related to options vesting under our option plans.

During the three months ended March 31, 2008 and 2007 no stock options were granted.

A summary of employee warrant activity under the 2006 Warrant Incentive Plan as of March 31, 2008 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	3,027,500	$2.56	3.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2008	3,027,500	$2.56	3.3	$-
Warrants exercisable at March 31, 2008	1,038,125	$2.62	3.3	$-

As of March 31, 2008, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted through warrants. During the three months ended March 31, 2008 and 2007, there was no compensation expense related to warrants.

During the three months ended March 31, 2008 no warrants were granted.

Note 10 - Reversal of Liabilities

In March, 2008 the Company determined the statue of limitations had expired on various debts and insurance claims totaling approximately $354,000 in the first quarter of 2008. The gain on the reversal is reflected under the category "Other general and administrative expenses" on the accompanying statement of operations. These unpaid debts and insurance claims originated prior to the May 2006 acquisition of Terra Nova Trading, L.L.C., Market Wise Securities, LLC and Market Wise Stock Trading School, LLC.

Note 11 - Income Taxes

The income tax provision for the quarters ended March 31, 2008 and 2007 was $228,000 and $440,070, respectively. The Company's income tax provision of $228,000 assumes an effective tax rate of 57%. The effective tax rate is higher than the expected tax rate as a result of Illinois income taxes being paid on taxable income of Terra Nova compared to the Company. Going forward, as a result of reincorporating in Illinois from Texas we expect our effective tax rate to range between 30% and 41%.

Note 12 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova is subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method'', which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the FINRA broker-dealer status. The net capital requirements as of March 31, 2008 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$14,743,996	$1,500,000	$500,000	13,243,996	$14,243,996
Market Wise Securities, LLC	44,143	5,000	-	39,143	-
RushTrade Securities, Inc.	35,073	5,000	-	30,073	-

Note 13 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers, and clearing organizations are as follows:

	As of March 31, 2008		As of December 31, 2007
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$11,236,473	$-	$18,487,925	$-
Clearing deposits & receivables/payables	8,355,162	875,488	6,414,337	694,148

Total	$19,591,635	$875,488	$24,902,262	$694,148

The securities borrowed/loaned represent Terra Nova's temporarily borrowing securities from broker-dealers which we have collateralized with cash in return for borrowing the security. We borrow securities as a result of clients who have short securities in their trading account. We require credit approval for all broker-dealers from which we borrow securities, monitor the collateral value daily, and require additional collateral if warranted. As of March 31, 2008 Terra Nova does not lend securities to other broker-dealers.

Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally we are obligated to meet deposit requirements on a daily basis.

Item 2. Management's Discussion and Analysis and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries (the "Company"), to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1 of the Annual Report on Form 10-KSB for the year ended December 31, 2007, and in other securities filings by the Company with the SEC.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in the Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Our quarterly revenues and operating results have varied in the past, and are likely to vary in the future. Such fluctuations may result in volatility in the price of our common stock. For information regarding the risks related to the variability of quarterly results, see Risk Factors in Item 1 of the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007.

Overview

We operate through two primary subsidiaries: Terra Nova Financial, LLC, a specialized financial services firm focused on supporting trading professionals and Tradient, the technology development arm, building and continually enhancing proprietary real-time portfolio management software products, advanced order management systems, direct-access trading software applications and a data service center.

Terra Nova operates three divisions: Institutional Division is a provider of clearing services, prime brokerage, agency-only brokerage, and advanced direct market access solutions to hedge funds, money managers, and proprietary trading units; Direct Division provides trading services to individual active traders and investors with a focus on trade executions at competitive commissions through direct market access trading platforms; and Broker Services Division provides financial and technological resources for referring broker-dealers, registered representatives, registered investment advisors and foreign brokers including correspondent clearing services, trade execution, white-label direct market access trading platforms, customized trade and business reports as well as account management and custody.

Plan of Operation

With the completion of the integration of Tradient and Terra Nova we have improved the overall cost structure. Moreover, we have taken various steps to establish an infrastructure that will foster growth in the years ahead. This is reflected in our customer base, product offering, operations, number of employees and financial results. Today, the Company services a more diverse customer base than what was previously supported by the Company.

During the 1st quarter of 2008 we continue to:
•	eliminate legacy dependencies on third parties including networking, connectivity and data management services;
•	improve our process and ability to operate as a trading platform neutral clearing agent;
•	refine our clearing processes;
•	deploy our capital in a manner to maximize shareholder return; and
•	increase number of users and trades executed on the Tradient platforms

The Company plans to eliminate several legacy dependencies on third parties including networking, connectivity and data management services. We believe these steps should result in improved economic terms, particularly when factoring the consolidation of the Tradient infrastructure into our Chicago facilities.

The broker-dealer subsidiary, while favoring the Tradient platforms, continues to improve its ability to operate as a trading platform neutral clearing agent. Our control over the back office processes allows the firm to accommodate business opportunities which revolve around non-traditional front-end trading platforms and black box traders.

The Company anticipates that it will continue to increase the number of transactions and executions that it processes, but this growth will likely be offset by compression in the pricing environment. In an effort to mitigate any impact from lower pricing we will continue to invest resources in our back office technology to lower the man-hours required to manage our systems. During the first quarter we have also successfully upgraded the clearing system hardware and software which substantially increases our capacity to clear higher trade volume.

In the second quarter of 2008 the Company redeemed or repurchased all outstanding preferred stock in accordance with the terms of such preferred stock. The amount of the redemption totaled a liquidation value of $781,100 and carried an interest rate of 9%. Also during the first quarter of 2008 we repurchased under our previously announced stock repurchase program 476,500 shares of Company stock or 1.8% of shares outstanding at an average price of approximately $1.32 per share. The Company has approximately $3.3 million remaining under the current common stock buyback program and will continue to opportunistically acquire its stock. In 2008 we will continue to focus on improving our capital structure and our technology and business processes.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Brokerages Services Segment. The Company performed its annual impairment test of goodwill at December 31, 2007 and determined that there was no impairment.

Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86") internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Under the guidance in SFAS 86 we did not incur any capitalizable costs during the first quarter of 2008.

The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality is capitalized. Costs associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate costs occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Under the guidance of SOP 98-1 we capitalized costs of $109,000 during the first quarter of 2008 relating to the clearing system technical upgrade project which relates to our self-clearing software which is being amortized over five years using the straight-line method.

Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008, the Company changed its estimate of the useful life of the customer list to five years based on a reduction of customers held at Terra Nova on March 31, 2008 compared to May 17, 2006.

Share-Based Compensation

At March 31, 2008, the Company has one stock-based employee compensation plan which is described more fully in Note 9 to the accompanying unaudited consolidated financial statements. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Long-lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value. During the three months ended March 31, 2008 the Company recorded an impairment charge of $29,857 related to its property and equipment. No impairment occurred during the three months ended March 31, 2007.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.

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

Results of Continuing Operations

The following table below represents total revenue and expenses from the Consolidated Statements of Operations for three months ended March 31, 2008 and 2007, respectively. The financial information below is derived from the unaudited consolidated financial statements and related notes in the Quarterly Report on Form 10-Q.

	For Three Months Ended March 31,
Results of Continuing Operations	2008	2007
		(as restated)
Total revenues	$10,949,367	$11,906,004
Commissions and fees	8,168,755	8,067,862
Interest income	2,070,884	3,499,050
Software fees	555,722	103,119
Other income	154,006	235,973

Total operating expenses	10,549,240	10,464,956
Commissions and clearing	2,677,927	2,690,141
Employee compensation	3,022,051	2,287,781
Quotations and market data	2,050,730	1,523,285
Interest expense on brokerage accounts	608,743	1,985,529
Advertising and promotional	106,989	241,617
Professional fees	793,244	417,619
Communications and information technology	256,571	187,474
Depreciation and amortization	557,563	378,035
Other general and administrative expense	475,422	753,475

Interest expense	-	(24,827)

Income before income taxes	400,127	1,416,221

Income tax provision	(228,000)	(440,070)

Net income	$172,127	$976,151

Three months Ended March 31, 2008 and 2007

Terra Nova's revenues vary based upon economic factors involving stock market volatility, changes in interest rates, changes required to meet an always evolving marketplace, and compliance related changes. These four major factors impact our business on a continual basis. In addition, and as previously noted in the Company's 10-KSB and 10-QSB filings, the acquisition in May 2006 of Terra Nova has had a material effect on the financial position of the Company.

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

We have reduced overhead and personnel costs at Tradient while continuing to identify additional synergies throughout the Company as well as to identify enhancements to our product offerings, thereby positioning the Company to attract additional revenues and market share. We are allocating resources to improve our technology, a key component for our growth. This will include additional functionally and capacity.

First quarter highlights include:

•	Increased number of Tradient platform users 147% from the first quarter of 2007 to 2008 along with an increase in trades executed on the Tradient platforms by 375% from first quarter of 2007 to 2008.
•	Repurchased 476,500 shares under the common stock buy-back program during the first quarter of 2008 for approximately $630,000 reducing outstanding shares to 26.05 million.
•	Revenue per employee of approximately $132,000 based on 83 full-time employees at March 31, 2008 compared to $129,000 based on 92 full-time employees at March 31, 2007.
•	Declared all accumulated dividends payable on all series of preferred stock to holders of record on February 27, 2008. The amount paid in arrears was $38,787.
•	Implemented clearing system upgrade which significantly increases processing trade capacity.
•	Net income for first quarter of 2008 included non-cash related expenses totaling $600,047, which include:
•	Depreciation expense on property and equipment of $99,119
•	Amortization expense on capitalized software of $120,017
•	Amortization expense on intangible assets of $338,427
•	Stock-based compensation of $42,484

Revenues

Commissions and fees

Terra Nova is dependent on the overall activity in the U.S. equity, futures and options markets and continues to devote resources toward marketing its online direct access trading platforms and increasing the overall client base, which management expects will continue to drive improvement in trade volumes and revenues. Commission revenue consists of executing stock exchange listed and OTC securities along with exchange listed options transactions for the Company's clients. We generate commissions as the Company's clients execute transactions on other products including futures and futures options, ETF's, fixed income, and mutual funds. Commission revenues are recorded on transactions on a settlement date basis. The fee revenue is generated from clients accessing our proprietary software platform and market data fees.

Commissions and fees increased $100,893 to $8.2 million from $8.1 million, an increase of 1.3%, for three months ended March 31, 2008 to three months ended March 31, 2007. The $100,000 increase was a result of an increase in trade volumes of 15% or $1.2 million offset by a 12% decline in the average commission per trade or $1.1 million.

Interest income

As a self-clearing broker-dealer we receive interest revenue on customer credit and debit balances through interest bearing accounts, U.S. Government securities and correspondent clearing interest sharing arrangements. Interest revenue decreased $1.4 million from $3.5 million during the three months ended March 31, 2007 to $2.1 million during the three months ended March 31, 2008. Interest earned on margin balances accounted for approximately 50% of the decline and equally balanced between declining cash balances and lower rates. The interest earned on our segregated cash balances was impacted by the lower federal funds rate.

During the three months ended March 31, 2008, the Federal Reserve Open Market Committee lowered the federal funds rate 75 basis points on January 22, 50 basis points on January 30, and 75 basis points on March 18 totaling 200 basis points from 4.25% to 2.25%. As a result of the federal funds rate decline, the broker call money rate, a short-term interest rate, also declined from 6.00% to 4.00% which is the base rate Terra Nova charges on margin debit cash balances. We also borrow securities resulting from clients who have short securities and receive interest from broker-dealers who we have collateralized with cash in return for borrowing the security.

Software fees and other income

Software fees increased for three months ended March 31 from $103,000 in 2007 to $556,000 in 2008, an increase of 438%. The increase in software fees was due to 1,374 new users on our Direct Pro Trading Software, Direct Plus Trading Software and the Direct Online Trading platforms from Tradient.

Other income decreased for three months ended March 31 from $236,000 in 2007 to $154,000 in 2008, a decrease of 35%. Other revenue consists of data revenue and other miscellaneous operating fees charged to clients and investment banking fees. A decrease in investment banking fees comprised 60% of the decrease in other income.

Expenses

Commissions and clearing

A percentage of the commissions are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We have access to multiple ECN's ("electronic communication networks") and other execution venues which are paid a fee (or rebate payment for order flow) for executing equity and option transactions on or through their systems. We are members of multiple exchange and regulatory organizations and must pay them fees when executing transactions through them, and these exchange and regulatory costs are typically based on number of transactions executed. Softdollar expense is defined as arrangements under which products or services other than execution of securities transactions are obtained by a trader, adviser, fund or institution and paid by Terra Nova. We clear our futures through an established futures commission merchant.

Commissions and clearing remained the same for three months ended March 31at $2.7 million in 2008 and 2007.

Employee compensation

Employee compensation increased for three months ended March 31 from $2.3 million in 2007 to $3 million in 2008, an increase of $735,000 or 32%. The Company continues to review its resources and requirements and has reduced various employee related expenses where appropriate. Share-based compensation expense was $20,833 in 2007 compared to $42,484 in 2008. Employee compensation consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Our overall number of full-time employees was eighty-three as of March 31, 2008. Compensation expense in the first quarter of 2007 was lower due to the reversal of over accured bonus expense from December 2006. Without this adjustment compensation expense was consistent quarter-over-quarter along with lower capitalized personnel expenses of approximately $200,000.

Quotations and market data

Quotations and market data expenses increased for three months ended from $1.5 million in 2007 to $2.1 million in 2008, an increase of $528,000 or 35%. The majority of the quotations and market data expense is payments to third parties for data and trading platform access for the Company clients and is a variable cost based on the number of clients, license and routing. The remaining fees include payment to vendors for access to market data including option and equity prices and news information. Terra Nova intends to continue to increase its reliance on internal technology both at Terra Nova and Tradient in order to assist in controlling such costs and expenses.

The majority of the increase in quotation and market data expense for the three months ended March 31, 2008 compared to 2007 was due to the increase in certain fees associated with a new License Agreement between the Company and Townsend Analytics, Ltd. as compared to the fees previously charged to the Company.

Interest expense on brokerage accounts

In the first quarter of 2008, the Federal Reserve Open Market Committee lowered the federal funds rate on three instances totaling 200 basis points from 4.25% to 2.25%. As a result of the federal funds rate decline, the broker call money rate declined from 6.00% to 4.00% which is the base rate Terra Nova credits clients on cash balances.

Interest expenses on brokerage accounts decreased approximately $1.4 million or 69% from $1.9 million in 2007 to $609,000 in 2008 due to the decline in the broker call rate. As a self-clearing broker-dealer we pay interest to clients on cash credit balances as well as interest to banks for customer related loans which support customer debits. The interest rate is based on the broker call money rate which is a short-term interest rate.

Advertising and promotional

Advertising and promotional decreased by $135,000 to $107,000 for the three month period ended March 31, 2008 compared to the same period in 2007. These expenses include trade shows, targeted marketing in multiple financial publications, online advertising, and various sales force marketing related expenses.

Professional fees

Professional fees increased $375,000 or 90% from $418,000 in 2007 to $793,000 in 2008. The majority of the expense relates to legal and consulting fees incurred for the Company's Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses, and regulatory compliance.

Communications and information technology

For the three months ended March 31, 2008, communications and information technology expenses increased by $69,000 to $257,000 from the same period in the prior year. As technology plays a major role in our daily operations we have multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider, we maintain two co-location data centers in Chicago, Illinois. We intend to continue to transfer services from third party providers to internally based solutions and enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third party providers. We continually invest in our technology and infrastructure systems including hardware and software upgrades and disaster recovery systems.

Depreciation and amortization

Depreciation and amortization increased 47% from $378,000 to $558,000 for the period ended March 31, 2008 compared to the same period in 2007. The acquired intangible assets comprised the values ascribed to the acquired client lists and trade name of $4.7 million and $1.8 million, respectively. During 2007, the acquired intangibles were being amortized on a straight-line basis over their estimated useful lives of ten years. During the first quarter of 2008,we changed the estimated life of the customer list from ten years to five years based on a determination that the turnover rate of the original customers from May 2006 was higher than was originally determined. This acceleration of amortization expense generated an increase of $132,876 in the first quarter of 2008 compared to first quarter of 2007.

Other general and administrative expenses

Other general and administrative expenses decreased $278,000 or 37% to $475,000 for three months ended March 31, 2008 compared to $753,000 in 2007. The general and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, director compensation, and miscellaneous expenses incurred by the Company. During the first quarter in 2008, we had an increase in bad debt expense of $90,000 and accelerated the remaining lease expense for the co-location and office located in Dallas due to the disposal of those facilities of $130,000. These expenses were offset by the write-off of historical payables totaling approximately $354,000 (See Note 10).

Income tax provision

The income tax provision for the quarters ended March 31, 2008 and 2007 was $228,000 and $440,070, respectively. The Company's income tax provision of $228,000 assumes an effective tax rate of 57%. The effective tax rate is higher than the expected tax rate as a result of Illinois income taxes being paid on net income of Terra Nova compared to the Company. Going forward, as a result of reincorporating in Illinois from Texas we expect our effective tax rate to range between 30% and 41%.

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

The Company has been conducting stock repurchases in the open market from the inception of the common stock buyback program established in September 2007. This has had an impact on the capital resources of the Company which has resulted in a decline in capital thru March 31, 2008 of approximately $1.67 million based on the retirement of 1,148,794 shares. This capital withdrawal has been offset by net income in the amount of $1.1 million. The Company anticipates we will continue to repurchase stock based upon management's discretion. In the second quarter of 2008 the Company redeemed or repurchased all outstanding preferred stock in accordance with the terms of such preferred stock. The amount of the redemption totaled a liquidation value of $781,100 and carried an interest rate of 9%.

Cash and cash equivalents

As reflected on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased 20.5% to $6.3 million at March 31, 2008, from $7.9 million at December 31, 2007. Cash flow from operations was $10.2 million for three months ended March 31, 2008. We generated net income for three months ended March 31, 2008 of $172,127. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $557,563 and stock-based compensation of $42,484. Some of the larger changes included a decrease in receivables from customers of $25.9 million, an increase in segregated cash of $20.6 million, a decrease in receivables to brokers, dealers, and clearing organizations of $5.3 million, and an increase in payables to customers of $1.8 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts, which were approximately $192.7 million at March 31, 2008.

Cash flow used in investing activities for three months ended March 31, 2008 was $277,666, due to the purchase of property and equipment of $161,103 and $116,563 resulting from capitalization of software development costs.

Cash flow used in financing activities during the three months ending March 31, 2008 was $11.5 million due to a net decrease in our line of credit of $10.8 million, $629,199 for the common stock buyback plan, and payment of preferred dividends of $38,737.

Cash segregated in compliance with federal regulations

Cash segregated in compliance with federal regulations was $144.2 million at December 31, 2007 versus $164.8 million at March 31, 2008. Such funds have been segregated in special reserve accounts, primarily in interest bearing cash deposits, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. We are required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

Line of Credit

Our secured credit line, used to facilitate the self-clearing broker-dealer, is with BMO Capital Markets. We continue to pursue additional lines to facilitate future growth. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. At March 31, 2008, our liability related to the line of credit was zero compared to $10.8 million at December 31, 2007.

Liquidity

Our plans for growth at the present time do not require and we do not anticipate the need for additional cash. To the extent opportunities are presented, we may need to raise additional capital or issue additional equity.

Item 3T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded our disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as previously reported in the Company's Annual Report on Form 10-KSB.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

See Note 7 - Litigation in the Notes to the Unaudited Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2008 the Company did not issue shares of common stock that were not registered under the Securities Exchange Act of 1934.

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company is to conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. In the first quarter of 2008 the Company repurchased 476,500 shares valued at $629,198 which was retired and therefore not included in treasury stock.

The following table sets forth information on our common stock buyback program for the quarter ended March 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
March	476,500	1.32	1,148,794	$3,330,192

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders during the first quarter of 2008.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on 10-Q:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 15, 2008	/s/ Michael G. Nolan
Date	Michael G. Nolan
Chief Executive Officer

May 15, 2008	/s/ Murrey Wanstrath
Date	Murrey Wanstrath
Chief Financial Officer