Form 10-Q
period 2008-06-30
Terra Nova Financial Group Inc
filed 2008-08-14
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

 Commission file number 000-24057

Terra Nova Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Illinois	75-2375969
(State of incorporation)	(I.R.S. employer identification no.)

100 South Wacker Drive, Suite 1550
Chicago, Illinois 60606
(Address of principal executive offices, including zip code)
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

The number of shares of Common Stock outstanding was 25,529,057 as of August 1, 2008.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
Cash and cash equivalents	$5,335,687	$7,937,880
Cash segregated in compliance with federal regulations	150,152,112	144,225,499
Receivables from brokers, dealers and clearing organizations	14,701,118	24,902,262
Receivables from customers and non-customers	33,014,885	47,261,886
Property and equipment, net	1,114,930	1,150,312
Capitalized software development costs, net	2,236,470	1,883,375
Intangible assets, net	4,804,806	5,481,660
Goodwill	7,501,408	7,501,408
Deferred income taxes, net	1,484,003	1,569,892
Other assets	1,192,880	1,309,190
Total assets	$221,538,299	$243,223,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$-	$10,848,000
Payables to brokers, dealers and clearing organizations	6,093,393	694,148
Payables to customers and non-customers	180,252,251	194,493,946
Accounts payable and accrued expenses	3,438,643	3,407,832
Accrued preferred stock dividends	-	29,950
Income tax liability	19,973	592,918
Total liabilities	189,804,260	210,066,794

Commitments and contingencies

Shareholders' equity
Preferred stock - $10 par value; 5,000,000 shares authorized
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; zero shares issued and outstanding at June 30, 2008 and 14,350 shares issued and outstanding at December 31, 2007	-	143,500
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; zero shares issued and outstanding at June 30, 2008 and 49,480 shares issues and outstanding at December 31, 2007	-	494,800
Common stock; $0.01 par value; 150,000,000 shares authorized; 26,017,057 shares issued and 25,529,057 shares outstanding at June 30, 2008 and 26,531,557 shares issued and outstanding at December 31, 2007	260,171	265,316
Treasury stock, at cost; 488,000 shares at June 30, 2008 and no shares at December 31, 2007	(589,260)	-
Additional paid-in capital	52,578,116	53,339,299
Accumulated deficit	(20,514,988)	(21,086,345)
Total shareholders' equity	31,734,039	33,156,570
Total liabilities and shareholders' equity	$221,538,299	$243,223,364

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES	(Unaudited)	(as restated and unaudited)	(Unaudited)	(as restated and unaudited)
Commissions and fees	$7,071,117	$8,981,479	$15,239,872	$17,049,341

Interest income	1,400,545	3,939,233	3,471,429	7,438,283
Interest expense on brokerage accounts	213,686	1,687,197	822,429	3,672,725
Net interest income	1,186,859	2,252,036	2,649,000	3,765,558

Software fees, net	193,333	144,666	352,336	247,785
Other income	94,225	193,170	248,231	429,143

Net revenues	8,545,534	11,571,351	18,489,439	21,491,827

OPERATING EXPENSES
Commissions and clearing	2,704,354	3,654,100	5,382,281	6,344,240
Employee compensation	2,159,231	2,634,489	5,181,282	4,922,270
Quotations and market data	1,603,344	1,448,418	3,257,356	2,971,703
Advertising and promotional	147,386	249,033	254,375	490,650
Professional fees	505,391	564,558	1,298,635	982,177
Communications and information technology	191,523	238,463	448,094	425,937
Depreciation and amortization	568,368	450,165	1,125,931	828,200
Other general and administrative expenses	(13,411)	1,206,732	462,010	1,960,207

Total operating expenses	7,866,186	10,445,958	17,409,964	18,925,384

Operating income	679,348	1,125,393	1,079,475	2,566,443

Interest expense	-	(17,686)	-	(42,513)

Income before income taxes	679,348	1,107,707	1,079,475	2,523,930

Income tax provision	(280,118)	(516,076)	(508,118)	(956,146)

Net income	399,230	591,631	571,357	1,567,784

Dividends on preferred stock	(2,538)	(14,297)	(20,113)	(28,594)

Net income attributable to common shareholders	$396,692	$577,334	$551,244	$1,539,190

Net income per common share:
Basic	$0.02	$0.02	$0.02	$0.06

Diluted	$0.02	$0.02	$0.02	$0.06

Weighted average common shares outstanding:
Basic	26,037,661	27,187,428	26,223,876	27,186,490

Diluted	26,037,661	27,690,626	26,223,876	27,869,997

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES	(Unaudited)	(as restated and unaudited)
Net income	$571,357	$1,567,784
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	70,806	41,326
Depreciation and amortization	1,125,931	828,200
Amortization of debt discount	-	7,051
Gain on settlement of liabilities	-	(54,790)
Deferred income tax provision	85,889	-
Reversal of legal reserve	140,000	-
Gain on extinguishment of liabilities	540,000	-
Loss on write-offs of assets	29,857	-
Change in assets and liabilities
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	(5,926,613)	19,541,383
Receivables from brokers, dealers and clearing organizations	10,201,144	27,945,130
Receivables from customers and non-customers	14,247,001	13,908,362
Other assets	86,453	(725,828)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	5,399,246	661,537
Payables to customers and non-customers	(14,241,696)	(49,508,354)
Accounts payable and accrued expenses	(649,189)	358,291
Income tax liability	(572,945)	956,146

Net cash provided by operating activities	11,107,241	15,526,238

INVESTING ACTIVITIES
Purchase of property and equipment	(153,323)	(593,966)
Capitalization of software development costs	(613,467)	(280,474)

Net cash used in investing activities	(766,790)	(874,440)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	9,750
Repurchase and retirement of common stock	(674,221)	-
Purchase of treasury stock	(589,260)	-
Preferred dividends paid	(50,063)	-
Payment of convertible notes payable to related parties	-	(166,667)
Redemption of preferred stock	(781,100)	-
Net payments on line of credit	(10,848,000)	(17,334,000)

Net cash used in financing activities	(12,942,644)	(17,490,917)

Net decrease in cash and cash equivalents	(2,602,193)	(2,839,119)
Cash and cash equivalents at beginning of period	7,937,880	5,733,813
Cash and cash equivalents at end of period	$5,335,687	$2,894,694

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$822,429	$3,672,726

Cash paid for income taxes	$360,000	$-

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(as restated and unaudited)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued	$-	$29,531
Fair value of warrants with debt financing recorded as a debt discount	-	141,714
Common stock issued as payment for accrued interest and dividends	-	3,682
Intangibles acquired via common stock	-	141,714
Common stock issued for conversion of preferred stock	$-	$10,000

See accompanying notes to unaudited consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Notes To Unaudited Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc (the "Parent") is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC, a specialized financial services firm focused on supporting trading professionals and Tradient Technologies, Inc., formerly known as RushGroup Technologies, Inc., a technology development entity that builds applications for electronic trade execution, order routing and clearing. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

On June 20, 2008 the Parent changed its state of incorporation from Texas to Illinois. Other than the change in corporate domicile, this reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Furthermore, the Company's common stock will continue to trade on the OTC Bulletin Board under ticker symbol "TNFG" and there is no change in the Company's CUSIP number.

Terra Nova Financial, LLC ("Terra Nova"), a specialized financial services firm focused on supporting trading professionals and a wholly-owned subsidiary of the Parent was acquired on May 17, 2006. Terra Nova is registered with the following exchanges and regulatory organizations:

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

Terra Nova is a specialized financial services firm that is focused on supporting trading professionals. Terra Nova offers a broad array of services for the execution and clearing of trading products including equities, options, futures and commodity options, ETFs, fixed income and mutual funds as well as prime brokerage, clearing and back office services for institutions. Terra Nova serves a diverse client base of professional traders, hedge funds, money managers, correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers located in the United States and in certain foreign countries. Primary sources of revenues for Terra Nova include commissions, account fees and interest.

Tradient Technologies, Inc. ("Tradient"), a wholly-owned subsidiary of the Parent, is a technology development entity that builds applications for electronic trade execution, order routing and clearing. Tradient applications are marketed to broker-dealers, institutional portfolio managers and traders. Primary sources of revenue for Tradient include software licensing and routing fees.

SC QuantNova Research SRL ("QuantNova"), a wholly-owned subsidiary of the Parent provides consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of June 30, 2008 had five employees.

The Parent also maintains less active or inactive wholly-owned subsidiaries including, without limitation, the following:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), FINRA broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), FINRA broker-dealer

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of June 30, 2008 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period. The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In March 2008, the Company became aware that the warrant agreements for the May and August 2006 warrant grants were silent as to a service condition. The agreements contained a vesting condition and it was the Company's intent that the employees would only continue to vest in the awards if they continued to be employed by the Company. The warrant agreements did not contain such a service condition. Therefore, compensation cost related to these warrants should have been fully recognized on the date of grant and not over the vesting period, as previously had been recorded. Accordingly, the Company restated its consolidated financial statements for the year ended December 31, 2006 and its interim unaudited consolidated financial statements for the quarterly periods beginning June 30, 2006 through September 30, 2007. The correction of the error results in a decrease in non-cash stock compensation expense of $330,504 for the six months ended June 30, 2007.

The following tables reflect a summary of the effects of the restatement on the Company's interim unaudited consolidated balance sheet as of June 30, 2007 and the interim unaudited consolidated statements of operations and cash flows for the quarterly period ended June 30, 2007.

	As of June 30, 2007
Consolidated Balance Sheet Data:	As previously reported	Adjustments	As restated
Total assets	$231,257,332	$-	$231,257,332
Total liabilities	199,060,744	-	199,060,744
Additional paid-in capital	52,415,595	(330,504)	52,085,091
Accumulated deficit	(21,126,352)	330,504	(20,795,848)
Total shareholders' equity	32,196,588	-	32,196,588
Total liabilities and shareholders' equity	$231,257,332	$-	$231,257,332

	Six months ended June 30, 2007
Consolidated Statement of Operations Data:	As previously reported	Adjustments	As restated
Net revenues (1)	$21,491,827	$-	$21,491,827
Employee compensation	5,252,774	(330,504)	4,922,270
Total operating expenses (1)	19,255,888	(330,504)	18,925,384
Operating income	2,235,939	330,504	2,566,443
Net income	1,237,280	330,504	1,567,784

Net income attributable to common shareholders	$1,208,686	$330,504	$1,539,190
Net income per common share: Basic	$0.04	$0.02	$0.06
Net income per common share: Diluted	$0.04	$0.02	$0.06
(1) Reflects reclass of interest expense on brokerage accounts to net interest income

	Six months ended June 30, 2007
Consolidated Statement of Cash Flows Data:	As previously reported	Adjustments	As restated
Net income	$1,237,280	$330,504	$1,567,784
Share-based compensation	371,830	(330,504)	41,326
Net cash provided by operating activities	$15,526,238	$-	$15,526,238

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

(d) Cash and Cash Equivalents

Company funds not currently required to fund operations are kept in liquid commercial bank accounts or clearing organization accounts paying a "money market" rate of interest or are in short term government securities. These investments are reflected at cost, which approximates estimated fair value, have an original maturity of three months or less, and are considered to be cash equivalents.

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

(f) Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008, the Company changed its estimate of the useful life of the customer list to five years based on a reduction of customers held at Terra Nova on June 30, 2008 compared to May 17, 2006.

(g) Receivables from Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations consists primarily of securities borrowed, commissions receivable and securities related to the clearance of transactions and deposits with clearing organizations. Securities borrowed transactions require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various clearing brokers for institutional, prime brokerage, equity and option clearing business and fully-disclosed futures business.

(h) Receivables from Customers and Non-Customers

Receivables from brokerage customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company performs periodic credit evaluations and provides allowances for potential credit losses based upon its assessment of specifically identified unsecured receivables and other factors.

(i) Payables to Customers and Non-Customers

Customers funds are maintained in customer segregated accounts and relate to item (e) discussed above. Payable to customers and non-customers are free credit balances on deposit with the Company related to its self-clearing business and are subject to SEC 15c3-3 regulation. The related funds have been segregated in special reserve accounts earning interest. This payable to customers does not include customer securities positions as customer owned securities represent an off-balance-sheet item.

(j) Revenue Recognition

Revenues primarily consist of brokerage related commission and fees, interest income and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of account and transaction fees and is recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to clients. The Company reports software revenue on a net basis and the elimination of intercompany charges from Tradient to Terra Nova for software fees will have no effect on overall net income. Interest income is primarily generated by charges to clients on margin balances and revenue from client cash held and invested by Terra Nova as a clearing firm offset by interest paid to clients on their credit balances. Interest is recorded on an accrual basis as earned.

(k) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications. Beginning June 30, 2008 the Company reclassified interest expense on brokerage accounts to net against interest income to conform to industry norm which will reduce revenue measures versus prior periods with no effect on overall net income.

(l) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is partially effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2") which defers the effective date of SFAS 157 to fiscal years beginning after December 31, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, SFAS 157 was adopted except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." This statement expands the standards under SFAS 157 to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends Statement No. 115 to require the presentation of investments in available-for-sale securities and trading securities: (a) in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or (b) in two separate line items to display the fair value and non-fair-value carrying amounts. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on consolidated financial position, results of operations or cash flows.

On December 4, 2007, FASB issued Statement No. 141 (revised 2007), "Business Combination" ("SFAS 141R"). SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The revision of Statement No.141 is part of FASB's push toward "fair value" or mark-to-market accounting. The adoption of SFAS 141R will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

Note 4 - Net Income Per Common Share

Basic net income per common share (EPS) is computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares, such as shares that would satisfy outstanding warrants and options, had been issued applying the treasury stock method.

For the three and six months ended June 30, 2008 and 2007, the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding - Basic	26,037,661	27,187,428	26,223,876	27,186,490
Dilutive stock options	-	14,105	-	21,477
Dilutive warrants	-	489,093	-	662,030
Weighted average shares outstanding - Diluted	26,037,661	27,690,626	26,223,876	27,869,997

Common stock equivalents totaling 18,037,265 for both the three and six months ended June 30, 2008 were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive. For three and six months ended June 30, 2007 common stock equivalents 17,192,270 and 17,007,788, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 5 - Capitalization

(a) Common Stock

The Company had 150,000,000 shares of common stock authorized, 26,017,057 shares issued and 25,529,057 outstanding as of June 30, 2008. On June 25, 2008 the Company purchased 488,000 shares of treasury stock for $589,260.

(b) Reverse Stock Split

A special meeting of shareholders of the Parent was held on July 12, 2007 in Chicago, Illinois. At the meeting shareholders approved the recommendation of the Company's Board of Directors of a one-for-ten reverse split of the Company's outstanding shares of common stock. On August 1, 2007 the Company announced notification from NASDAQ of approval of a one-for-ten reverse stock split and a symbol change from TNVF to TNFG. The reverse stock split became effective at the opening of the stock market on August 1, 2007. Any fractional shares that resulted from the reverse split were rounded up to the next highest share and no shareholders were reduced to less than one share. Under the terms of the reverse stock split, each ten shares of issued and outstanding common stock automatically combined into and become one share of common stock. In addition, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to reduce the total number of authorized shares of common stock of the Company, par value $0.01 per share, from 800,000,000 to 150,000,000.

All share and per share amounts have been restated for all periods presented to reflect this one-for-ten reverse stock split.

(c) Stock Repurchase Program

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducts the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. The Company repurchased 1,002,500 shares of common stock for $1,263,481 during the six months ended June 30, 2008 of which 514,500 shares were retired by June 30, 2008 and 488,000 shares were retired on July 8, 2008 and are included in treasury stock as of June 30, 2008.

(d) Non-employee Warrants

Non-employee warrants outstanding as of June 30, 2008 totaled 14,384,200 with a weighted average exercise price of $2.78.

(e) Preferred Stock

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2007	Issued	Redeemed	June 30, 2008
9% Cumulative	2,000	-	(2,000)	-
Series A	12,350	-	(12,350)	-
Series B	9,520	-	(9,520)	-
Series C	37,960	-	(37,960)	-
Series E	-	-	-	-
Series 2002A	2,000	-	(2,000)	-
Total	63,830	-	(63,830)	-

There were no preferred stock dividends in arrears as of June 30, 2008. During the second quarter of 2008 the Company redeemed or repurchased all 63,830 shares outstanding under all series of preferred stock of the Company with a liquidation value of $781,100. In addition, $50,063 of stock dividends in arrears were paid in full on all series of preferred stock.

(f) Restricted Stock

As of June 30, 2008, the Company has no outstanding non-vested shares related to equity incentive plans.

(g) Treasury Stock

On June 30, 2008 there were 488,000 shares held as treasury stock which was purchased, under the stock repurchase program, on June 25, 2008 and settled on June 30, 2008. On July 8, 2008 the 488,000 shares were retired.

Note 6 - Segment Information

The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. Segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Brokerage Services Segment, which includes Terra Nova, RushTrade Securities and MW Securities. The Software Services Segment is comprised of Tradient, which is the Company's technology development arm, and QuantNova. In March 2008, the segment Investment/Brokerage Services was renamed to Brokerage Services with the same reporting companies to better reflect the business activity in the segment. In addition, the Other Services Segment was determined not to reflect an operating segment and therefore has been renamed Corporate and Unallocated and continues to reflect the same reporting companies.

The assets of the Company are used primarily to support the operations of the two primary subsidiaries, Terra Nova and Tradient. The following summarizes the Company's segment information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Brokerage Services
Revenues, excluding interest	$7,159,994	$9,174,803	$15,473,740	$17,468,551
Interest revenue	1,400,545	3,939,233	3,471,429	7,438,283
Interest expense	(213,686)	(1,687,197)	(822,429)	(3,672,725)
	8,346,853	11,426,839	18,122,740	21,234,109

Software Services
Revenues	727,912	144,666	1,303,655	247,785

Eliminations of intercompany charges from the Software segment to Brokerage segment	(534,579)	-	(951,319)	-

Corporate and Unallocated
Revenues	5,348	-	14,363	9,933
Net revenues	$8,545,534	$11,571,351	$18,489,439	$21,491,827

Depreciation and amortization:
Brokerage Services	386,191	246,197	770,719	487,180
Software Services	84,498	75,444	157,853	143,319
Corporate and Unallocated	97,679	128,524	197,359	197,701
	$568,368	$450,165	$1,125,931	$828,200

Income before income taxes:
Brokerage Services	773,431	1,871,691	1,868,589	3,834,544
Software Services	400,795	(428,062)	97,354	(755,610)
Corporate and Unallocated	(494,878)	(335,922)	(886,468)	(555,004)
	$679,348	$1,107,707	$1,079,475	$2,523,930

Total assets:			June 30, 2008	December 31, 2007
Brokerage Services			$217,874,015	$240,126,286
Software Services			971,338	346,657
Corporate and Unallocated			2,692,946	2,750,421
Total assets			$221,538,299	$243,223,364

Note 7 - Litigation and Claims

The Company is not currently a party to any litigation that it believes will have a material adverse effect on its business operations, financial condition or operating results. However, many aspects of its business involve substantial risk of liability and from time to time the Company is subject to lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. As with other securities brokerage firms, there is a reasonable likelihood that from time to time the Company will be threatened with litigation or possibly named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal and state securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action.

The Company also is subject to periodic regulatory audits, inquiries and inspections. Audits and investigations by regulatory agencies such as FINRA may lead to fines or other sanctions. On August 1,2008, the staff of the Financial Industry Regulatory Authority ("FINRA") notified the Terra Nova Financial, LLC ("TNF") that it had made a preliminary determination to recommend disciplinary action against TNF and the former chief financial officer of TNF and the Company, based on alleged violations related to the following: anti-money laundering compliance programs from August 2005 to July 2007; customer protection rules from September 2006 to January 2008; reserve formula calculations from September 2006 to July 2007 and the filing of allegedly inaccurate FOCUS Part II Reports from September 2006 to July 2007. Prior to issuing a formal complaint, FINRA has invited TNF to provide a response setting forth any reasons or arguments why a disciplinary action should not be brought. TNF intends to make such a submission in August 2008. The Company believes the resolution of this matter may include a monetary penalty although it is still too early in the process to be certain of the ultimate resolution.

Note 8 - Risks and Uncertainties

In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to off-balance-sheet credit risk in the event that broker-dealer customers are unable to fulfill their contractual obligations.

Many client accounts are margin accounts. In margin transactions, the Company may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal policies. In all cases, such transactions may expose the Company to significant off-balance-sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations, Terra Nova may be required to purchase or sell financial instruments at prevailing market prices to attempt to fulfill the clients' obligations.

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

On May 23, 2007, the shareholders approved an amendment ("Plan Amendment") to the Company's 2005 Long-Term Incentive Plan ("LTIP"). For administrative convenience and in order to streamline the time and costs associated with administering the LTIP and the old stock-based plans listed below (collectively, the "Old Plans"), the shareholders approved the Plan Amendment in order to consolidate all of the options granted under the Old Plans such that they are administered under, and governed by, the LTIP. The stock option agreements pursuant to which options were granted under the Old Plans continue to govern the individual grants of options under the Old Plans. In addition, the Plan Amendment revised the LTIP for the provision relating to the maximum number of awards that can be outstanding under the LTIP at any one time.

In addition to the LTIP, the Company has issued options to employees, Directors and consultants pursuant to the following stock-based plans, which were instituted before the LTIP:

•	The 1997 Stock Option Plan;
•	The Incentive Stock Option Plan;
•	The 1999 Stock Bonus Plan;
•	The 2000 Stock Option Plan; and
•	The 2002 Stock Option Plan.

Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purposes of the 2006 WIP are (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company's business; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. 3,500,000 shares of the Company's voting common stock are reserved for sale upon the exercise of warrants granted under the 2006 WIP. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants under the Plan. Unless the 2006 WIP is terminated earlier it shall terminate five years from its effective date.

The table below summarizes the Company's employee stock option and warrant plans as of June 30, 2008:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	1,427,903	610,774	817,129
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Total	4,927,903	3,638,274	1,289,629

A summary of employee stock option activity, under the Company's LTIP, as of June 30, 2008, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	785,574	$1.74	4.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(174,800)	1.87	0.1	-
Balance at June 30, 2008	610,774	$1.71	4.1	$-
Options exercisable at June 30, 2008	47,000	$2.34	3.0	$-

The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2008 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at June 30, 2008. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of June 30, 2008 there was $256,081 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years. During the three months ended June 30, 2008 and 2007 compensation expense of $28,322 and $17,993, respectively, was recognized related to options vesting under option plans. During the six months ended June 30, 2008 and 2007 compensation expense of $70,806 and $38,826, respectively, was recognized related to options vesting under option plans.

During the six months ended June 30, 2008 and 2007 no stock options were granted.

A summary of employee warrant activity under the 2006 WIP as of June 30, 2008 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	3,027,500	$2.56	3.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2008	3,027,500	$2.56	3.1	$-
Warrants exercisable at June 30, 2008	1,088,125	$2.63	3.1	$-

As of June 30, 2008, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted through warrants. During the three and six months ended June 30, 2008 and 2007, there was no compensation expense related to warrants.

During the six months ended June 30, 2008 no warrants were granted.

Note 10 - Reversal of Liabilities

In March and June, 2008 the Company determined the statue of limitations had expired on various debts and insurance claims totaling approximately $354,000 and $186,000, respectively. Accordingly, the Company reversed these liabilities from the consolidated balance sheet on the respective dates. The gain on the extinguishment of these liabilities is reflected under the category "Other general and administrative expenses" on the accompanying consolidated statements of operations. All of these unpaid debts and insurance claims originated prior to the May 2006 acquisition of Terra Nova, MW Securities and MW School.

During the second quarter of 2006 the Company recorded an accrual of $140,000 for a contingent liability related to an anticipated fine. During the second quarter of 2008, the anticipated fine was not levied and the Company reversed the $140,000 legal accrual. The reversal is reflected under the category "Professional fees" on the accompanying consolidated statements of operations.

Note 11 - Income Taxes

The income tax provision for the six months ended June 30, 2008 and 2007 was $508,118 and $956,146, respectively. The Company's income tax provision of $508,118 assumes an effective tax rate of 47% for federal and state income taxes. The effective tax rate is higher than the expected tax rate as a result of Illinois income taxes being paid on taxable income of Terra Nova rather than the consolidated taxable income of the Company. Going forward, as a result of reincorporating in Illinois from Texas in June of 2008 the firm expects the effective tax rate to be approximately 41% and will be based on consolidated taxable income of the Company.

Note 12 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova is subject to the Commodity Futures Trading Commission's financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. RushTrade is subject to $5,000 minimum capital requirement relative to the FINRA broker-dealer status. The net capital requirements as of June 30, 2008 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$13,314,284	$1,500,000	$500,000	$11,814,284	$12,814,284
Market Wise Securities, LLC	44,022	5,000	-	39,022	-
RushTrade Securities, Inc.	$46,389	$5,000	$-	$41,389	$-

Note 13 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers and clearing organizations are as follows:

	As of June 30, 2008		As of December 31, 2007
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$9,419,025	$-	$18,487,925	$-
Clearing deposits & receivables/payables	5,282,093	6,093,393	6,414,337	694,148

Total	$14,701,118	$6,093,393	$24,902,262	$694,148

The securities borrowed/loaned represent Terra Nova's temporarily borrowing securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have short securities in their trading accounts. Credit approval is required for all broker-dealers from which securities are borrowed Terra Nova monitors the collateral value daily and requires additional collateral if warranted. Terra Nova lends securities to other broker-dealers and the balance as of June 30, 2008 was zero.

Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally the Company is obligated to meet deposit requirements on a daily basis.

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

Variability of Quarterly Results

The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Quarterly revenues and operating results have varied in the past and are likely to vary in the future. Such fluctuations may result in volatility in the price of The Company's common stock. For information regarding the risks related to the variability of quarterly results, see Risk Factors in Item 1 of the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2007.

Overview

The Company operates through two primary subsidiaries: Terra Nova Financial, LLC, a specialized financial services firm focused on supporting trading professionals and Tradient Technologies Inc., a technology development entity that builds applications for electronic trade execution, order routing and clearing.

Terra Nova delivers execution, clearing and prime brokerage services to targeted individual and institutional market segments including professional active traders, hedge funds, money managers, trade groups, referring broker-dealers, registered representatives, registered investment advisors and foreign brokers.

Plan of Operation

2007 was a period of change and revitalization for the Company as it worked through a merger, became a public company and focused on strengthening operations and cutting costs. Having accomplished goals to improve the Company's overall cost structure and infrastructure, plans for the balance of 2008 entail goals to accelerate revenue growth through initiatives involving strategy, product, marketing and sales:

•	Implement new customer strategies involving portfolio margining services, sponsorship relationships, complex options, prime-brokerage capital introduction programs, and in-bound and out-bound international customer trading activity
•	Strengthen market presence through a polished value proposition, updated brand identity, new website, and direct marketing campaigns
•	Build a strong pipeline of leads and new accounts through direct mail, web-based marketing, trade shows and other cost-effective marketing and advertising programs targeted at highly active traders
•	Attract new customers and users to the newly released Tradient platform and increase conversions from existing third party trading platform users to Tradient
•	Optimize the sales organization through training, development, marketing materials, incentive compensation structures, referral networks, and sales pipeline management processes
•	Enhance the Tradient software offering through new releases that incorporate more rigorous quality control process, improved speed and performance, and new functionality including multi-broker management, new liquidity destinations including options and enhanced customer access to algorithmic trading, black-box and non-click trading services
•	Continue to refine clearing processes to increase the ability to operate as a trading platform neutral clearing agent and improved efficiencies
•	Cost optimization of order-flow routing to reduce execution costs

In 2008, the Company will continue to focus on improving its capital structure and technology and business processes. The Company anticipates that it will continue to increase the number of transactions and executions that it processes and capacity for its growth plans. The firm will continue to invest resources in back office technology to lower operating costs.

In the second quarter of 2008, the Company redeemed or repurchased all outstanding preferred stock. The amount of the redemption totaled a liquidation value of $781,100 and carried a dividend rate of 9%. Also during the second quarter of 2008, under the previously announced stock repurchase program, the Company repurchased 526,000 shares of Company stock or 2.0% of shares outstanding at an average price of approximately $1.20 per share. The Company has approximately $2.7 million remaining under the current common stock buyback program and will continue to opportunistically acquire its stock.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The following are believed to be the critical accounting policies, which could have the most significant effect on reported results and require the most difficult, subjective or complex judgments by management.

Goodwill

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Brokerage Services Segment. The Company performed its annual impairment test of goodwill at December 31, 2007 and determined that there was no impairment.

Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86") internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. Under the guidance in SFAS 86, during the six months ended June 30, 2008, the Company capitalized costs of $496,904 related to the Tradient platform software upgrade project. This pertains to the firm's proprietary trading platforms which are being amortized over three years using the straight-line method.

The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality are capitalized. Costs associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate costs occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Under the guidance of SOP 98-1 during the six months ended June 30, 2008 the Company capitalized costs of $116,563.

Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008, the Company changed its estimate of the useful life of the customer list to five years based on a reduction of customers held at Terra Nova on June 30, 2008 compared to May 17, 2006.

Share-Based Compensation

At June 30, 2008, the Company has one stock-based employee compensation plan which is described more fully in Note 9 to the accompanying unaudited consolidated financial statements. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Long-lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value. During the six months ended June 30, 2008 the Company recorded an impairment charge of $29,857 related to its property and equipment. No impairment occurred during the three months ended June 30, 2007.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48,"Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.

Revenue Recognition

Revenues primarily consist of brokerage related commission and fees, interest income and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of account and transaction fees and are recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to clients. Interest income is primarily generated by charges to clients on margin balances and revenue from clients cash held and invested by Terra Nova as a clearing firm, offset by interest paid to clients on their credit balances. Interest is recorded on an accrual basis as earned.

Results of Continuing Operations

The following table below represents total revenue and expenses from the Consolidated Statements of Operations for three and six months ended June 30, 2008 and 2007. The financial information below is derived from the unaudited consolidated financial statements and related notes in the Quarterly Report on Form 10-Q.

	(Unaudited)
	For Three Months Ended June 30,		For Six Months Ended June 30,
Results of Continuing Operations	2008	2007	2008	2007
		(as restated)		(as restated)
Net revenues	$8,545,534	$11,571,351	$18,489,439	$21,491,827

Total operating expenses	7,866,186	10,445,958	17,409,964	18,925,384

Interest expense	-	(17,686)	-	(42,513)

Income before income taxes	679,348	1,107,707	1,079,475	2,523,930

Income tax provision	(280,118)	(516,076)	(508,118)	(956,146)

Net income	$399,230	$591,631	$571,357	$1,567,784

Three and six months ended June 30, 2008 and 2007

The Company's revenues vary based upon economic factors involving stock market volatility, changes in interest rates, changes required to meet an always evolving marketplace and compliance related changes. These four major factors impact business on a continual basis. In addition, and as previously noted in the Company's annual and quarterly SEC filings, the acquisition in May 2006 of Terra Nova has had a material effect on the financial position of the Company.

Due to the highly competitive environment in which the Company operates, it continually seeks to create new and innovative products and services which will increase customer satisfaction along with providing state-of-the-art software necessary for successful traders. This includes ongoing enhancements of its trading technology and back office clearing systems to keep up with the dynamic financial services industry environment.

The Company has reduced overhead and personnel costs in its Tradient subsidiary. It continues to identify enhancements to its product and service offerings, thereby positioning the Company to attract additional revenues and market share. Resources are being allocated to improve technology functionality and capacity, key components for growth.

First and second quarter highlights include:

•	Increased the number of Tradient platform users 168% from the second quarter of 2007 to 2008
•	Increased the number of trades executed on the Tradient platforms by 465% from the second quarter of 2007 to 2008
•	Repurchased 1,002,500 shares under the common stock buy-back program during the first six months of 2008 for approximately $1.26 million reducing outstanding shares to 25.53 million
•	Posted revenue per employee of approximately $105,500 based on 81 full-time employees as of June 30, 2008, compared to $120,535 based on 96 full-time employees as of June 30, 2007. Revenue per employee was down as a result of lower overall revenue as of June 30, 2008 compared to June 30, 2007
•	Redeemed all outstanding preferred stock with a liquidation value of $781,100 and the accumulated dividends payable in arrears on all series of preferred stock for $50,063.
•	Released version 6.7 of the Tradient proprietary platform, including functionality enhancements, in the second quarter of 2008
•	Net income for the six months ended June 30, 2008 of $571,357 was reduced by non-cash related expenses totaling $1,196,737, which include:
•	Depreciation expense on property and equipment of $188,705
•	Amortization expense on capitalized software of $260,372
•	Amortization expense on intangible assets of $676,854
•	Stock-based compensation of $70,806
•	Earned recognition in Barron's 2008 Online Broker Survey (March 2008) as one of the best choices for active traders: the firm was awarded a four star rating; ranked among the top three low cost brokers for active traders; and received a score of 4.6 for "trade experience," compared to the top score given of 4.7. Was named "Emerging Broker of the Year" for the second consecutive year at Opal Financial Group's 2008 Emerging Manager Summit on May 16, 2008

Revenues

Commissions and fees

Terra Nova is dependent on the overall activity in the U.S. equity, futures and options markets and continues to devote resources toward marketing its online direct access trading platforms and increasing its overall client base, which management believes will drive improvement in trade volumes and revenues. Commission revenue consists of executing stock exchange listed and OTC securities along with exchange listed options transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenues are recorded on transactions on a settlement date basis. The fee revenue is generated from clients accessing proprietary software platforms and market data fees.

Commissions and fees decreased from $8.9 million in the three months ended June 30, 2007 to $7.1 million in the three months ended June 30, 2008-a decrease of 21.3%. During this period overall market softness in the second quarter of 2008 had an effect on brokerage revenue which included a large reduction in option commissions offset by an increase in equity commissions. For the six months ended June 30, 2008 commissions and fees decreased from $17.1 million to $15.2 million-a decrease of 10.6% also due to overall market softness. For the six months ended June 30, 2008 the firm showed a decline in options commissions of 52% offset by an increase in equity commission of 38%.

Net interest income

As a self-clearing broker-dealer Terra Nova receives interest revenue on customer credit and debit balances through interest bearing accounts, U.S. Government securities and correspondent clearing interest sharing arrangements. Interest revenue decreased $2.5 million to $1.4 million during the three months ended June 30, 2008 and for six months ended June 30, 2008 declined $3.9 million to $3.5 million-a decrease of 53%. Interest revenue was impacted by the decline in both reduced debit cash balances and lower federal fund rates. The interest earned on segregated cash balances was also impacted by the lower federal funds rate.

During the six months ended June 30, 2008, the Federal Reserve Open Market Committee lowered the federal funds rate 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, and 25 basis points on April 30, 2008 totaling 225 basis points from 4.25% to 2.00%. All credit and margin debit rates use the short-term interest rate federal funds as the base rate. Terra Nova also borrows securities resulting from clients who have short securities and receive interest from broker-dealers who has collateralized with cash in return for borrowing the security.

Interest expense on brokerage accounts decreased $1.5 million to $214,000 during the three months ended June 30, 2008 and for the six months ended June 30, 2008 declined $2.9 million to $822 thousand-a decrease of 77.6%. As a self-clearing broker-dealer, Terra Nova pays interest to clients on cash credit balances as well as interest to banks for customer related loans which support customer debits.

Beginning the three months ended June 30, 2008 the Company reclassified interest expense on brokerage accounts to net against interest income to conform to industry norm which will reduce revenue measures versus prior periods with no effect on overall net income (see Note 3).

Software fees, net

Beginning with June 30, 2008 the Company reported software revenue on a net basis and this classification change had no effect on net income. For three and six months ending June 30, 2008, gross software revenues were $727,912 and $1,303,655, respectively, and elimination of intercompany charges from Tradient to Terra Nova for software fees were $534,579 and $951,319, respectively.

From 2007, net software fees increased 33.6% to $193 thousand and 42% to $352 thousand for the three and six months ended June 30, 2008, respectively. The increase in net software fees was due to 1,651 new users on the Tradient Pro, Tradient Plus and Tradient Web proprietary trading platforms which generate fees from ticket charges and subscription fees.

Expenses

Commissions and clearing

A percentage of the commissions the Company earns are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. The Company has access to multiple ECNs ("electronic communication networks") and other execution venues and the Company pays a fee (or rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. The Company is a member of multiple exchange and regulatory organizations and must pay them fees when executing transactions through them. These exchange and regulatory costs are typically based on number of transactions executed. Softdollar expense is defined as arrangements under which products or services other than execution of securities transactions are obtained by a trader, adviser, fund or institution and paid by Terra Nova. Futures are cleared through an established futures commission merchant.

Commissions and clearing expense decreased from $3.7 million for the three months ended June 30, 2007 to $2.7 million for the three months ended June 30, 2008-a decrease of 26%. For the six months ended June 30, 2008 commissions and clearing decreased from $6.3 million to $5.4 million-a decrease of 15.2%. The decline in commission and clearing was a more pronounced decline in the second quarter of 2008 compared to the first quarter of 2008 which was flat. For six months ended June 30, 2008 the majority of the decline was attributable to commissions paid to registered representatives.

Employee compensation

Employee compensation consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Employee compensation decreased from $2.6 million for the three months ended June 30, 2007 to $2.2 million for the three months ended June 30, 2008-a decrease of 18%. For the six months ended June 30, 2008 employee compensation increased $260 thousand to $5.2 million-an increase of 5.3%. The Company continues to review its headcount and has reduced various employee related expenses where appropriate. The overall number of full-time employees was eighty-one as of June 30, 2008 compared to ninety-six as of June 30, 2007. The average employee compensation per employee for three months ended June 30, 2008 and 2007 was $106,628 and $109,768, respectively. For six months ended June 30, 2008 and 2007 the average employee compensation was $127,932 and $102,546, respectively. The average increase in employee compensation was primarily due to a higher mix in information technology personnel.

Quotations and market data

The majority of the quotations and market data expense consists of payments to third parties for data and trading platform access for the Company clients and is a variable cost based on the number of clients, licenses and routing execution expenses. The remaining fees include payment to vendors for access to market data including option and equity prices and news information. Quotations and market data expenses increased $155 thousand from $1.4 million for the three months ended June 30, 2007 to $1.6 million for the three months ended June 30, 2008, and increase of 11.1%. For the six months ended June 30, 2008 quotations and market data increased $286 thousand to $3.3 million-an increase of 9.6%.

The majority of the increase in quotation and market data expense for the three and six months ended June 30, 2008 compared to 2007 was due to the increase in routing fees associated with a new License Agreement between the Company and Townsend

Analytics, Ltd. as compared to a flat monthly fee previously charged to the Company. Terra Nova continues to increase its reliance on internal technology both at Terra Nova and Tradient in order to reduce these third party costs and expenses.

Advertising and promotional

Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $249 thousand for the three months ended June 30, 2007 to $148 thousand for the three months ended June 30, 2008-a decrease of 41%. Advertising and promotional expenses decreased from $491 thousand for the six months ended June 30, 2007 to $254 thousand for the six months ended June 30, 2008-a decrease of 48%. The Company will continue to review its advertising and promotional expenses and determine the best methods for targeting potential clients for revenue growth initiatives.

Professional fees

Professional fees relate to legal and consulting fees incurred for the Company's Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees decreased from $564 thousand for the three months ended June 30, 2007 to $505 thousand for the three months ended June 30, 2008-a decrease of 10.6%. Professional fees increased from $982 thousand for the six months ended June 30, 2007 to $1.3 million for the six months ended June 30, 2008-an increase of 32%. The majority of the expense for the six months ended June 30, 2008 compared to June 30, 2007 relates to legal expenses for reincorporating the Company in Illinois from Texas and multiple regulatory filings but was offset by $140 thousand legal accrual reversal due to an anticipated fine which was not levied.

Communications and information technology

Communications and information technology decreased from $238 thousand for the three months ended June 30, 2007 to $192 thousand for the three months ended June 30, 2008-a decrease of 19.7%. Communications and information technology increased from $426 thousand for the six months ended June 30, 2007 to $448 thousand for the six months ended June 30, 2008-an increase of 5.2%. As technology continues to play a major role in daily operations the Company has multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider the Company maintains two co-location data centers in Chicago, Illinois. The firm continues to transfer services from third party providers to internally based solutions and is enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third party providers. The Company is continually investing in its technology and infrastructure systems including hardware and software upgrades and disaster recovery systems.

Depreciation and amortization

Depreciation and amortization increased from $450 thousand for the three months ended June 30, 2007 to $568 thousand for the three months ended June 30, 2008-an increase of 26%. Depreciation and amortization increased from $828 thousand for the six months ended June 30, 2007 to $1.1 million for the six months ended June 30, 2008-an increase of 35.9%. Intangible assets were comprised of the acquired client list and trade name of $4.7 million and $1.8 million, respectively. During 2007, the acquired intangibles were being amortized on a straight-line basis over their estimated useful lives of ten years. During the first quarter of 2008 the estimated life of the customer list from ten years to five years based on a determination that the turnover rate of the original customers from May 2006 was higher than was originally estimated. The shorter useful life caused an acceleration of amortization expense generated an increase of $348 thousand for the six months ended June 30, 2008 compared to June 30, 2007.

Other general and administrative expenses

Other general and administrative expenses decreased from $1.2 million for the three months ended June 30, 2007 to zero for the three months ended June 30, 2008-a decrease of 100%. Other general and administrative expenses decreased from $1.9 million for the six months ended June 30, 2007 to $462 thousand for the six months ended June 30, 2008-a decrease of 76%. The general and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, director compensation and miscellaneous expenses incurred by the Company. For the six months ended June 30, 2008 compared to June 30, 2007, there was a decrease of $1.5 million in expenses including the write-off and recovery of historical payables for which the statute of limitations expired totaling approximately $540,000 (See Note 10) and a reduction in a third party vendor expenses of $680,000 in 2008. During the six months ended in June 30, 2007 there was an additional decrease in other general and administrative expense of $450,000 due to a non-recurring legal settlement expense.

Income tax provision

The income tax provision for the six months ended June 30, 2008 and 2007 was $508,118 and $956,146, respectively. The Company's income tax provision of $508,118 assumes an effective tax rate of 47% for federal and state income taxes. The effective tax rate is higher than the expected tax rate as a result of Illinois income taxes being paid on taxable income of Terra Nova rather than the consolidated taxable income of the Company. Going forward, as a result of reincorporating in Illinois from Texas in June of 2008 the firm expects the effective tax rate to be approximately 41% and will be based on consolidated taxable income of the Company.

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

The Company has been conducting stock repurchases in the open market from the inception of the common stock buyback program established in September 2007. This has had an impact on the capital resources of the Company which has resulted in a decline in capital through June 30, 2008 of approximately $2.3 million based on the retirement of 1,674,794 shares since September 2007. This capital withdrawal has been offset by net income in the amount of $1.3 million. The Company anticipates that it will continue to repurchase stock based upon management's discretion. In the second quarter of 2008 the Company redeemed or repurchased all outstanding preferred stock in accordance with the terms of such preferred stock. The amount of the redemption totaled a liquidation value of $781,100 and carried a dividend rate of 9%. In addition, $50,063 of stock dividends in arrears were paid in full on all series of preferred stock.

Cash and cash equivalents

As reflected on the Consolidated Statements of Cash Flows, cash and cash equivalents decreased from $7.9 million at December 31, 2007 to $5.3 million at June 30, 2008-a 32.8% decrease or $2.6 million. Cash flow from operations was $11.1 million for the six months ended June 30, 2008 which included net income of $571,357. Cash flow from operations increased from non-cash expenses including depreciation and amortization totaling $1.1 million and stock-based compensation of $70,806. Combined customer segregated cash, related customer receivable balances, and customer related payable balances increased cash flow from operations by $9.7 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which were approximately $180.3 million at June 30, 2008.

Cash flow used in investing activities for six months ended June 30, 2008 was $766,790, due to the purchase of property and equipment of $153,323 and $613,467 resulting from capitalization of software development costs.

Cash flow used in financing activities during the six months ended June 30, 2008 was $12.9 million due to a net decrease in the Company's line of credit of $10.8 million, $1.3 million for the common stock buyback plan, payment of preferred dividends of $50,063, and redemption of the all outstanding preferred stock of $781,100.

Cash segregated in compliance with federal regulations

Cash segregated in compliance with federal regulations was $144.2 million at December 31, 2007 versus $150.2 million at June 30, 2008. Such funds have been segregated in special reserve accounts, primarily in interest bearing cash deposits, for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. The Company required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

Line of Credit

Terra Nova's secured credit line, used to facilitate the self-clearing broker-dealer, is with BMO Capital Markets. The Company continues to pursue additional lines to facilitate future growth. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. At June 30, 2008, liability related to the line of credit was zero compared to $10.8 million at December 31, 2007.

Liquidity

Plans for growth at the present time do not require additional cash and there is no anticipated need for such cash. To the extent that opportunities are presented, the Company may need to raise additional capital or issue additional equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation, The Company's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as previously reported in the Company's Annual Report on Form 10-KSB.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

See Note 7 - Litigation in the Notes to the Unaudited Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2008 the Company did not issue shares of common stock that were not registered under the Securities Exchange Act of 1934.

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company is to conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and will expire on September 30, 2008. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. In the second quarter of 2008 the Company repurchased 526,000 shares valued at $634,283 of which 38,000 shares were retired at June 30, 2008 and 488,000 which were retired on July 8, 2008.

The following table sets forth information on the Company's common stock buyback program for the first and second quarter ended June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
March	476,500	$1.32	1,148,794	$3,330,192
June	526,000	$1.20	1,674,794	$2,695,910

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2008 Annual Meeting of Shareholders ("Annual Meeting") was held on Friday, May 23, 2008 in Chicago, Illinois.

To Elect Six directors to Board of Directors, Each for a Term of One Year.

At the Annual Meeting, the holders of common stock elected the following six persons to the Board of Directors each for a term of one year.

	For Election		Withhold
	Number	Percentage	Number	Percentage
Gayle C. Tinsley	21,589,494	99.79%	46,202	0.21%
Stephen B. Watson	21,618,494	99.92%	17,202	0.08%
Bernay Box	21,574,519	99.72%	61,177	0.28%
Charles B. Brewer	21,609,994	99.88%	25,702	0.12%
Murrey Wanstrath	21,609,794	99.88%	25,902	0.12%
Russell N. Crawford	21,618,494	99.92%	17,202	0.08%

Ratification of the Reincorporation of Terra Nova Financial Group, Inc. in the State of Illinois.

The Company's shareholders approved a merger of the Company into a newly created wholly-owned Illinois subsidiary of the Company, Terra Nova Newco, Inc. ("Terra Nova Illinois") to effect a change of the Company's state of incorporation from Texas to Illinois ("Reincorporation").

For	Against	Abstain / Broker Non-Votes	Total
18,240,675	627,289	2,767,732	21,635,696
96.68%	3.32%	0.00%	100%

To Ratify the Appointment of KBAGroup LLP as Independent Auditors for the 2008 Fiscal Year.

The holders of common stock approved the ratification of the Board of Directors' appointment of KBA Group LLP as the Company's independent auditors for the year ending December 31, 2008. The following is the total and percentage of votes cast to ratify the appointment of KBA Group LLP as the Company's independent auditors.

For	Against	Abstain / Broker Non-Votes	Total
21,620,631	14,351	714	21,635,696
99.93%	0.07%	0.00%	100%

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
August 14, 2008	/s/ Michael G. Nolan
Date	Michael G. Nolan
Chief Executive Officer

August 14, 2008	/s/ Jonathan J. Walsh
Date	Jonathan J. Walsh
Chief Financial Officer