Form 10-Q
period 2008-09-30
Terra Nova Financial Group Inc
filed 2008-11-14
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Common Stock outstanding was 25,482,942 as of October 30, 2008.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)
Cash and cash equivalents	$869,159	$7,937,880
Cash segregated in compliance with federal regulations	175,819,261	144,225,499
Receivables from brokers, dealers and clearing organizations	46,094,959	24,902,262
Receivables from customers and non-customers, net	20,736,171	47,261,886
Property and equipment, net	1,104,012	1,150,312
Capitalized software development costs, net	2,176,829	1,883,375
Intangible assets, net	4,466,379	5,481,660
Income tax receivable	1,225,464	-
Goodwill	7,501,408	7,501,408
Deferred income taxes, net	1,962,522	1,569,892
Other assets	1,350,587	1,309,190
Total assets	$263,306,751	$243,223,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$3,625,821	$10,848,000
Payables to brokers, dealers and clearing organizations	714,225	694,148
Payables to customers and non-customers	224,305,177	194,493,946
Accounts payable and accrued expenses	4,282,198	3,407,832
Accrued preferred stock dividends	-	29,950
Income tax liability	-	592,918
Total liabilities	232,927,421	210,066,794

Commitments and contingencies

Shareholders' equity
Preferred stock - $10 par value; 5,000,000 shares authorized
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; none issued and outstanding at September 30, 2008 and 14,350 shares issued and outstanding at December 31, 2007	-	143,500
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; none issued and outstanding at September 30, 2008 and 49,480 shares issued and outstanding at December 31, 2007	-	494,800
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,483,909 shares issued and 25,482,942 outstanding at September 30, 2008 and 26,531,557 shares issued and outstanding at December 31, 2007	254,839	265,316
Treasury stock, at cost; 967 shares at September 30, 2008 and no shares at December 31, 2007	(1,148)	-
Additional paid-in capital	52,033,877	53,339,299
Accumulated deficit	(21,908,238)	(21,086,345)
Total shareholders' equity	30,379,330	33,156,570
Total liabilities and shareholders' equity	$263,306,751	$243,223,364

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES		(as restated)		(as restated)
Commissions and fees	$8,086,868	$8,670,564	$23,326,740	$25,719,907

Interest income	1,376,671	3,589,902	4,848,101	11,028,185
Interest expense on brokerage accounts	187,260	1,409,944	1,009,689	5,082,670
Net interest income	1,189,411	2,179,958	3,838,412	5,945,515

Software fees, net	210,821	188,387	563,157	436,172
Other income	223,447	420,961	471,678	850,105

Net revenues	9,710,547	11,459,870	28,199,987	32,951,699

OPERATING EXPENSES
Commissions and clearing	2,397,668	4,062,610	7,779,949	10,406,850
Employee compensation	2,356,509	2,785,394	7,537,791	7,707,664
Software and market data	1,331,637	1,378,683	4,588,993	4,350,386
Advertising and promotional	214,501	95,341	468,876	585,992
Professional fees	727,698	547,415	2,026,333	1,529,593
Communications and information technology	189,618	160,631	637,712	586,568
Depreciation and amortization	595,923	320,202	1,721,854	1,148,403
Bad debt expense	3,553,296	-	3,470,890	-
Other general and administrative expenses	522,761	384,413	1,067,178	2,344,622

Total operating expenses	11,889,611	9,734,689	29,299,576	28,660,078

Operating income (loss)	(2,179,064)	1,725,181	(1,099,589)	4,291,621

Interest expense	-	(12,921)	-	(55,434)

Income (loss) before income taxes	(2,179,064)	1,712,260	(1,099,589)	4,236,187

Income tax benefit (provision)	785,814	(428,647)	277,696	(1,384,795)

Net income (loss)	(1,393,250)	1,283,613	(821,893)	2,851,392

Dividends on preferred stock	-	(98,237)	(20,113)	(126,832)

Net income (loss) attributable to common shareholders	$(1,393,250)	$1,185,376	$(842,006)	$2,724,560

Net income (loss) per common share:
Basic	$(0.05)	$0.04	$(0.03)	$0.10

Diluted	$(0.05)	$0.04	$(0.03)	$0.10

Weighted average common shares outstanding:
Basic	25,520,694	27,200,113	25,987,771	27,191,127

Diluted	25,520,694	27,655,917	25,987,771	27,916,322

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES		(as restated)
Net income (loss)	$(821,893)	$2,851,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	107,094	56,716
Bad debt expense	3,470,890	-
Depreciation and amortization	1,721,854	1,148,402
Amortization of debt discount	-	7,952
Gain on sale of seat on exchange	(300,142)	-
Gain on settlement of liabilities	-	(88,702)
Deferred income taxes	(392,630)	-
Reversal of legal reserve	(140,000)	-
Gain on extinguishment of liabilities	(540,000)	-
Loss on write-off of assets	32,127	-
Change in assets and liabilities:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	(31,593,762)	2,830,985
Receivables from brokers, dealers and clearing organizations	(21,192,697)	32,189,687
Receivables from customers and non-customers	25,888,918	14,429,638
Income tax receivable	(1,225,464)	-
Other assets	(29,763)	(330,584)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	20,077	303,973
Payables to customers and non-customers	29,811,231	(32,195,633)
Accounts payable and accrued expenses	(1,247,711)	765,527
Income tax liability	(592,918)	1,311,986

Net cash provided by operating activities	2,975,211	23,281,339

INVESTING ACTIVITIES
Proceeds from sale of seat on exchange	309,642	-
Purchase of property and equipment	(263,460)	(621,353)
Capitalization of software development costs	(722,394)	(312,554)

Net cash used in investing activities	(676,212)	(933,907)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	14,250
Repurchase and retirement of common stock	(1,314,378)	-
Preferred dividends paid	(50,063)	(300,000)
Redemption of preferred stock	(781,100)	-
Net payments on line of credit	(7,222,179)	(17,775,000)

Net cash used in financing activities	(9,367,720)	(18,060,750)

Net (decrease) increase in cash and cash equivalents	(7,068,721)	4,286,682
Cash and cash equivalents at beginning of period	7,937,880	5,733,813
Cash and cash equivalents at end of period	$869,159	$10,020,495

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,009,689	$5,082,670

Cash paid for income taxes	$1,933,316	$72,807

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Nine Months Ended September 30,
	2008	2007
		(as restated)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued	$-	$29,531
Fair value of warrants with debt financing recorded as a debt discount	-	141,714
Common stock issued as payment for accrued interest and dividends	-	3,682
Intangibles acquired via common stock	-	141,714
Common stock issued for conversion of preferred stock	$-	$10,000

See accompanying notes to unaudited consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements

Notes To Unaudited Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Terra Nova Financial Group, Inc. (the "Parent") is a holding company that operates through two primary subsidiaries: Terra Nova Financial, LLC, a broker-dealer licensed by the Securities and Exchange Commission and Financial Industry Regulatory Authority and Tradient Technologies, Inc., a technology development entity that builds applications for electronic trade execution, order routing and clearing. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

On June 20, 2008 the Parent changed its state of incorporation from Texas to Illinois. Other than the change in corporate domicile, this reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the the Parent, nor did it result in any change in location of the Parent's employees, including the Parent's management. Furthermore, the Parent's common stock will continue to trade on the OTC Bulletin Board under ticker symbol "TNFG" and there is no change in the Parent's CUSIP number.

Terra Nova Financial, LLC ("Terra Nova"), a specialized financial services firm focused on supporting trading professionals and a wholly-owned subsidiary of the Parent, was acquired on May 17, 2006. Terra Nova is registered with the following exchanges, registered clearing agencies, and regulatory organizations:

•	Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority ("FINRA") as a broker-dealer
•	Securities Investor Protection Corporation
•	National Futures Association ("NFA") as a futures commission merchant
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation
•	Chicago Stock Exchange
•	Boston Options Exchange
•	International Securities Exchange
•	National Stock Exchange
•	NYSE Arca Options
•	NYSE Arca Equities
•	NYSE Alternext US
•	CBOE Stock Exchange
•	NASDAQ OMX Group Inc.

Terra Nova offers a broad array of services for the execution and clearing of trading products including equities, options, futures and commodity options, ETFs, fixed income and mutual funds as well as prime brokerage, clearing and back office services for institutions. Terra Nova serves a diverse client base of professional traders, hedge funds, money managers, correspondent introducing brokers, registered representatives, registered investment advisors and foreign brokers located in the United States and in certain foreign countries. Primary sources of revenue for Terra Nova include commissions, account fees and interest.

Tradient Technologies, Inc. ("Tradient"), a wholly-owned subsidiary of the Parent, is a technology development entity that builds applications for electronic trade execution, order routing and clearing. Tradient applications are marketed to broker-dealers, institutional portfolio managers and traders. Primary sources of revenue for Tradient include software licensing and routing fees.

SC QuantNova Research SRL ("QuantNova"), a wholly-owned subsidiary of the Parent, provides consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of September 30, 2008 had four full-time employees and two contract employees.

The Parent also maintains less active or inactive wholly-owned subsidiaries including, without limitation, the following:

•	Market Wise Stock Trading School, LLC ("MW School"), a financial markets education provider
•	Market Wise Securities, LLC ("MW Securities"), FINRA broker-dealer
•	RushTrade Securities, Inc. ("RushTrade"), FINRA broker-dealer

The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB of Terra Nova Financial Group, Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of September 30, 2008 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period. The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we", "us" or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In March 2008, the Company became aware that the warrant agreements for the May and August 2006 warrant grants were silent as to a service condition. The agreements contained a vesting condition and it was the Company's intent that the employees would only continue to vest in the awards if they continued to be employed by the Company. The warrant agreements did not contain such a service condition. Therefore, compensation cost related to these warrants should have been fully recognized on the date of grant and not over the vesting period, as previously had been recorded. Accordingly, the Company restated its consolidated financial statements for the year ended December 31, 2006 and its interim unaudited consolidated financial statements for the quarterly periods beginning June 30, 2006 through September 30, 2007. The correction of the error results in a decrease in non-cash stock compensation expense of $477,646 for the nine months ended September 30, 2007.

The following tables reflect a summary of the effects of the restatement on the Company's interim unaudited consolidated balance sheet as of September 30, 2007 and the interim unaudited consolidated statements of operations and cash flows for the nine months ended September 30, 2007.

	As of September 30, 2007
Consolidated Balance Sheet Data:	As previously reported	Adjustments	As restated
Total assets	$249,671,721	$-	$249,671,721
Total liabilities	216,269,866	-	216,269,866
Additional paid-in capital	52,484,268	(477,646)	52,006,622
Accumulated deficit	(19,989,882)	477,646	(19,512,236)
Total shareholders' equity	33,401,855	-	33,401,855
Total liabilities and shareholders' equity	$249,671,721	$-	$249,671,721

	Nine months ended September 30, 2007
Consolidated Statement of Operations Data:	As previously reported	Adjustments	As restated
Net revenues (1)	$32,951,699	$-	$32,951,699
Employee compensation	8,185,310	(477,646)	7,707,664
Total operating expenses (1)	29,137,724	(477,646)	28,660,078
Operating income	3,813,975	477,646	4,291,621
Net income	2,373,746	477,646	2,851,392

Net income attributable to common shareholders	$2,246,914	$477,646	$2,724,560
Net income per common share: Basic	$0.08	$0.02	$0.10
Net income per common share: Diluted	$0.08	$0.02	$0.10
(1) Reflects reclass of interest expense on brokerage accounts to net interest income

	Nine months ended September 30, 2007
Consolidated Statement of Cash Flows Data:	As previously reported	Adjustments	As restated
Net income	$2,373,746	$477,646	$2,851,392
Share-based compensation	534,362	(477,646)	56,716
Net cash provided by operating activities	$23,281,339	$-	$23,281,339

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

(d) Foreign Currency Translation

The local currency of the Company's foreign operations, QuantNova, is considered to be its functional currency. Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using average rates in effect during the year, with the resulting adjustments included as a component of stockholders' equity and are considered to be a component of other comprehensive income (loss). The foreign currency adjustment for the nine months ended September 30, 2008 and 2007 was immaterial.

(e) Cash and Cash Equivalents

Company cash not currently required to fund operations is kept in liquid commercial bank accounts or clearing organization accounts paying a "money market" rate of interest which are typically invested in short-term government securities or reverse repurchase agreements collateralized by U.S. government securities. These investments are reflected at cost, which approximates estimated fair value, have an original maturity of three months or less, and are considered to be cash equivalents. The Company also has a sweep account which deposits excess operating bank balances overnight into a money market account.

(f) Cash Segregated in Compliance with Federal Regulations

Cash segregated in compliance with federal regulations is in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. We maintain special reserve accounts with multiple qualified banking institutions to mitigate credit risk. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These special reserve accounts are in full compliance with all regulatory requirements while providing client protection of their funds held with the Company.

(g) Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008, the Company changed its estimate of the useful life of the customer list to five years based on a reduction of customers.

(h) Receivables from Brokers, Dealers and Clearing Organizations

Receivables from brokers, dealers and clearing organizations consist primarily of securities borrowed, commissions receivable and securities related to the clearance of transactions and deposits with clearing organizations. Transactions involving borrowed securities require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various third party clearing brokers for institutional, prime brokerage, equity and option clearing business and fully-disclosed futures business.

(i) Receivables from Customers and Non-Customers

Receivables from customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company provides allowances for potential credit losses based upon its assessment of specifically identified unsecured receivables and other factors. At September 30, 2008, allowance for doubtful accounts totaled $779,975.

(j) Payables to Customers and Non-Customers

Customers funds are maintained in customer segregated accounts and relate to item (f) discussed above. Payables to customers are free credit balances on deposit with the Company related to its self-clearing business which, are subject to Rule 15c3-3 of the Securities Exchange Act of 1934. The customer funds have been segregated in special reserve accounts earning interest. This payable to customers does not include customer securities positions as customer owned securities represent an off-balance-sheet item.

Payables to non-customers are Proprietary Accounts of Introducing Brokers ("PAIB") in accordance with the customer reserve computation set forth in Rule 15c3-3 of the Securities Exchange Act of 1934 ("customer reserve formula"). The Company has established and maintains a separate "Special Reserve Account for the Exclusive Benefit of Customers" with a bank in conformity with the standards of Rule 15c3-3 ("PAIB Reserve Account"). Cash and/or qualified securities as defined in the customer reserve formula are maintained in the PAIB Reserve Account in an amount equal to the PAIB reserve requirement.

(k) Revenue Recognition

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

(l) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications. Beginning June 30, 2008 the Company reclassified interest expense on brokerage accounts to net against interest income to conform to standard industry practices which reduce revenue measures versus prior periods, but had no effect on overall net income. In addition, beginning with the quarter ended June 30, 2008 the Company reported software fees on a net basis and this classification change had no effect on net income.

(m) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is partially effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FSP FAS 157-2 "Effective Date of FASB Statement No. 157" ("FSP 157-2") which defers the effective date of SFAS 157 to fiscal years beginning after December 31, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, SFAS 157 was adopted except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on consolidated financial position, results of operations or cash flows of the Company.

In February 2007, FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities." This statement expands the standards under SFAS 157 to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends Statement No. 115 to require the presentation of investments in available-for-sale securities and trading securities: (a) in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or (b) in two separate line items to display the fair value and non-fair-value carrying amounts. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on consolidated financial position, results of operations or cash flows of the Company.

On December 4, 2007, FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The revision of Statement No.141 is part of FASB's push toward "fair value" or mark-to-market accounting. The adoption of SFAS 141R will change the accounting treatment for new business combinations on a prospective basis beginning in the first quarter of 2009.

Note 4 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share (EPS) is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares, such as shares that would satisfy outstanding warrants and options, had been issued applying the treasury stock method.

For the three and nine months ended September 30, 2008 and 2007, the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding - Basic	25,520,694	27,200,113	25,987,771	27,191,127
Dilutive warrants	-	235,804	-	505,195
Dilutive convertible bonds	-	220,000	-	220,000
Weighted average shares outstanding - Diluted	25,520,694	27,655,917	25,987,771	27,916,322

Common stock equivalents totaling 18,004,724 for both the three and nine months ended September 30, 2008 were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive. For three and nine months ended September 30, 2007 common stock equivalents 17,599,106 and 17,329,715, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 5 - Capitalization

(a) Common and Treasury Stock

The Company had 150,000,000 shares of common stock authorized, 25,483,909 shares issued and 25,482,942 outstanding as of September 30, 2008. On September 12, 2008 the Company purchased 967 shares of treasury stock for $1,148 under the stock repurchase program. On October 13, 2008 the 967 shares of treasury stock were retired.

(b) Reverse Stock Split

A special meeting of shareholders of the Company was held on July 12, 2007 in Chicago, Illinois. At the meeting shareholders approved the recommendation of the Company's Board of Directors of a one-for-ten reverse split of the Company's outstanding shares of common stock. On August 1, 2007 the Company announced notification from NASDAQ of approval of a one-for-ten reverse stock split and a symbol change from TNVF to TNFG. The reverse stock split became effective at the opening of the stock market on August 1, 2007. Any fractional shares that resulted from the reverse split were rounded up to the next highest share and no shareholders were reduced to less than one share. Under the terms of the reverse stock split, each ten shares of issued and outstanding common stock automatically combined into and become one share of common stock. In addition, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to reduce the total number of authorized shares of common stock of the Company, par value $0.01 per share, from 800,000,000 to 150,000,000.

All share and per share amounts have been restated for all periods presented to reflect this one-for-ten reverse stock split.

(c) Stock Repurchase Program

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases were made in the open market, in block transactions, or in privately negotiated transactions from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducted the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and expired on September 30, 2008. The Company repurchased a total of 1,048,615 shares of common stock for $1,314,378 during the nine months ended September 30, 2008 of which 1,047,648 shares were retired by September 30, 2008 and 967 shares were retired on October 13, 2008 and are included in treasury stock as of September 30, 2008.

The Company spent approximately $2.4 million for repurchase of 1,720,909 shares of common stock since the implementation of the common stock buyback program. The program ended on September 30, 2008.

(d) Non-employee Warrants

Non-employee warrants outstanding as of September 30, 2008 totaled 16,208,700 with a weighted average exercise price of $2.89. During the nine months ended September 30, 2008 no warrants were granted.

(e) Preferred Stock

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2007	Issued	Redeemed	September 30, 2008
9% Cumulative	2,000	-	(2,000)	-
Series A	12,350	-	(12,350)	-
Series B	9,520	-	(9,520)	-
Series C	37,960	-	(37,960)	-
Series E	-	-	-	-
Series 2002A	2,000	-	(2,000)	-
Total	63,830	-	(63,830)	-

There were no preferred stock dividends in arrears as of September 30, 2008. During the second quarter of 2008 the Company redeemed or repurchased all 63,830 shares outstanding under all series of preferred stock of the Company with a liquidation value of $781,100. In addition, $50,063 of stock dividends in arrears were paid in full on all series of preferred stock.

(f) Restricted Stock

As of September 30, 2008, the Company had no outstanding non-vested shares related to equity incentive plans.

Note 6 - Segment Information

The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. Segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Brokerage Services Segment, which includes Terra Nova, RushTrade Securities and MW Securities. The Software Services Segment is comprised of Tradient and QuantNova, which are the Company's technology development subsidiaries. Corporate and Unallocated is not an operating segment and is comprised mainly of Corporate expenses.

The assets of the Company are used primarily to support the operations of the two primary subsidiaries, Terra Nova and Tradient. The following summarizes the Company's segment information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Brokerage Services
Revenues, excluding interest	$8,306,833	$9,085,706	$23,780,574	$26,554,260
Interest revenue	1,376,671	3,589,902	4,848,101	11,028,185
Interest expense	(187,260)	(1,409,944)	(1,009,689)	(5,082,670)
	9,496,244	11,265,664	27,618,986	32,499,775

Software Services
Revenues	821,213	188,387	2,124,879	438,558

Elimination of intercompany charges from the Software segment to Brokerage segment	(610,392)	-	(1,561,722)	(2,386)
	210,821	188,387	563,157	436,172
Corporate and Unallocated
Revenues	3,482	5,819	17,844	15,752
Net revenues	$9,710,547	$11,459,870	$28,199,987	$32,951,699

Depreciation and amortization:
Brokerage Services	385,542	244,967	1,156,261	736,319
Software Services	111,817	75,235	269,669	218,554
Corporate and Unallocated	98,564	-	295,924	193,530
	$595,923	$320,202	$1,721,854	$1,148,403

Income (loss) before income taxes:
Brokerage Services	(1,704,086)	2,269,706	164,503	6,100,077
Software Services	268,571	(306,632)	365,925	(1,062,242)
Corporate and Unallocated	(743,549)	(250,814)	(1,630,017)	(801,648)
	$(2,179,064)	$1,712,260	$(1,099,589)	$4,236,187

			September 30, 2008	December 31, 2007
Total assets:
Brokerage Services			$257,924,324	$240,126,286
Software Services			790,046	346,657
Corporate and Unallocated			4,592,381	2,750,421
Total assets			$263,306,751	$243,223,364

Note 7 - Litigation and Claims

The Company is not currently a party to any litigation that it believes will have a material adverse effect on its business operations, financial condition or operating results. However, many aspects of its business involve substantial risk of liability and from time to time the Company is subject to lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. As with other securities brokerage firms, there is a reasonable likelihood that from time to time the Company will be threatened with litigation, arbitration or possibly named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal and state securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied clients are investigated by such regulatory bodies, and, if pursued by such regulatory body or such clients, may rise to the level of arbitration or disciplinary action.

The Company also is subject to periodic regulatory audits, inquiries and inspections. Audits and investigations by regulatory agencies such as FINRA may lead to fines or other sanctions. On August 1, 2008, the staff of FINRA notified Terra Nova Financial, LLC("TNF") that it had made a preliminary determination to recommend disciplinary action against TNF and the former chief financial officer of TNF based on alleged violations related to the following: anti-money laundering compliance programs from August 2005 to July 2007; customer protection rules from September 2006 to January 2008; reserve formula calculations from September 2006 to July 2007 and the filing of allegedly inaccurate FOCUS Part II Reports from September 2006 to July 2007. TNF responded to FINRA, setting forth its arguments why a disciplinary action should not be brought against TNF. FINRA and TNF are now in discussions to resolve this matter prior to the filing of a disciplinary action. The Company believes the resolution of this matter will likely include a monetary penalty. As of September 30, 2008 the Company had accrued less than $200,000 for all regulatory and administrative actions which were pending or foreseen.

We recently completed the 2008 FINRA examination in August of this year and the FINRA examiners found that all items in the 2007 examination had been addressed by Terra Nova.

Note 8 - Risks and Uncertainties

In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to credit risk in the event that broker-dealer customers are unable to fulfill their contractual obligations.

Many client accounts are margin accounts in which the Company, in effect, loans money to clients. In margin transactions, the Company may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal risk management policies. In all cases, such transactions may expose the Company to significant off-balance-sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations, Terra Nova would be required to purchase or sell financial instruments at prevailing market prices to fulfill the clients' obligations.

Terra Nova seeks to control the risks associated with its clients' activities by requiring clients to maintain collateral in their margin accounts in compliance with various regulatory requirements and internal risk management requirements. Terra Nova monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires the clients to deposit additional collateral or to reduce positions when necessary.

Terra Nova provides guarantees to clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members may be called upon to meet such shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes the possibility of being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

Note 9 - Bad Debt Expense

The Company experienced two instances where two separate customers performed trades that exposed the Company to significant credit risk and resulted in material losses to the Company during the month of September 2008. Each instance was unique and the Company implemented preventative measures and internal risk management policies to avoid recurrence of the events which caused such losses in the future. The Company is pursuing recovery of the trading losses from both clients involved. Even if the clients are unable to cover the losses, the Company continues to exceed all regulatory capital requirements. Each of the two instances of customer trading losses is described in further detail below.

Unusual trading by an individual client resulted in a loss of approximately $2.8 million during the third quarter of 2008. Near the end of the trading day, the client initiated a large number of program orders in excess of the client's financial capacity. As a result of this activity, the client incurred losses of approximately $2.8 million. None of our other clients were affected. The application programming interface (API) of one of our third party trading software platforms, which allowed in this one instance the unusual trading, has been isolated and operational changes have been made which we believe will eliminate the possibility that any client in the future can execute trades in excess of their financial capacity with us. Moreover, the API software is being modified by our third party software provider to permanently correct this issue. The API is the facet of the third party software platform which facilitates program trading. The modifications to the API will not affect the reliability or any other functionality of our third party trading platform, or have any material impact on our other clients. We have, however, suspended the enrollment of new clients in the API functionality until the corrections are completed. We have fully expensed the $2.8 million uncollected account which is reflected under the category "Bad debt expense" on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008.

A second client generated a loss of approximately $1.3 million from trading in a margin account. In this instance, the client sold options in certain securities shortly before the market close on a Friday afternoon. The U.S. government took over ownership of the entity behind these securities over the weekend and therefore this client's investment resulted in a total loss and an unsecured Company receivable of $1.3 million. Although the Company is seeking repayment of the entire amount owed by the client, the Company determined that a portion of the account was uncollectible and accordingly recorded a reserve of $730,000. The $730,000 has been expensed under the category "Bad debt expense" on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 with the remaining balance of $545,000 reflected under the category of "Receivables from customers and non-customers" on the accompanying consolidated balance sheet at September 30, 2008. As of September 30, 2008 $545,000 is management's best estimate of collectability on the $1.3 million unsecured receivable.

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

On May 23, 2007, the Company's shareholders approved an amendment ("Plan Amendment") to the Company's 2005 Long-Term Incentive Plan ("LTIP"). For administrative convenience and in order to streamline the time and costs associated with administering the LTIP and the old stock-based plans listed below (collectively, the "Old Plans"), the shareholders approved the Plan Amendment in order to consolidate all of the options granted under the Old Plans so that the old options would henceforth be administered under, and governed by, the current LTIP. The stock option agreements pursuant to which options were granted under the Old Plans continue to govern the individual grants of options under the Old Plans. In addition, the Plan Amendment revised the LTIP for the provision relating to the maximum number of awards that can be outstanding under the LTIP at any one time.

In addition to the LTIP, the Company has issued options to employees, Directors and consultants pursuant to the following stock-based plans, which were instituted before the LTIP:
•	The 1997 Stock Option Plan;
•	The Incentive Stock Option Plan;
•	The 1999 Stock Bonus Plan;
•	The 2000 Stock Option Plan; and
•	The 2002 Stock Option Plan.

Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purposes of the 2006 WIP are (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. The Company reserved 3,500,000 shares of voting common stock for sale upon the exercise of warrants granted under the 2006 WIP. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants under the Plan. Unless the 2006 WIP is terminated earlier it shall terminate five years from its effective date.

The table below summarizes the Company's employee stock option and warrant plans as of September 30, 2008:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	3,250,628	593,024	2,657,604
2006 Warrant Incentive Plan	3,500,000	1,203,000	2,297,000
Total	6,750,628	1,796,024	4,954,604

A summary of employee stock option activity, under the Company's LTIP, as of September 30, 2008, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	785,574	$1.74	4.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(192,550)	1.85	0.4	-
Balance at September 30, 2008	593,024	$1.71	3.9	$-
Options exercisable at September 30, 2008	154,875	$1.96	3.6	$-

The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2008 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at September 30, 2008. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

As of September 30, 2008 there was $212,522 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately two years. During the three months ended September 30, 2008 and 2007 compensation expense of $36,288 and $13,884, respectively, was recognized related to options vesting under option plans. During the nine months ended September 30, 2008 and 2007 compensation expense of $107,094 and $52,710, respectively, was recognized related to options vesting under option plans.

During the nine months ended September 30, 2008 no stock options were granted.

A summary of employee warrant activity under the 2006 WIP as of September 30, 2008 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	3,027,500	$2.50	3.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Transferred to non-employees	(1,824,500)	-	-	-
Balance at September 30, 2008	1,203,000	$2.50	2.8	$-
Warrants exercisable at September 30, 2008	601,500	$2.50	2.8	$-

As of September 30, 2008, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted through warrants. During the three and nine months ended September 30, 2008 and 2007, there was no compensation expense related to warrants. The warrant agreements do not contain a service condition and therefore employees no longer working for the Company do not have their warrants cancelled and are included under Non-employee Warrants (See Note 5).

During the nine months ended September 30, 2008 no warrants were granted.

Note 11 - Reversal of Liabilities

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

Note 12 - Income Taxes

The Company's effective income tax rate for the nine months ended September 30, 2008 was 25% compared to 32% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was lower due $68,000 of additional 2007 income tax expense recorded in 2008 resulting from the filing to the 2007 federal and state income tax returns.

At September 30, 2008, the Company has an income tax receivable balance of $1,225,464 which represents an overpayment in estimated tax payments for 2008.

Note 13 - Regulatory Requirements

Terra Nova, MW Securities, and RushTrade are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934. Terra Nova is also subject to the Commodity Futures Trading Commission's (CFTC) financial requirement (Regulation 1.17). Terra Nova calculates its net capital using the ''alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $500,000 and (ii) 2.0% of aggregate debit items. Since Terra Nova is registered to accommodate prime brokerage business it is further subjected to a minimum net capital requirement of $1.5 million. MW Securities and RushTrade are subject to a minimum capital requirement of $5,000 as FINRA broker-dealer's. The net capital requirements as of September 30, 2008 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$9,494,467	$1,527,799	$500,000	$7,966,668	$8,994,467
Market Wise Securities, LLC	43,703	5,000	-	38,703	-
RushTrade Securities, Inc.	$47,663	$5,000	$-	$42,663	$-

Note 14 - Property and Equipment and Capitalized Software Development Costs

The following table represents the different classes of property and equipment and capitalized software development costs as of September 30, 2008 and December 31, 2007:

		As of September 30, 2008		As of December 31, 2007
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Computer and software	3-5	$1,423,661	$2,765,062	$2,545,530	$2,692,847
Furniture, fixtures and equipment	3-7	301,358	-	982,530	-
Leasehold improvements	5-10	321,688	-	360,129	-
		2,046,707	2,765,062	3,888,189	2,692,847

Accumulated depreciation & amortization		(942,695)	(588,233)	(2,737,877)	(809,472)
Net balance		$1,104,012	$2,176,829	$1,150,312	$1,883,375

Depreciation and amortization related to property and equipment for nine months ended September 30, 2008 and 2007 was $277,633 and $315,788, respectively. Amortization related to software development costs for the nine months ended September 30, 2008 and 2007 was $428,940 and $301,183, respectively.

Note 15 - Receivables From and Payables to Brokers, Dealers and Clearing Organizations

The components of receivables from and payables to brokers, dealers and clearing organizations are as follows:

	As of September 30, 2008		As of December 31, 2007
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$6,512,865	$-	$18,487,925	$-
Clearing deposits & receivables/payables	39,582,094	714,225	6,414,337	694,148

Total	$46,094,959	$714,225	$24,902,262	$694,148

The securities borrowed/loaned represent Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have shorted securities in their trading accounts. Credit approval is required for all broker-dealers from which securities are borrowed. Terra Nova monitors the collateral value daily and requires additional collateral if warranted. At times, Terra Nova loans securities to other broker-dealers. There were no loaned securities at September 30, 2008.

Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally, the Company is obligated to meet deposit requirements on a daily basis.

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

Overview

The Company operates through two primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), a specialized financial services firm focused on supporting trading professionals and Tradient Technologies Inc. ("Tradient"), a technology development entity that builds applications for electronic trade execution, order routing and clearing.

Terra Nova delivers execution, clearing and prime brokerage services to targeted individual and institutional market segments including professional active traders, hedge funds, money managers, trade groups, referring broker-dealers, registered representatives, registered investment advisors and foreign brokers.

Tradient is a technology development entity that builds applications for electronic trade execution, order routing and clearing. Tradient applications are marketed to broker-dealers, institutional portfolio managers and traders.

Plan of Operation

The Company is focused on strengthening operations, enhancing its technology, and cutting costs. For the remainder of 2008 and into 2009 the Company's goals are to increase revenue growth through initiatives involving strategy, product offering, marketing and sales such as:
•	Implement new client strategies involving portfolio margining services, sponsorship relationships, complex options, prime-brokerage capital introduction programs, and in-bound international client trading activity
•	Strengthen market presence through a polished value proposition, updated brand identity, new website, and direct marketing campaigns
•	Build a strong pipeline of leads and new accounts through direct mail, web-based marketing, trade shows and other cost-effective marketing and advertising programs targeted at highly active traders
•	Attract new clients and users to the newly released Tradient platform and increase conversions from existing third party trading platform users to Tradient
•	Optimize the sales organization through training, development, marketing materials, incentive compensation structures, referral networks, and sales pipeline management processes
•	Enhance the Tradient software offering through new releases that incorporate more rigorous quality control process, improved speed and performance, and new functionality including multi-broker management, new liquidity destinations including options and enhanced client access to algorithmic trading, black-box and non-click trading services
•	Continue to refine clearing processes to increase the ability to operate as a trading platform neutral clearing agent and improved efficiencies
•	Cost optimization of order-flow routing to reduce execution costs

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

Capitalization of Software Development Costs

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86") internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expenses. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and client support. Under the guidance in SFAS 86, during the nine months ended September 30, 2008, the Company capitalized costs of $605,830 related to the Tradient platform software upgrade projects. These upgrades pertain to the firm's proprietary trading platforms which are being amortized over three years using the straight-line method.

The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality are capitalized. Costs associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate costs occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Under the guidance of SOP 98-1 during the nine months ended September 30, 2008 the Company capitalized costs of $116,564.

Intangibles

The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer lists and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008, the Company changed its estimate of the useful life of the customer list to five years based on a reduction of customers.

Share-Based Compensation

At September 30, 2008, the Company has one stock-based employee compensation plan which is described more fully in Note 10 to the accompanying unaudited consolidated financial statements. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values.

Long-lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value. During the nine months ended September 30, 2008 the Company recorded an impairment charge of $32,127 related to its property and equipment.

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

Revenue Recognition

Revenues primarily consist of brokerage related commission and fees, interest income and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other brokerage related revenue consists of account and transaction fees and are recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to clients. Interest income is primarily generated by interest charges to clients on margin balances and clients cash held and invested by Terra Nova as a clearing firm. Interest is recorded on an accrual basis as earned.

Results of Continuing Operations

The following table below represents total revenues and expenses from the consolidated statements of operations for three and nine months ended September 30, 2008 and 2007. The financial information below is derived from the unaudited consolidated financial statements and related notes in the Quarterly Report on Form 10-Q.

		(Unaudited)
	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
Net revenues	$9,710,547	$11,459,870	$28,199,987	$32,951,699

Total operating expenses	11,889,611	9,734,689	29,299,576	28,660,078

Operating income (loss)	(2,179,064)	1,725,181	(1,099,589)	4,291,621

Interest expense	-	(12,921)	-	(55,434)

Income (loss) before income taxes	(2,179,064)	1,712,260	(1,099,589)	4,236,187

Income tax benefit (provision)	785,814	(428,647)	277,696	(1,384,795)

Net income (loss)	$(1,393,250)	$1,283,613	$(821,893)	$2,851,392

Three and nine months ended September 30, 2008 and 2007

During the three months ended September 30, 2008 the Company experienced higher volumes of stock, options and futures transactions by our clients and generated high commissions and fees revenue. Total tickets were up 73 thousand in the third quarter 2008 from second quarter 2008. Total equities share volume was up 424 million for nine months ended September 30, 2008 compared to nine months ended September 30, 2007. Although tickets and volume were up in the quarter ending September 30, 2008, commissions and fees revenue was lower due to lower average commission rate per trade for nine months ended September 2008 compared to nine months ended September 2007. The Company expects this level of transaction activity to continue into the fourth quarter. The last three months have been extraordinary for stock market volatility resulting from investor uncertainty in the economy and tightened liquidity in the credit markets. Tighter credit markets have hindered the ability for individuals and businesses to get capital needed to finance business operations.

The decline in effective federal funds interest rates has reduced interest income and has had an effect on the spread that we normally receive between our clients' invested funds and our client's credit and debit rates. We monitor the effective federal funds rate daily on invested client funds and adjust our client's credit and debit rates accordingly to maintain an acceptable spread. By managing the spread between debit rates earned and credit rates paid, we have been able to maintain our interest rate spread even though overall net interest income has declined from lower federal funds rates and lower customer margin balances during the third quarter 2008.

Due to continued stock market volatility the Company's internal risk management policy on margin requirements were increased on short options, concentrated positions and various marginable stocks to try to mitigate this systemic market risk. We felt this was necessary to guard against clients not meeting their margin requirements.

The Company experienced two incidents in September 2008 which had a material impact on the Company's profitability and Terra Nova's capital availability. As disclosed in Note 9 to the accompanying unaudited interim financial statements, the Company experienced two instances where customers conducted unusual trades that resulted in material losses to the Company during the month of September 2008. The Company has instituted preventative measures to avoid recurrence of the events which caused such losses in the future. The Company is pursuing recovery of the trading losses. Even if the losses are not recovered, Terra Nova continues to exceed all regulatory capital requirements.

Unusual trading by an individual client resulted in a loss of approximately $2.8 million during the third quarter of 2008. Near the end of the trading day, the client initiated a large number of program orders in excess of the client's financial capacity. As a result of this activity, the client incurred losses of approximately $2.8 million. None of our other clients were affected. The application programming interface (API) of one of our third party trading software platforms, which allowed in this one instance the unusual trading, has been isolated and operational changes have been made which we believe will eliminate the possibility that any client in the future can execute trades in excess of their financial capacity with us. Moreover, the API software is being modified by our third party software provider to permanently correct this issue. The API is the facet of the third party software platform which facilitates program trading. The modifications to the API will not affect the reliability or any other functionality of our third party trading platform, or have any material impact on our other clients. We have, however, suspended the enrollment of new clients in the API functionality until the corrections are completed. We have fully expensed the $2.8 million uncollectible account which is reflected under the category "Bad debt expense" on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008.

A second client generated a loss of approximately $1.3 million from trading in a margin account. In this instance, the client sold options in certain securities shortly before the market close on a Friday afternoon. The U.S. government took over ownership of the entity behind these securities over the weekend and therefore this client's investment resulted in a total loss and an unsecured Company receivable of $1.3 million. Although the Company is seeking repayment of the entire amount owed by the client, the Company determined that a portion of the account was uncollectible and accordingly recorded a reserve of $730,000. The $730,000 has been expensed as bad debt under the category "Bad debt expense" on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 with the remaining balance of $545,000 reflected under the category of "Receivables from customers and non-customers" on the accompanying consolidated balance sheet at September 30, 2008. As of September 30, 2008 $545,000 is management's best estimate of collectability on the $1.3 million unsecured receivable.

Other quarterly highlights include:

•	Gross profit on trading activities improved 1.1% to 57% from lower trading execution costs and higher net interest margin for the nine months ended September 2008 from the same period in 2007.
•	Decrease of 29% in number of trades executed on higher cost third party software trading platforms in the third quarter ended September 30, 2008 compared to the same period in 2007. This resulted in an increase in the number of trades executed on the lower cost Tradient platform by 307% from the third quarter of 2007 to third quarter of 2008 which reduced overall transaction execution costs.
•	Increased the number of Tradient platform users 105% to nearly 2,700 from the third quarter of 2007 to third quarter of 2008, which reduced software platform cost to the Company and customers.
•	Posted average revenue per employee of approximately $116,000 based on eighty-four full-time employees for three months ending September 30, 2008 compared to $118,000 based on ninety-seven full-time employees for three months ended September 30, 2007. Revenue per employee was down from the third quarter of 2008 compared to third quarter 2007 as a result of lower overall revenue, average commission rates, and interest rates.
•	Net interest income was down $2.1 million for the nine months ended September 30, 2008, but net interest margin (spread) increased to 79% from effective interest spread management of rates earned on customer margin balances and customer reserve deposits versus rates paid on customer credit balances.
•	Net loss for the nine months ended September 30, 2008 of $821,893 includes the following non-cash expenses:
•	Depreciation expense on property and equipment of $277,633
•	Amortization expense on capitalized software of $428,940
•	Amortization expense on intangible assets of $1,015,281
•	Stock-based compensation of $107,094
•	Repurchased 1,048,615 shares under the common stock buy-back program during the first nine months of 2008 for approximately $1.31 million reducing outstanding shares to 25.48 million.
•	Redeemed all outstanding preferred stock with a liquidation value of $781,100 and the accumulated dividends payable in arrears on all series of preferred stock for $50,063 during the nine months ended September 30, 2008.
•	Earned recognition in Barron's 2008 Online Broker Survey (March 2008) as one of the best choices for active traders: the firm was awarded a four star rating; ranked among the top three low cost brokers for active traders; and received a score of 4.6 for "trade experience," compared to the top score given of 4.7. Was named "Emerging Broker of the Year" for the second consecutive year at Opal Financial Group's 2008 Emerging Manager Summit on May 16, 2008.

Revenues

Commissions and fees

The Company's commissions and fees revenue is dependent on the overall trading activity in the U.S. equity, futures and options markets and continues to devote resources toward marketing its online direct access trading platforms and increasing our overall client base, which management believes will drive improvements in trade volumes and revenues. Commission revenue consists of executing NYSE and NASDAQ listed securities and OTC securities along with exchange listed options transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenues are recorded on transactions on a settlement date basis. The fee revenue is generated from clients accessing proprietary software platforms and market data fees.

Commissions and fees for the Company decreased from $8.7 million in the three months ended September 30, 2007 to $8.1 million in the three months ended September 30, 2008-a decrease of 6.7%. In the third quarter of 2008 brokerage revenue was impacted by a large reduction in option commissions offset in part by an increase in equity commissions. For the nine months ended September 30, 2008 compared to nine months ended September 30, 2007 commissions and fees decreased from $25.7 million to $23.3 million-a decrease of 9.3% due to slow trading activity occurring in the first and second quarters of 2008 along with lower average commission rates.

Net interest income

As a self-clearing broker-dealer the Company receives interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased $2.2 million to $1.4 million during the three months ended September 30, 2008 from a similar period in 2007. For the nine months ended September 30, 2008 interest income declined $6.2 million to $4.8 million-a decrease of 56% from the first nine months of 2007. Interest income was impacted both by a decline in client debit cash balances and lower federal fund rates. The interest earned on segregated cash balances was also impacted by the lower federal funds rate.

During the nine months ended September 30, 2008 the Federal Reserve Open Market Committee lowered the federal funds rate 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, and 25 basis points on April 30, 2008 totaling a reduction of 225 basis points from 4.25% to 2.00%. All client credit and margin debit rates are based off the short-term interest rate federal funds. The Company also borrows securities resulting from clients who have short securities and receive interest from broker-dealers who has collateralized with cash in return for borrowing the security.

Interest expense on brokerage accounts decreased $1.2 million to $187,000 during the three months ended September 30, 2008 and for the nine months ended September 30, 2008 declined $4.1 million to $1 million-a decrease of 80.1%. As a self-clearing broker-dealer the Company pays interest to clients on cash credit balances as well as interest to banks for client related loans.

Net interest income was down $2.1 million for the nine months ended September 30, 2008, but net interest margin (spread) increased 25% to 79% from effective interest spread management of rates earned on customer margin balances and reserve deposits versus rates paid on customer credit balances.

Software fees, net

Beginning June 30, 2008 the Company reported software revenue on a net basis. This classification change had no effect on net income. Net software fees are generated from software subscription fees and ticket execution charges on trading activities. Net software fees increased 11.9% to $211,000 and 29.1% to $563,000 for the three and nine months ended September 30, 2008, respectively from 2007 levels. The increase in net software fees was due to 1,377 new users as of September 30, 2008 compared to 2007 on the Tradient Pro, Tradient Plus and Tradient Web proprietary trading platforms which generate fees from ticket charges and subscription fees.

Expenses

Commissions and clearing

A percentage of the commissions the Company earns are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. The Company has access to multiple electronic communication networks ("ECNs") and other execution venues and the Company pays a fee (or rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. The Company is a member of multiple exchange and regulatory organizations and must pay them fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant.

Commissions and clearing expense decreased from $4.1 million for the three months ended September 30, 2007 to $2.4 million for the three months ended September 30, 2008-a decrease of 41%. For the nine months ended September 30, 2008 commissions and clearing decreased from $10.4 million to $7.8 million-a decrease of 25.2%. For nine months ended September 30, 2008 the majority of the decline was attributable to commissions paid to registered representatives resulting from overall lower trading volume. The Company continues to see a decline in expenses generated by registered representatives due to the Company's less reliance on registered representatives for generating revenue.

Employee compensation

Employee compensation consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Employee compensation decreased $429,000 to $2.4 million for the three months ended September 30, 2008-a decrease of 15.4%. For the nine months ended September 30, 2008 employee compensation decreased $170,000 to $7.5 million-a decrease of 2.2%. The Company continues to review its headcount and has reduced various employee related expenses where appropriate. The overall number of full-time employees was eighty-four as of September 30, 2008 compared to ninety-seven as of September 30, 2007. The average compensation per employee for three and nine months ended September 30, 2008 and 2007 was $80,000 and $75,000, respectively. The average increase in employee compensation was primarily due to a higher mix in information technology personnel.

Software and market data

The majority of the software and market data expense consists of payments to third parties for data and trading platform access for the Company's clients and is a variable cost based on the number of clients, licenses and routing execution expenses. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. Software and market data expenses decreased $47,000 from $1.4 million for the three months ended September 30, 2007 to $1.3 million for the three months ended September 30, 2008, a decrease of 3.4%. For the nine months ended September 30, 2008 software and market data expenses increased $238,000 to $4.6 million-an increase of 5.5%.

The majority of the increase in software and market data expense for the nine months ended September 30, 2008 compared to 2007 was due to an increase in variable routing fees associated with a revised License Agreement entered into in February 2008 between the Company and Townsend Analytics, Ltd. as compared to a flat monthly fee previously charged to the Company. Terra Nova continues to increase its conversions to Tradient and other lower cost third party platforms in order to reduce these third party costs and expenses. As the third quarter results indicate, the Company's strategy to convert customers to lower cost platforms has resulted in a trend toward lower routing execution costs paid to Townsend Analytics and we expect that trend which is expected to continue.

Advertising and promotional

Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses increased from $95,000 for the three months ended September 30, 2007 to $215,000 for the three months ended September 30, 2008-an increase of 125%. Advertising and promotional expenses decreased from $586,000 for the nine months ended September 30, 2007 to $469,000 for the nine months ended September 30, 2008-a decrease of 20.3%. The Company will continue to review its advertising and promotional expenses and determine the best methods for targeting potential clients for revenue growth initiatives.

Professional fees

Professional fees relate to legal and consulting fees incurred for the Company's Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees increased from $547,000 for the three months ended September 30, 2007 to $728,000 for the three months ended September 30, 2008-an increase of 32.9%. Professional fees increased from $1.5 million for the nine months ended September 30, 2007 to $2.0 million for the nine months ended September 30, 2008-an increase of 32.5%. The majority of the increased relates to one-time legal expenses, such as those incurred in reincorporating the Parent in Illinois from Texas, reincorporating Tradient in Illinois from Texas, and securities filings.These increased professional fees were offset in part by $140,000 legal accrual reversal due to an anticipated fine which was not levied.

Communications and information technology

Communications and information technology expenses increased from $161,000 for the three months ended September 30, 2007 to $190,000 for the three months ended September 30, 2008-an increase of 18%. Communications and information technology increased from $587,000 for the nine months ended September 30, 2007 to $638,000 for the nine months ended September 30, 2008-an increase of 8.7%. As technology continues to play a major role in daily operations the Company has multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider the Company maintains two co-location data centers in Chicago, Illinois. The firm continues to transfer services from third party providers to internally based solutions and is enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third party providers. The Company is continually investing in its technology and infrastructure systems including hardware and software upgrades and disaster recovery systems to enhance reliability, efficiency and customer service.

Depreciation and amortization

Depreciation and amortization expenses increased from $320,000 for the three months ended September 30, 2007 to $596,000 for the three months ended September 30, 2008-an increase of 86.1%. Depreciation and amortization increased from $1.1 million for the nine months ended September 30, 2007 to $1.7 million for the nine months ended September 30, 2008-an increase of 49.9%. Intangible assets were comprised of the acquired client list and trade name of $4.7 million and $1.8 million, respectively. During 2007, the acquired intangibles were being amortized on a straight-line basis over their estimated useful lives of ten years. During the first quarter of 2008 the estimated life of the customer list declined from ten years to five years based on a determination that the turnover rate of the original customers from May 2006 was higher than was originally estimated. The shorter useful life caused an acceleration of amortization expense which generated an increase of $522,000 for the nine months ended September 30, 2008 compared to September 30, 2007.

Bad Debt expense

Bad debt expense increased from zero for the three months ended September 30, 2007 to $3.5 million for the three and nine months ended September 30, 2008. The bad debt expense increase resulted from two isolated customer trading losses. (See Note 9 to the accompanying unaudited interim financial statements).

Other general and administrative expenses

Other general and administrative expenses increased from $384,000 for the three months ended September 30, 2007 to $523,000 for the three months ended September 30, 2008-an increase of 36%. Other general and administrative expenses decreased from $2.3 million for the nine months ended September 30, 2007 to $1.1 million for the nine months ended September 30, 2008-a decrease of 54.5%. The general and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation and miscellaneous expenses incurred by the Company. For the nine months ended September 30, 2008 compared to September 30, 2007, there was a gain from the reversal of liabilities for which the statute of limitations expired totaling approximately $540,000 (See Note 10 to the accompanying unaudited interim financial statements) and a reduction in a third party vendor expenses of $765,000 in 2008. In addition, we had a $300,142 gain on the sale of a seat on the Boston Stock Exchange during the third quarter of 2008 offset by $170,000 of franchise taxes and $70,000 in director fees. During the nine months ended September 30, 2007 there was an additional increase in other general and administrative expense of $450,000 due to a non-recurring legal settlement expense.

Income tax provision

The Company's effective income tax rate for the nine months ended September 30, 2008 was 25% compared to 32% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was lower due $68,000 of additional 2007 income tax expense recorded in 2008 resulting from the filing to the 2007 federal and state income tax returns.

At September 30, 2008, the Company has an income tax receivable balance of $1,225,464 which represents an overpayment in estimated tax payments for 2008.

Liquidity and Capital Resources

The broker-dealer subsidiaries are subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements, as a self-clearing broker-dealer, the Company is required to deposit funds with clearing organizations, such as DTCC and OCC, which may be large in relation to the Company's total liquid assets and may vary significantly based on client trading activity. At the present, the Company has sufficient capital on hand to meet all such capital requirements. These capital requirements are subject to change from time to time. Unforeseen increases in regulatory capital requirements may impact the Company's growth and operational plans depending on the amount of the increase.

Cash and cash equivalents

As reflected on the consolidated statements of cash flows, cash and cash equivalents decreased from $7.9 million on December 31, 2007 to $869,000 on September 30, 2008-a decrease of $7.1 million. Cash flow from operations was $2.9 million for the nine months ended September 30, 2008 which included net loss of $821,893. Adjustments to reconcile net loss to net cash provided by operations included depreciation and amortization totaling $1.7 million, bad debt expense of $3.5 million and stock-based compensation of $107,094 offset by gains totaling $1.4 million along with changes in assets and liabilities. Combined customer segregated cash, related customer receivable balances, and customer related payable balances increased cash flow from operations by $24.1 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which were approximately $221.5 million at September 30, 2008.

At September 30, 2008 the Company was overdrawn in our operating bank account by $3.6 million and is reflected under Line of Credit on the consolidated balance sheet. The Company determined the amount of cash that needed to be segregated in compliance with federal regulations as of the close of business on September 30, 2008 and inadvertently deposited $5.6 million into the special reserve account greater than the required amount under Rule 15c3-3 of the Securities Exchange Act of 1934. The operating bank account was excess the following business day reflecting a balance of $2.1 million.

Cash flow used in investing activities for nine months ended September 30, 2008 was $676,212, due to the purchase of property and equipment of $263,460, $722,394 resulting from capitalization of software development costs and offset by the proceeds from the sale of an exchange seat of $309,642.

Cash flow used in financing activities during the nine months ended September 30, 2008 was $9.4 million due to a net decrease in the Company's line of credit of $7.2 million, $1.3 million for the common stock buyback plan, payment of preferred dividends of $50,063, and redemption of the all outstanding preferred stock of $781,100.

During 2008, the Company initiated a sweep account which deposits excess operating bank balances overnight into a money market account. In the third quarter of 2008 a few money market funds experienced a rare situation referred to as "breaking the buck", which left investors unlikely to get back all the cash they put in because the money market fund failed to maintain assets of at least $1 for every dollar invested, resulting in a loss of principal. The Company reviewed all money market funds in which it invests to ensure that the Company's funds were not at risk. The Company has not experienced any loss of principal as a result of money market fund investments and continues to carefully monitor the situation.

Cash segregated in compliance with federal regulations

Cash segregated in compliance with federal regulations was $144.2 million at December 31, 2007 versus $175.8 million at September 30, 2008. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. The Company is required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

The cash segregated in compliance with federal regulations have always been in a special reserve account at one banking institution invested in an interest bearing cash account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. Effective in the third quarter of 2008 we now maintain special reserve accounts with multiple qualified banking institutions to mitigate credit risk. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These changes are in full compliance with all regulatory requirements while providing customer protection of their funds held with the Company.

Line of Credit

Terra Nova's secured credit line, used to facilitate its self-clearing broker-dealer operations, is with BMO Capital Markets. The Company is pursuing additional credit lines to facilitate future growth and diversify our credit lines to other banking institutions. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. At September 30, 2008, liability related to the line of credit was $3.6 million compared to $10.8 million at December 31, 2007.

Liquidity

To the extent that opportunities are presented, the Company may need to raise additional capital or issue additional equity. Alternatives include, but are not limited to subordinated debt, term loans, and collateralized bank loans with multiple banking institutions, but the current credit environment makes it difficult to raise capital through these means. The tighter credit market has made it more difficult for the Company to obtain capital for short-term financing of the Company's self-clearing operations and customer margin lending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4T. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting during third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as previously reported in the Company's Annual Report on Form 10-KSB.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

The Company is not currently a party to any litigation that it believes will have a material adverse effect on its business operations, financial condition or operating results. However, many aspects of its business involve substantial risk of liability and from time to time the Company is subject to lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. As with other securities brokerage firms, there is a reasonable likelihood that from time to time the Company will be threatened with litigation, arbitration or possibly named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal and state securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied clients are investigated by such regulatory bodies, and, if pursued by such regulatory body or such clients, may rise to the level of arbitration or disciplinary action.

The Company also is subject to periodic regulatory audits, inquiries and inspections. Audits and investigations by regulatory agencies such as FINRA may lead to fines or other sanctions. On August 1, 2008, the staff of FINRA notified Terra Nova Financial, LLC("TNF") that it had made a preliminary determination to recommend disciplinary action against TNF and the former chief financial officer of TNF based on alleged violations related to the following: anti-money laundering compliance programs from August 2005 to July 2007; customer protection rules from September 2006 to January 2008; reserve formula calculations from September 2006 to July 2007 and the filing of allegedly inaccurate FOCUS Part II Reports from September 2006 to July 2007. TNF responded to FINRA, setting forth its arguments why a disciplinary action should not be brought against TNF. FINRA and TNF are now in discussions to resolve this matter prior to the filing of a disciplinary action. The Company believes the resolution of this matter will likely include a monetary penalty. As of September 30, 2008 the Company had accrued less than $200,000 for all regulatory and administrative actions which were pending or foreseen.

We recently completed the 2008 FINRA examination in August of this year and the FINRA examiners found that all items in the 2007 examination had been addressed by Terra Nova.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2008 the Company did not issue shares of common stock that were not registered under the Securities Exchange Act of 1934.

On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases were made in the open market, in block transactions, or in privately negotiated transactions from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducted the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and expired on September 30, 2008. In the third quarter of 2008 the Company repurchased 46,115 shares valued at $52,044 of which 45,148 shares were retired at September 30, 2008 and 967 shares were retired on October 13, 2008.

The following table sets forth information on the Company's common stock buyback program for the first, second and third quarters ended September 30, 2008:

Period ending	Total number of shares purchased in quarter	Total number of shares purchased as part of publicly announced plan	Average price paid per share	Approximate dollar value of shares purchased under the plan
March	476,500	1,148,794	$1.32	$629,199
June	526,000	1,674,794	$1.20	$634,283
September	46,115	1,720,909	$1.12	$52,044
Totals	1,048,615			$1,315,526

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
November 14, 2008	/s/ Michael G. Nolan
Date	Michael G. Nolan
Chief Executive Officer

November 14, 2008	/s/ Jonathan J. Walsh
Date	Jonathan J. Walsh
Chief Financial Officer