Form 10-K
period 2008-12-31
Terra Nova Financial Group Inc
filed 2009-03-30
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 000-24057

Terra Nova Financial Group, Inc.
(Exact name of Registrant as specified in its charter)
Illinois	75-2375969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Wacker Drive, Suite 1550 Chicago, Illinois 60606 (Address of Principal Executive Offices, including Zip Code)	(312) 827-3600 (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock - $0.01 par value	OTC Bulletin Board

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

        As of March 16, 2009, there were 25,482,942 shares of Terra Nova Financial Group, Inc. Common Stock, $0.01 par value per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,306,814 based on the closing sale price of such stock as reported by the OTC Bulletin Board on June 30, 2008, assuming that all shares beneficially held by executive officers and members of the Registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors may individually disclaim.
DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Registrant's Definitive Proxy Statement to be filed within 120 days after December 31, 2008 in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report, to the extent indicated herein.

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Cautionary Note Regarding Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2008, and in other securities filings by the Company with the SEC.

        Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I

Item 1. Business

Overview

        Terra Nova Financial Group, Inc. (collectively, the "Company," "firm," "we," "us," "our" or "Parent") is a holding company of businesses providing a range of products and services to the professional trading community. The Company has three primary subsidiaries: Terra Nova Financial, LLC, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers. Tradient Technologies, Inc., a financial technology development business provides proprietary applications for electronic trade execution, order routing and clearing. SC QuantNova Research SRL, based in Bucharest, Romania, provides software development, architecture and engineering for Tradient and back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

        The Company was originally founded as Rushmore Capital Corporation in 1990 as a traditional financial services company and commenced operations in March 1991. In October 1997, the Company changed its name to Rushmore Financial Group, Inc. The Company launched an initial public offering on the Nasdaq SmallCap Market in 1997. In 2002, its stock began trading on the OTC Bulletin Board after delisting from the Nasdaq SmallCap Market. The Company's name changed in 2004 to Rush Financial Technologies, Inc. In May 2006, Rush Financial Technologies, Inc. acquired all of the membership interests of Terra Nova Trading, L.L.C., Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. The Company changed its name to Terra Nova Financial Group, Inc. in October 2006.

        On June 20, 2008 the Parent changed its state of incorporation from Texas to Illinois. Other than the change in corporate domicile, this reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Parent, nor did it result in any change in location of the Parent's employees, including the Parent's management. Furthermore, the Parent's common stock continues to trade on the OTC Bulletin Board under ticker symbol "TNFG" and there has been no change in the Parent's CUSIP number.

Terra Nova Financial, LLC

        Terra Nova Financial, LLC ("Terra Nova") is a specialized financial services firm focused on supporting trading professionals. Professional traders, hedge funds and money managers come to Terra Nova for value in execution, clearing and prime brokerage services. This recognition originated with the firm's role (from 1996 to 1998) as the sponsoring broker-dealer for the innovative Archipelago ECN (now part of the NYSE Euronext). Terra Nova empowers self-directed clients to trade, analyze, strategize and report through a portfolio of advanced technology tools. Terra Nova was founded in 1994 and is headquartered in Chicago, Illinois with a sales presence in New York, New York. Primary sources of revenue for Terra Nova include commissions, account fees and interest.

        Terra Nova is a member of Financial Industry Regulatory Authority ("FINRA"), Securities Investor Protection Corporation ("SIPC"), National Futures Association ("NFA"), The Depository Trust Company ("DTCC"), National Securities Clearing Corporation ("NSCC") and The Options Clearing Corporation ("OCC") along with the following exchanges: International Securities Exchange, Boston Options Exchange, Chicago Stock Exchange, National Stock Exchange, NYSE Arca Options, NYSE Arca Equities, NYSE Alternext US, NYSE Euronext, NASDAQ OMX Group Inc., NASDAQ OMX PHLX, and CBOE Stock Exchange.

Targeted Markets and Clients

        Terra Nova is a broker-dealer in a highly competitive marketplace that includes a number of much larger competitors as well as a large number of competitors of roughly similar size based on revenues. Terra Nova seeks to compete by targeting highly active traders, such as small and mid-sized hedge funds, who appreciate Terra Nova's value proposition and customer service.

        Terra Nova serves a diverse client base of professional traders, established and emerging hedge funds, money managers, correspondent introducing brokers, registered representatives, registered investment advisors, trade advisors, international institutions and foreign brokers located in the United States and in certain foreign countries.

        Terra Nova is involved in the direct access brokerage industry and serves the high-volume, self-directed, independent professional trader. As the number of online traders and investors increases and the online trading landscape continues to move toward self-directed trading, we believe that there will be an expanding market for direct access routing technology and sophisticated trading analytics systems. We intend to continue to grow our share of this market. One high-growth segment we aim to capture includes "black box trading" and algorithmic traders.

        Terra Nova also sees several opportunities related to the hedge fund industry. The industry as a whole is experiencing challenges and with currently a number of hedge funds folding many displaced financial professionals may look to trade their personal accounts or on a small fund basis. Terra Nova currently intends to compete in this growing segment. Additionally, larger prime brokerages are scaling back operations to focus exclusively on large hedge fund clients, cutting ties with or reducing offerings and service to small and mid-sized funds. Terra Nova has long been positioned to serve the small and mid-sized hedge fund market and plans to grow its client base by attracting these underserved firms.

Execution Services

        Terra Nova provides unbiased trade executions on an agency-only basis. Terra Nova offers solutions for direct access trading in multiple domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Terra Nova has a 24-hour trading desk staffed with licensed brokers and is available to all clients. We offer a range of powerful trading platforms suited to different trading styles, including offering developed by Tradient, as well as trading platforms offered by other third parties. In 2008, Terra Nova established simplified, competitive per ticket and per share pricing plans for all platforms, which has been well received by our clients and has positioned Terra Nova to be even more effective in acquiring new business.

Tradient Pro, Tradient Plus and Tradient Web

        TradientSM Pro is Tradient's Level II trading platform that offers real-time, streaming data and a wide array of trading features including: portfolio management with real-time, straight-through posting of trade positions, orders and account balances; support for trading through a real-time order management portal that routes entry and exit orders based on user-defined criteria; and customizable trading layouts users can configure to suit their personal trading styles. Tradient Pro users can send orders through Tradient's proprietary smart order routing technology, or can self-direct orders to multiple trading venues including the major exchanges, Electronic Communication Networks ("ECNs") and Market Makers. Tradient Pro is targeted to high-volume professional traders.

        Tradient Plus is Tradient's streaming Level I software product offering essential equity and options trading features economically. It is targeted to swing traders and the direct investor.

        Tradient Web is Tradient's browser-based trading system providing anytime, anywhere access to quotes, research, charting tools and other resources to help traders trade the market online.

RealTick

        Created by Townsend Analytics, Ltd. ("Townsend Analytics"), RealTick® is global, broker neutral, multi-asset Execution Management System (EMS) that is licensed by the Company from Townsend Analytics. RealTick's flexibility and customizability suits almost every trading style and delivers sophisticated trading tools; access to global brokers, exchanges, ECNs and other liquidity pools; real-time data including full market depth; streaming news, analytics and risk management tools-all fully integrated into one platform. RealTick is supported by Townsend's global data centers and a redundant network for excellent stability and resiliency. RealTick offers Terra Nova clients the ability to self-direct orders to multiple domestic and international exchanges for equities, options, and futures.

Sterling Trader Pro

        Developed by Sterling Financial Systems, Inc. ("Sterling Financial"), Sterling Trader® Pro is licensed by the Company from Sterling Financial which is a full-featured Level II direct access trading platform designed for professionals who work with the rapidly moving electronic markets. It includes advanced pinpoint accuracy for order routing and management and real-time profit/loss capabilities and risk management controls, making it particularly suitable for trading groups.

API Services

        Terra Nova offers support for advanced traders and trading software developers who seek to utilize the application program interface ("API") of the trading platforms Terra Nova brings to market. Through an API, software developers can write custom applications to connect to financial data servers to retrieve price and news data, and to link applications directly to an order entry system, creating the potential for seamless "black box trading" solutions.

        Terra Nova's API services have enabled the development of specific applications providing additional functionality to traders. Traders can leverage a Microsoft Excel front-end -provided by a third-party API provider and directly integrated with the Tradient Pro application- to customize their own algorithms or trading models using library of over 500 financial functions; use out-of-the-box trading algorithms; and build automated execution using a sophisticated trade engine to quickly act on analytics in real time. The third-party API provider tools are also available with the RealTick trading platform.

Routing Solutions

        Terra Nova is involved in what we believe to be the next generation of direct market access ("DMA") routing. Terra Nova's Smart Routes provide high-speed, seamless, one-click direct market access to major liquidity sources, known as dark, grey or lit, for equities, ETFs and options to achieve a fast execution at optimal pricing. Terra Nova Smart Routes are designed for speed, capacity and stability while constantly monitoring real-time market metrics for best performance. Terra Nova Smart Routes are believed to offer advantages over standard exchange routes, including access to liquidity that other routes do not offer.

Clearing Services

        Terra Nova is a self-clearing firm providing customized solutions including execution, clearing, account custody, portfolio analysis, risk management, web based portfolio analysis, stock loan, real time data reporting and more. Terra Nova currently offers advanced solutions that provide flexibility in the way clients can connect to liquidity engines, quote servers and markets, including Terra Nova FIX ("TNFIX"), NASDAQ Stock Market, ARCA Sponsored Access, and API services.

        Our clearing systems are designed to be scalable in order to accommodate increased transactional volume, allow for integration with third-party vendors and handle future regulatory requirements without compromising stability and reliability. As a self-clearing firm, Terra Nova has the ability to create customized solutions for integration into a client's business model and deliver smart order routing with execution from a single interface.

        Terra Nova self-clears a significant percentage of its transactions through its own proprietary clearing software with DTCC and OCC directly. In addition, we have a non-exclusive, worldwide right and license to our back office clearing system. This provides Terra Nova with additional control over transactional business and increased margins in regard to commissions and assets. All futures transactions are cleared on a fully disclosed basis through an established futures commission merchant, R.J. O'Brien. A small portion of equities and options transactions are cleared through Merrill Lynch. These relationships help provide Terra Nova's clients with a global reach of products and services.

        In addition to providing brokerage and trading technology services Terra Nova self-clears approximately 96% of its active accounts. Certain very large equity and options accounts and all futures accounts are cleared on a correspondent basis through relationships with Merrill Lynch and R.J. O'Brien.

        Terra Nova's clearing systems are proprietary and comprehensive providing a broad range of securities processing infrastructure and capability. The systems provide for order matching, transaction settlement, trade reconciliation, trade reporting, margin lending, securities custody, stock lending/borrowing, advanced reporting, customer account maintenance and a variety of other capabilities.

        The clearing platform is fully integrated with Terra Nova's accounting systems as well as with the technology and order-entry systems from Tradient and other third-party trading platform providers.

        Through the operation of its own self-clearing systems, Terra Nova maintains control over its clients' transactional business, with the intention of being able to provide a superior level of customer support. Terra Nova's self-clearing operations also provide the Company with enhanced revenues from net interest income earned on customer credit and debit balances held.

        As currently configured, the clearing system is operating at a small percentage of its existing clearing capacity. Management has put a great amount of time and effort into planning for significant additional capacity given what it believes is the opportunity for growth and the importance of backup capacity. The Company has identified ways to significantly increase its clearing capacity through a combination of hardware and software modifications for a relatively low capital cost.

Prime Brokerage Services

        Terra Nova provides prime brokerage services delivered with goals of both individual attention and sophisticated financial technology. We are known in the industry for our self-clearing and back office operations; agency-only executions (no proprietary trading desk); and, we believe, cost-effective, customized approach.

        Prime brokerage services include an introducing broker relationship thru Merrill Lynch; sophisticated trading platforms with customizable algorithmic capabilities and API services; portfolio margining, which has the effect of aligning the amount of margin funds required to be held in a client's account with the risk of the portfolio as a whole; incubation services including partnerships with service providers; a dynamic risk management infrastructure tool allowing real time analysis of portfolio risk and exposure; access to a broad array of fully customizable reporting and independent institutional research; and an outsourced trade desk. We also offer deliver versus payment ("DVP") capabilities, soft-dollar arrangements, and commission sharing agreements.

Client Service

        Terra Nova's service model is intended to set us apart from our competitors. Our people are expected to be problem-solvers with quick and helpful solutions to assist in making clients' trading experiences smooth and successful.

        A dedicated approach to customer service is a key part of our service offering. We strive to provide attentive service to our clients throughout their experience with our firm, from opening an account, to training them to use our trading platforms, to trade execution and reporting. Terra Nova clients have access to our customer service team and our 24-hour trading desk-a group of licensed brokers who we train to provide prompt resolution on the initial call inquiry and are required to follow-up in a timely manner on any issues that cannot be immediately resolved. Email and online chat are also provided as convenient alternative ways to communicate with our representatives.

Awards

        Terra Nova continues to receive meaningful recognition within the financial services community. On May 29, 2008, Terra Nova was named "Broker of the Year for Emerging Managers" for the second consecutive year at Opal Financial Group's 2008 Emerging Manager Summit. This honor was bestowed by a judging panel that included industry specialists from Opal Financial Group and leading institutional investors and served as validation from the trading community that Terra Nova continues to be a leading provider of innovative technology and financial solutions for the institutional brokerage industry. In addition, Terra Nova has historically ranked high in Barron's annual Online Broker Survey; 2008 was no exception. Terra Nova earned recognition as one of the best choices for active traders, including ranking among the top three low cost brokers for active traders.

Growth Initiatives

        The Company has developed strategic growth initiatives based on stated objectives which include (1) growth in the "high activity" client account base, (2) leveraging the fixed-cost clearing infrastructure to a large scale, and (3) providing products and services to capture active trader growth activity.

Terra Nova's business plan includes strategies such as:

Pursue targeted segments:

•	Attract the most sophisticated traders by providing access to algorithmic trading, "black box" and non-click trading strategies;

•	Attract international active trading clients to the U.S. markets;

•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and

•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Broaden product offering:
•	Continually enhance the Tradient platforms and API;

•	Continue to broaden the set of platforms from which to choose;

•	Refine complex options strategy offerings across all trading platforms;

•	Explore foreign exchange trading offerings;

•	Grow the trading activity in international securities; and

•	Enhance prime brokerage capital introduction program.

Increase emphasis on sales and marketing:

•	Enhance the lead pipeline through increased web-based marketing and advertising programs targeted at highly active traders; and

•	Enable the sales team with additional tools and support.

Reduce costs to increase working capital:

•	Optimize order-flow costs;

•	Continue to align costs of routing with third-party platforms; and

•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

Tradient Technologies, Inc.

Overview

        Tradient Technologies, Inc. ("Tradient") operates the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Tradient platforms are shaped by what we believe are the foremost needs of professional traders, hedge funds and registered investment advisors-efficiency, consistency and value-using a swift, targeted innovation and development process. Tradient is located in Chicago, Illinois. Primary sources of revenue for Tradient include software licensing and routing fees.

Products and Services

        Tradient develops powerful, user friendly software that professionals can rely on to get the job done. Our portfolio of applications covers a wide range of needs and our development process is designed for rapid, ongoing introduction of the innovations the market demands.

        Tradient offers three trading platforms. Tradient's flagship product, Tradient Pro, is a fully customizable Level II trading platform that efficiently executes sophisticated equity and options trading strategies. Tradient Plus is a customizable trading platform designed for ease of use that economically offers essential equity and options trading features. Tradient Web is a browser-based trading system providing anytime, anywhere access to quotes, research, charting tools and other resources to help traders trade the market online.

        Tradient also offers an application program interface ("API"), enabling advanced traders and trading software developers to build or enhance third-party trade applications using the Tradient application program interface. The ability for third-parties to use Tradient platform data in and initiate trades from such applications through Tradient servers is intended to address the needs of the growing "black box" or algorithmic trading community.

Additional Operating Subsidiaries

        The Company also includes the following wholly-owned operating subsidiaries: SC QuantNova Research SRL ("QuantNova") provides consulting, software development, electronic data processing, software architecture and engineering for Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of December 31, 2008 had six full-time employees and two contract employees. Market Wise Securities, LLC ("MW Securities") is an inactive broker-dealer, a member of FINRA and carries no clients. Market Wise Stock Trading School, LLC ("MW School") offers electronic and internet research and analysis tools to individuals and entities.

Employees

        As of December 31, 2008 we had a total of eighty-eight full-time employees with the majority in Chicago, Illinois though the staff has since been reduced through a reduction in force in January 2009. In addition, we have six full-time employees and two contract employees in Bucharest, Romania for software development. We have approximately forty employees in technology and development related positions, approximately ten in business development and customer support and remaining employees in compliance, administration, finance and brokerage operations. As of December 31, 2008 the Company had approximately fifty-two employees who are engaged in the securities business of the Company and are registered with FINRA. As of December 31, 2007 we had a total of ninety-two full-time employees with a presence in Chicago, New York, and San Francisco and three full-time employees in Bucharest, Romania.

Broker-Dealer Regulation

        Terra Nova and MW Securities are subject to the Securities and Exchange Commission Uniform Net Capital Rules under the Securities Exchange Act of 1934. Terra Nova is also subject to the Commodity Futures Trading Commission's financial requirement. Terra Nova calculates its net capital using the "alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA member broker-dealer.

        In December, 2008 the Company sold the broker-dealer RushTrade Securities, Inc. for approximately $50,000. The gain on the sale of $50,000 is reflected in "Other general and administrative expenses" on the accompanying consolidated financial statements for the year ended December 31, 2008.

Website

        Relaunched in 2008, Terra Nova's website, www.TNFG.com, includes information on all our available trading platforms, prime brokerage and clearing services, commissions and fees and client services. It provides access to educational resources and webinars, including information on options trading and functionality to open an account. We also provide a sign-up for free trading platform trial accounts so that clients can experience the trading platforms we offer. A log-in to our Client Center provides access to additional tools including portfolio reporting. The Investor Relations section of the website includes our regulatory filings such as Annual Report on Form 10-K; Quarterly filing of 10-Q and Proxy; and corporate governance along with information about our transfer agent and the Company.

Availability of Information

        You may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. Copies of such materials also can be obtained at the SEC's website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The Company's SEC filings are also available to the public, free of charge, on our Company website, www.TNFG.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Item 1A. Risk Factors

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

We face substantial competition and rapid change from other industry participants and competitors, including other securities and financial services firms, which could harm our financial performance if we fail to compete.

        We encounter aggressive competition from numerous competitors in most areas of our business. In addition, new competitors may emerge at any time. The competitiveness of our operations may be threatened by new technologies or market trends which could lead to reduced financial results. In addition, the market for securities and financial services and the related infrastructure products and services is rapidly evolving and highly competitive. Competitors may have significantly greater financial, technical, marketing and other resources, offer a wider range of services and financial products and may have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to implement significant technology enhancements or offerings, undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours, based on our limited resources. If we fail to compete effectively, our revenue could decrease and our operating results could be materially harmed.

We operate in a highly regulated industry and compliance failures could adversely affect our business.

        Our procedures may not be sufficient to properly monitor our correspondents or clearing partners or protect us from liability for their acts under current laws and regulations.

        Any intentional failure, negligence or unintentional errors in properly performing our clearing functions or any mishandling of funds and securities held by us on behalf of our correspondents and their clients could lead to censures, fines or other sanctions by applicable authorities, cease and desist orders or suspension or disqualification of employees or officers as well as actions in tort brought by parties who are financially harmed by those failures or mishandlings. The growth of our business and expansion of our client base may place a significant strain on our management and operations. While many of our systems and processes are designed to accommodate additional growth without redesign or replacement, we may nevertheless need to make significant investments in additional hardware and software to accommodate growth or such enhancement, change or addition may not be timely enough. If we fail to implement or adapt proper procedures we may be subject to liability or loss of revenues that could result in substantial costs to us and distract our management from our business.

Market conditions and decreases in short-term interest rates would negatively impact our revenues and profitability.

        The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of client cash and the interest expense paid on client cash balances and borrowings. If short-term interest rates fall we generally expect to receive less interest income on client cash deposits held in reserve and on margin debit balances and potentially a smaller gross interest spread causing our net interest income to decline. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.

        Our level of business activity depends upon a healthy and active market for the purchase and sale of securities. Bear markets, flat market trends, or market interruptions generally decrease the overall market, trading volumes and investor activity. We find that during these times both gross commissions, total trades, and overall volume can increase or decrease substantially.

We have off-balance sheet risk associated with our broker-dealers and our margin lending business which subjects us to credit risks.

        We provide margin loans to investors, therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that margin requirements may be inadequate and the value of the collateral we hold could fall below the amount of an investor's indebtedness, especially when the market is rapidly declining. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient or might be considered questionable. Despite those agreements, we may be unable to liquidate the clients' securities. In connection with securities activities, we also execute client transactions involving the sale of securities not yet purchased, known as "short sales," all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and its clearing broker's internal policies. In all cases, such transactions may expose us to significant off-balance sheet credit risk in the event client collateral is not sufficient to fully cover losses that clients may incur.

        We provide guarantees to clearing organization and exchanges under standard membership agreements, which require members to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing organization and exchanges other members would be required to meet shortfalls. Our liability under these arrangements is not quantifiable and may exceed the cash and securities we have posted as collateral.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third and fourth quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a global recession. Domestic and international equity markets have been experiencing heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses.

There can be no assurance that actions taken by the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

        In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, numerous regulatory and governmental actions have been proposed. The Federal Reserve has taken action through reduced federal funds rates and the expansion of acceptable collateral for its loans to provide additional liquidity. In October 2008, the Emergency Economic Stabilization Act of 2008, referred to in this annual report as the "EESA," was signed into law. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Additionally, the American Recovery and Reinvestment Act of 2009, referred to in this annual report as the "ARRA," was signed into law in February 2009. The ARRA is intended to provide a stimulus to the U.S. economy and includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care and infrastructure, including marine infrastructure and dredging. There can be no assurance as to what impact such actions will have on our business or the financial markets, including the extreme levels of volatility, or that the EESA, the ARRA, or any monetary or fiscal actions of the U.S. Federal Reserve Board will have a stabilizing effect on the economy or a beneficial impact on economic growth. It is not possible to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations or financial condition or the trading price of our common stock.

The current weakness in the economic environment and other factors could lead to our goodwill and other intangible assets becoming impaired.

        Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets have been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported net income and our stock price. Due to the continuing economic uncertainty and market and credit crisis, we considered whether there were any indicators that our goodwill was impaired. We concluded that no indicators of impairment were present. A significant and sustained decline in the our future cash flows, a significant adverse change in the economic environment, slower growth rates or if our stock price falls below our net book value per share for a sustained period could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would be required to record a non-cash charge against earnings, which, in turn, could have a material adverse affect on our reported net income and the book value of our stockholders' equity.

If we lose the services of any of our key personnel our business may be unable to attract qualified replacements.

        Our success is heavily dependent on the performance of our executive officers and managers. Our growth and future success will depend, in large part, on the continued contributions of these key individuals as well as our ability to motivate and retain our personnel. Loss of any of our key personnel could result in severe hardship in our ability to execute our business plan. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing, and technical personnel. Competition in recruiting personnel in the industry is intense.

Operational changes may disrupt our operations.

        We continually evaluate our products, services and corporate strategy. We have in the past undertaken, and will in the future undertake, operational changes and/or product, technology and marketing strategy modifications. These operational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

Legal and regulatory compliance continues to become more complex and costly.

        We are subject to a high degree of legal and regulatory requirements. The cost and complexity of meeting these requirements continues to increase.

        We have implemented and continue to implement formal compliance procedures to respond to regulatory requirements and changes. Our future operating results will depend on our ability:

•	to improve our systems for operations, financial controls, communication and information management; and

•	to refine our compliance procedures and enhance our compliance oversight, and to recruit, train, manage and retain our employees.

Increases in costs associated with these efforts would cause our operating margins to decline from current levels.

We can become party to litigation and we may be unsuccessful in our defense of claims made against us.

        The Company can become a defendant in claims, arbitrations and suits at any time in the ordinary course of business. These claims can require the Company to pay material amounts of money for legal fees, costs, settlements, awards and judgments. These claims may include customer claims related to the purchase or sale of investment securities, regulatory actions or other legal issues. The outcome of litigation in court or before arbitration panels is extremely difficult to predict, especially when claimants seek substantial or unspecified damages. A substantial judgment, settlement, fine or penalty could have a material adverse effect on our results of operations or cash flows.

We rely on intellectual property and proprietary rights to protect the products that we have developed as well as those of third-party vendors.

        The success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained, preserving our trade secrets and the protection of our third party vendors. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic investors and third-party vendors. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. Even if we are able to defend our intellectual property, there may be little recognition of our brand and trademark in the marketplace. We may also be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

        We currently do not own any patents and we cannot verify with certainty the intellectual property owned by our third-party vendors. In addition, we cannot assure you that we are or will be aware of all patents containing claims that may pose risk of infringement by our products and services. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or change or discontinue use of the portions of our products or services that are found to be infringing or violating the rights of others or to obtain licenses from third parties. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

•	cease licensing, incorporating or using any of our products or those of our third-party vendors that incorporate the challenged intellectual property, which would adversely affect our financial operating results;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming, and divert the attention of limited technical and management resources.

Introduction of new operating systems or the inability to retain third-party technologies may disrupt our operations and cause significant fluctuations in our financial results.

        Our financial technology products are designed to run on Microsoft operating systems and integrate with security products from other industry leading vendors. Although we believe that the target operating systems and products are and will be widely offered and utilized by businesses in the corporate market, no assurances can be given that this will continue and in the future we might be forced to migrate to other computing technologies that we do not currently support. Moreover, if our products and technology are not compatible with new developments from these companies, our business, results of operations and financial condition could be materially and adversely affected as a result of the expenses we incur to make our products compatible.

We may be unsuccessful in utilizing new marketing and/or new distribution channels which may decrease our ability to implement our business plan.

        We have pursued, and may continue to invest in both new and proven marketing channels that historically have been cost effective for advertising and marketing which include strategic alliances with complementary businesses and Internet marketing. In an effort to diversify our sources of revenue and expand our client bases, new or existing marketing channels may increase costs and delay or divert management's attention. In addition, we rely upon the Internet significantly for marketing and the distribution of our products and services. This form of marketing may not be successful in the future.

The length of the product development and sales cycles are difficult to predict, and our offering may not reach the market at opportune times.

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

        We receive and process trade orders through a variety of electronic channels. Our online trading services and our products are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our Web servers and those of our third party service providers, are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all potential eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

        Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients or a reduction in the growth of our customer base;

•	increased operating expenses;

•	financial losses; and

•	litigation or other customer claims and regulatory sanctions or additional regulatory burdens.

        Our business also depends on the continued reliability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. We have in the past experienced a variety of outages and other delays as a result of Internet failure.

The need for additional cash resources in the future may not be available.

        While we have limited but adequate cash resources now, we may have additional cash and liquidity needs in the future that are difficult to meet. Additional financing sources may include debt and/or equity financing, though there is no guarantee that adequate amounts of debt or equity financing will be available if needed on acceptable terms. Any future issuance of stock may have a negative impact on the stock price.

Failure to comply with net capital requirements could adversely affect our business.

        The SEC, FINRA, CFTC, NFA and other self-regulatory agencies or organizations, known as an "SRO," have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Our broker-dealer subsidiaries are required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC or CFTC could fine us or even suspend or revoke our registration, or the applicable SRO could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, trading operations that require the use of capital could be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and projections. As a holding company we access the earnings of our broker-dealer subsidiary through receipt of capital. Net capital requirements may limit our ability to access those earnings.

Certain of our directors and largest stockholders may have a significant influence on matters submitted to stockholders for approval.

        We have a few large shareholders who each hold more than 5% of our outstanding shares. Together our directors and holders of 5% or more of our outstanding common stock beneficially own greater than 60% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.

        As participants in the financial services industry, our subsidiaries are subject to laws and regulations, including the U.S. Patriot Act of 2001, that require that they know their clients and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the U.S. Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results. As an online broker with clients worldwide, we may face particular difficulties in identifying our clients and monitoring their activities.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

        Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

        We have in the past, and may in the future, discover areas of our internal control over financial reporting which may require improvement. For example, in March 2008 we identified an error in the way we recorded non-cash stock compensation expense for certain warrant grants in 2006 which resulted in a restatement of our 2006 consolidated financial statements. Management determined that the error went undetected due to inadequate processes for assuring that the documentation of the awards properly reflected the non-economic terms of the grants and properly recording the awards as documented. If we are unable to assert that our internal control over financial reporting is effective in any future period we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We are dependent on third-party clearing agents for executing and processing our futures transactions and any failures by them or difficulties in our third-party relationships could materially harm our business.

        We are dependent on certain third-party clearing agents for the orderly processing of futures and options on futures transactions. Our clearing agreements with our clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms' agreements with their third-party suppliers could harm our business. Termination of our relationship with our clearing firms could expose us to certain capital reserve requirements and other complex regulatory requirements imposed by federal and state securities laws, and additional system modifications, which could have a material adverse effect on our business. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our clients, and may incur significant costs as a result.

Losses due to employee or customer fraud could have an adverse effect on our business.

        We are exposed to potential losses resulting from fraud and other misconduct by employees, clients or third-parties. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Third-parties may engage in fraudulent activities, including fraudulent access to legitimate customer accounts, the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

The future sale of shares of our common stock may negatively impact our stock price.

        Our stock is thinly traded. If our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by one of our large shareholders could cause the market price of our common stock to fall.

The price of our stock can fluctuate significantly.

        The market price of our stock has been volatile in the past and could decrease substantially. This could result for many reasons including variations in actual or anticipated annual or quarterly financial results, industry developments, or our reputation is harmed.

There is increasing globalization with associated risks.

        The Company is receiving increasing inquiries from foreign nationals who wish to trade financial instruments in the United States. To the extent that the Company may become increasingly reliant on foreign investors for revenue, it faces risks that foreign economic downturns may disrupt that revenue and also that servicing foreign clients may involve costly additional regulatory requirements.

The banks in which we hold funds may cease doing business in the normal course.

        We hold large sums of both the Company's and our customers' funds in various bank deposit accounts. Should those banking institutions become insolvent or are unable for any other reason such as governmental controls or extraordinary events in the financial system from returning our deposits the firm's operations and financial results could be materially impacted which could lead to a loss of customers, litigation and other adverse results to the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

        We have a seven year, three month lease which expires August 31, 2012 on our corporate headquarters located in Chicago, Illinois. We also lease space for two co-location data centers located in Chicago, Illinois. One co-location lease expires in October, 2009 and the other co-location lease is a month-to-month arrangement. One of the co-location data centers is used for our primary data storage consisting of servers and communication equipment and a second co-location data center is for trade data feeds.

        In addition, we have an office located in New York, New York which has a five year lease expiring in March, 2012 along with office space in Bucharest, Romania for software development which has a one year lease expiring in October, 2009.

        We had a three year lease on our facility located in Dallas, Texas which expired in January, 2009 and a co-location data center in Dallas, Texas with an expiration of May, 2009. We are not renewing either lease and are closing both locations. In addition, we had rented office space in Boulder, Colorado which had a one year lease which expired in July, 2008 and was not renewed.

        The following summarizes the information relating to our facilities. We believe our facilities are adequate to meet our requirements at the current level of business activity.

Location	Space (sq. ft.)	Usage
Chicago, Illinois	15,500 square feet	Corporate Headquarters
New York, New York	2,169 square feet	Office Space
Bucharest, Romania	1,500 square feet	Office Space

Item 3. Legal Proceedings

        In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Company, resulted in erroneous trades far exceeding the buying power in Lee's account with the Company. While the exchange canceled a large number of these trades, Lee was left in a short position that the Company was forced to cover, resulting in a large debit position in Lee's account with the Company. The Company brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial

Industry Regulatory Authority ("FINRA"). On February 13, 2009, Lee filed a counterclaim against the Company alleging that the Company's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of $2,802,077, the amount of punitive damages being the same amount as the Company is seeking as damages against Lee in this matter. The Company believes that it has strong defenses against this counterclaim and intends to vigorously defend against this claim. This matter is further discussed in Note 9 (Bad Debt Expense) resulting from unusual trading by an individual client which resulted in a loss of approximately $2.8 million during the third quarter of 2008. The Company further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. Further, many aspects of the Company's business involve substantial risk of liability and from time to time and the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings at any time. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. As with other securities brokerage firms, there is a reasonable likelihood that from time to time the Company will be threatened with additional litigation, arbitration or possibly named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal and state securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied clients are investigated by such regulatory bodies, and, if pursued by such regulatory body or such clients, may rise to the level of arbitration or disciplinary action.

        The Company also is subject to periodic regulatory audits, inquiries and inspections. On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against the Company as well as one current and two former employees based on alleged violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. A formal response to the charges has been filed and the Company is anticipating further discussions with FINRA to resolve the matter. Management believes it is probable that the Company will settle the issue and/or pay a fine related to this matter. Management has estimated and accrued a reserve in an amount that it believes is reasonably sufficient for the settlement of this matter. The reserve is being reflected under the category "Accounts payable and accrued expenses" on the accompanying consolidated balance sheet as of December 31, 2008. Also, a FINRA audit for 2007 which had resulted in a preliminary determination to recommend disciplinary action against Terra Nova and the former chief financial officer of the Company based on alleged violations related to, among other things, anti-money laundering compliance programs, reserve formula calculations and the filing of allegedly inaccurate FOCUS Part II Reports, is being resolved, as the Company has agreed to an acceptance, waiver and consent letter with FINRA which includes an agreement to pay a fine in the amount of $100,000, which has been accrued under the category "Accounts payable and accrued expenses" on the accompanying consolidated balance sheet as of December 31, 2008. It is possible other regulatory agencies may make further inquiries into the matters which were the subject of the FINRA concern.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the OTC Bulletin Board under the symbol TNFG. The following table shows the high and low closing sales prices for our common stock based on actual transactions on the OTC Bulletin Board during each of the quarters presented. The prices do not include retail markups, markdowns or commissions. The prices in the following table have been adjusted to reflect the one-for-ten reverse stock split effective August 1, 2007. On March 16, 2009, the last reported sales price for the firm's common stock on the OTC Bulletin Board was $0.80 per share.

	Closing Sales Price			Closing Sales Price
2008	High	Low	2007	High	Low
First Quarter	$1.62	$1.25	First Quarter	$3.30	$2.00
Second Quarter	$1.50	$0.93	Second Quarter	$2.40	$1.80
Third Quarter	$1.35	$1.00	Third Quarter	$2.20	$1.21
Fourth Quarter	$1.02	$0.62	Fourth Quarter	$1.85	$1.30

Common Stock Holders

        As of March 20, 2009 there were approximately 206 holders of stock registered with our transfer agent, Computershare Trust Company, N.A. but the majority of the of the 25,482,942 shares outstanding are held in street name. Based on information previously provided by depositories and brokers the Company believes there are more than 850 beneficial owners of our common stock. As of December 31, 2008, the largest shareholder was Bonanza Master Fund, Ltd. Liquidating Trust owning 34% of the outstanding common shares. As of April 10, 2008 in our Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders the top four stockholders held approximately 66% of the outstanding common stock. As of December 31, 2007 there were approximately 141 holders of record and approximately 1,100 beneficial holders of our common stock with 26,531,557 shares outstanding.

Dividends

        We do not anticipate declaring any stock or cash dividends on our common stock in the foreseeable future. The Board of Directors declared all accumulated dividends payable on all shares outstanding under all series of preferred stock of the Company to holders of record on February 27, 2008. The Company made dividend payments to all holders of record fifteen business days after they were declared. The amount of preferred dividends paid in arrears in 2008 was $50,063. In 2007, the Board of Directors declared dividends on all accumulated preferred stock dividends and was payable to holders of record on September 28, 2007. The amount of preferred dividends paid in arrears in 2007 was $374,397.

        In the second quarter of 2008 the Company redeemed or repurchased all preferred stock and therefore the Company has no preferred dividends in arrears at December 31, 2008.

Recent Sales of Unregistered Securities

        In 2006, 10,000 shares of common stock were issued in exchange for conversion of 250 shares of convertible preferred stock; 3,853 shares of common stock were issued as payment of preferred dividends; 10,000 shares of common stock were issued upon conversion of $15,000 of convertible bonds; 2,037 shares of common stock were issued as payment of convertible bond interest; 5,065 shares were issued for directors fees; 4,250 shares were retired due to non-vesting; 20,000 shares were issued for exercise of stock options; and 750 shares were issued as compensation. We converted 3,500 shares of Series E Preferred Stock into 23,333,334 shares of common stock. In addition, we also issued 50,000 shares of restricted stock due to warrant exercises along with 2,953 shares of common stock for director's compensation.

        In 2007, the Company issued a total of 1,962 shares of common stock for director compensation of $4,006. In addition, 8,938 shares were issued resulting from the exercise of stock options for total proceeds of $14,250 and 30,000 shares were issued as a result of the non-cash exercise of stock options for 21,428 shares of stock valued at $2.10 per share, for a value of $45,000.

        We relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated to issue such shares of common stock. There were no underwriters involved in our issuance of common stock for the discussed items. The shares have been adjusted to reflect the one-for-ten reverse stock split effective August 1, 2007.

Repurchase of Securities

In the fourth quarter of 2008 the Company did not repurchase any shares of common stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Terra Nova Financial Group, Inc. (the "Parent" or the "Company") is a holding company of businesses providing a range of products and services to the professional trading community. The Company has three primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), Tradient Technologies, Inc. ("Tradient") and SC QuantNova Research SRL ("QuantNova"). Terra Nova, Tradient and QuantNova are wholly-owned subsidiaries of the Parent, a public company trading on the OTC Bulletin Board under the symbol TNFG.

        Professional traders, hedge funds and money managers come to Terra Nova, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, for value in execution, clearing and prime brokerage services. The firm offers highly active traders solutions for direct access trading in domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Clients can make unbiased executions on an agency-only basis through Terra Nova's 24-hour trading desk staffed with licensed brokers or through any of a range of powerful trading platforms suited to different trading styles. The firm also provides customizable, turn-key clearing solutions for broker-dealers and introducing brokers; and prime brokerage services well suited for small and mid-sized hedge funds. Terra Nova is located in Chicago, Illinois. In 2008, primary sources of revenue for Terra Nova include 86% from commissions and fees and 11.4% from net interest income.

        Tradient is the Company's financial technology development business, providing proprietary applications for electronic trade execution, order routing and clearing. Tradient platforms for real-time market data and direct access trading are designed for efficiency, consistency and value. Tradient platforms include flagship product Tradient Pro, a fully customizable Level II trading platform; Tradient Plus, an easy-to-use, customizable trading platform offering essential equity and options trading features economically; and Tradient Web, a browser-based trading system with streaming Level I data. Tradient is located in Chicago, Illinois. Primary sources of revenue for Tradient include software licensing and routing fees.

        QuantNova provides consulting, software development, electronic data processing, software architecture and engineering for Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of December 31, 2008 had six full-time employees and two contract employees.

2009 Initiatives

        In 2009, the Company's goals are to increase revenue growth through strategic initiatives involving marketing and sales operations, technology innovation and cost control, such as:

Pursue targeted segments:

•	Attract the most sophisticated traders by providing access to algorithmic trading, "black box" and non-click trading strategies;

•	Attract international active trading clients to the U.S. markets;

•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and

•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Broaden product offering:

•	Continually enhance the Tradient platforms and API;

•	Continue to broaden the set of platforms from which to choose;

•	Refine complex options strategy offerings across all trading platforms;

•	Explore foreign exchange trading offerings;

•	Grow the trading activity in international securities; and

•	Enhance prime brokerage capital introduction program.

Increase emphasis on sales and marketing:
•	Enhance the lead pipeline through increased web-based marketing and advertising programs targeted at highly active traders; and

•	Enable the sales team with increased tools and support.

Reduce costs to increase working capital:
•	Optimize order-flow costs;

•	Continue to align costs of routing with third-party platforms; and

•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

        Terra Nova, the Company's broker-dealer subsidiary, while reliant upon the Tradient platforms, continues to improve its ability to operate as a technology neutral clearing agent for different front-end trading platforms. Our control over the back office processes allows the firm to accommodate business opportunities which revolve around non-traditional front-end trading platforms. We offer three proprietary trading platforms, Tradient Pro, Tradient Plus, and Tradient Web, along with RealTick, a real-time, Level II cross-asset trading platform developed by Townsend Analytics. Another platform offered is Sterling Trader Pro, developed by Sterling Financial, a customizable direct access trading platform. We also accommodate alternative routing solutions including algorithmic trading with financial information eXchange ("FIX") protocol and application programming interface ("API") capability.

        The Company's capital structure was restructured and simplified significantly in 2008. In the second quarter of 2008, we redeemed all of our outstanding preferred stock in accordance with the terms of such preferred stock. The redemption of the preferred stock along with the payment of preferred dividends in arrears and repayment of convertible notes and bonds resulted in the Company eliminating approximately $1.8 million of legacy capital with an annual cost of 9.7%. We anticipate annualized savings of approximately $150,000 in interest and dividend expense as a result of these redemptions. During the time the stock repurchase program was in effect the Company repurchased over 1,720,909 shares of Company stock or 6.3% of shares outstanding at an average price of approximately $1.38 a share. The stock repurchase program expired in September 2008.

        The Company currently intends to continue to focus on improving its capital structure, technology and business processes. The Company will continue to increase its systems and backoffice clearing capacity for anticipated growth in the number of transactions and executions that it processes in the future. The firm will continue to invest resources in back office technology to lower operating costs.

        The Company anticipates that it will continue to increase the number of transactions and executions that it processes, but this growth may be offset by compression in the commission pricing environment. In an effort to mitigate any impact from lower pricing we intend to continue to invest resources in our back office technology to lower the man-hours required to manage our systems and processing costs.

        A slow down in the Company's business which began at the end of 2008 has continued into the first quarter of 2009 and is reflected in lower commission and fee revenue. The Company implemented a reduction in force in January 2009 based on these continuing adverse economic conditions and intends to continue to review our headcount throughout 2009. We also expect to continue to experience a large reduction in net interest income resulting from historically low federal funds rates, our base rate to determine client debit and credit rates and earning on our reserve deposits. As securities brokerage firms, including Terra Nova, rely on net interest income as a significant revenue source, it continues to impact our profitability and, therefore, we are incorporating cost saving measures to offset this declining revenue.

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

Goodwill

        Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to Terra Nova within the Brokerage Services Segment. The Company performed its annual impairment test of goodwill as of December 31, 2008 and determined that there was no impairment.

        During 2008, the financial services industry and securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity in the credit markets. Our stock price, consistent with stock prices in the broader financial services sector declined significantly during this period of time. During the fourth quarter of 2008, our market capitalization fell below tangible book value. The Company believes that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time when we test our goodwill for impairment. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets our Company may be adversely affected which could result in an impairment of goodwill in the future.

Capitalization of Software Development Costs

        In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86") internally generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities. Software development costs not qualifying for capitalization are recorded as product development expenses. Capitalized software development costs, including purchased software, if any, are amortized using the straight-line method over the estimated useful life of the software. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net carrying value to net realizable value of any products for which the net carrying value is in excess of net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by the estimated future costs of completing and disposing of that product, including the costs of completing in process development and client support. Under the guidance in SFAS 86, during the year ended December 31, 2008, the Company capitalized costs of $621,397 related to the Tradient platform software upgrade projects. These upgrades pertain to the firm's proprietary trading platforms which are being amortized over three years using the straight-line method. During 2007, we capitalized costs of $159,320 relating to a Tradient software enhancement which is being amortized over three years using the straight-line method.

        The Company records development costs for internally used software in accordance with AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internally used software includes software that is acquired, internally developed or modified to meet the Company's internal needs and the Company has no substantive plans to market the software externally. Application development and modifications resulting in additional functionality are capitalized. Costs associated with preliminary project stage where business requirements are defined, internal and external training costs and ongoing maintenance are expensed as incurred. Capitalization of appropriate costs occurs when the preliminary project stage is complete and management authorizes and commits to the completion of the project. Capitalization ceases when the project is ready for its intended use. As part of the acquisition of Terra Nova, the Company obtained significant software systems and processes which encompass their proprietary back office clearing system. The acquired software was valued at $1,500,000, and assigned a useful life of 10 years based on the significance, functionality, and longevity expected. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software. Under the guidance of SOP 98-1 during the year ended December 31, 2008 the Company capitalized costs of $116,564. During 2007, we capitalized costs of $383,348 relating to a telephone system upgrade of $166,370, $167,630 relating to two new co-locations data centers located in Chicago, Illinois and $49,348 relating to upgrading and enhancing our self-clearing software which are being amortized over five years using the straight-line method.

Intangibles

        The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008 the estimated life of the customer list declined from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated.

Share-Based Compensation

        As of December 31, 2008, the Company had two stock-based employee compensation plans which is described more fully in Note 13 to the accompanying consolidated financial statements. The Company accounts for share-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of income based on their grant date fair values over their requisite service period less estimated forfeitures.

Long-Lived Assets Including Definite Lived Intangible Assets

        Long-lived assets including definite lived intangible assets are reviewed on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.

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

Revenue Recognition

        Revenues primarily consist of commission and fees, interest income and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other revenue consists of account and transaction fees and is recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to clients. Interest income is primarily generated by interest charges to clients on margin balances and revenue from clients cash held and invested by Terra Nova as a clearing firm offset by interest paid to clients on their credit balances. Interest income and interest expense on brokerage accounts is recorded on an accrual basis as earned or incurred.

Results of Operations

        The following table below represents net revenues and total expenses from the consolidated statements of income for year ended December 31, 2008 compared to year ended December 31, 2007 including a presentation of percentage of net revenues. The financial information below is derived from the consolidated financial statements and related notes in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	% Net Revenues	2007	% Net Revenues
Commissions and fees	$31,869,752	85.9%	$34,452,151	79.6%

Interest income	5,314,233	14.3	13,971,377	32.3
Interest expense on brokerage accounts	1,075,883	2.9	6,407,478	14.8
Net interest income	4,238,350	11.4	7,563,899	17.5

Software fees, net	852,133	2.3	754,317	1.7
Other revenue	135,316	0.4	514,989	1.2
Net revenues	37,095,551	100.0	43,285,356	100.0

Commissions and clearing	10,227,524	27.6	12,916,474	29.8
Compensation and benefits	9,089,147	24.5	9,982,675	23.1
Software and market data	5,808,438	15.7	6,064,341	14.0
Advertising and promotional	929,126	2.5	642,124	1.5
Professional fees	2,815,477	7.6	2,138,896	4.9
Communications and information technology	864,638	2.3	814,432	1.9
Depreciation and amortization	2,307,628	6.2	1,519,190	3.5
Bad debt expense	3,604,685	9.7	-	-
Other general and administrative expenses	1,362,875	3.7	3,072,213	7.1
Total operating expenses	37,009,538	99.8	37,150,345	85.8

Operating income	86,013	0.2	6,135,011	14.2

Interest expense	-	-	(65,373)	(0.2)

Income before income taxes	86,013	0.2	6,069,638	14.0

Income tax benefit (provision)	277,734	0.7	(2,450,905)	(5.7)

Net income	$363,747	1.0%	$3,618,733	8.4%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The stock and commodities markets in 2008 has been one of the most volatile in years, with a dramatic decline of the stock market occurring in the latter half of 2008. From October 9, 2007 through November 20, 2008 the S&P 500 declined 52%, making it the third worst bear market since the 1929-32 crash.

        This volatility in 2008 has provided Terra Nova with higher volumes of stock, options and futures transactions by our clients which generated high commission and fee revenue during the third and fourth quarters of 2008. Total tickets were up 382,000 to 6.3 million in 2008 from 2007. Total equities share volume was up 496 million shares to 7.57 billion shares traded for the year ended December 31, 2008 compared to the year ended December 31, 2007. This was offset by a decrease of 11.9 million futures and options contracts executed in 2008 compared to 2007 from 24 million to 12.2 million contracts primarily from a loss of lower margin clients. Although overall tickets and equity volume were up in 2008, commissions and fees revenue was lower due to lower average commission rate per trade for 2008 compared to 2007. The Company anticipates continued abnormal stock market volatility resulting from investor uncertainty in the economy and tightened liquidity in the credit markets. Tighter credit markets have hindered the ability for individuals and businesses to get capital needed to finance business operations.

        The decline in the federal funds interest rates over the course of 2008 has reduced the Company's net interest income. We monitor the federal funds rate daily on invested client funds and adjust our client's credit and debit rates accordingly to maintain an acceptable spread. By managing the spread between debit rates earned and credit rates paid we have been able to increase our interest rate spread even though overall net interest income has declined from lower federal funds rates. We have also experienced a decline in both credit and debit client cash balances which also caused a decline in overall net interest income.

        As discussed in Note 6 of the accompanying consolidated financial statements the Company has risks associated with clients trading on margin. As the stock market experienced unprecedented stock market volatility in September 2008, the Company's internal risk management policy on margin requirements were increased on short options, concentrated positions and various marginable stocks to try to mitigate this systemic market risk. This was intended to guard against clients not meeting their margin requirements.

        In September, 2008 the Company experienced two incidents which had a material impact on the Company's profitability and Terra Nova's capital availability. As further discussed in Note 9 to the accompanying consolidated financial statements, the Company experienced two instances where clients conducted unusual trades that resulted in $3.6 million in bad debts losses to the Company. The Company has instituted preventative measures intended to avoid recurrence of the events which caused such losses in the future. Despite these losses Terra Nova continues to exceed all regulatory capital requirements.

        The first incident was unusual trading by an individual client resulting in a loss of approximately $2.8 million during the third quarter of 2008. Near the end of the trading day, the client initiated a large number of program orders in excess of the client's financial capacity. As a result of this activity, the client incurred losses of approximately $2.8 million. None of our other clients were affected. The application programming interface ("API") of one of our third-party trading software platforms, which allowed in this one instance the unusual trading, has been isolated and operational changes have been made which we believe will eliminate the possibility that any client in the future can execute trades in excess of their financial capacity with us. Moreover, the API software has been modified by our third-party software provider to permanently correct this issue. The API links applications directly to the third-party software platform which facilitates program trading. These modifications to the API did not affect the reliability of our proprietary or other third-party trading platforms or have any material impact on our other clients. We did, however, suspend the enrollment of new clients using this third party software provider's API until the modifications were completed. We have fully expensed the $2.8 million uncollectible account which is reflected under the category "Bad debt expense" on the accompanying consolidated financial statements for the year ended December 31, 2008.

        A second client generated a loss of approximately $1.3 million from trading in a margin account. In this instance, the client sold put options in a certain securities shortly before the market close on a Friday afternoon. The U.S. government took over ownership of the issuer of these securities prior to the market opening on the following Monday and therefore this client's investment resulted in a loss of $1.3 million. The Company was able to reach agreement with the client to recover $328,000 in cash and a promissory note for an additional $172,000 payable over seven years. The remaining amount of the loss of approximately $771,000 is recorded as "Bad debt expense" on the accompanying consolidated financial statements for the year ended December 31, 2008.

        Due to the highly competitive environment in which we operate we are continually looking for and creating new and innovative products which increase customer satisfaction along with providing software necessary for successful traders. This includes continual enhancing of our trading technology along with our back office clearing systems to keep up with the dynamic financial services industry environment in which we operate. This was highlighted by the upgrades to our proprietary Tradient trading platform including adding Version 6.7 and Version 6.8 with multiple functionality enhancements.

Our results for the year ended December 31, 2008 reflect the following important factors:

•	Net income for the year ended December 31, 2008 of $363,747 includes the following non-cash expenses among other non-cash items:

º	Depreciation expense on property and equipment of $376,162
º	Amortization expense on capitalized software of $561,320
º	Amortization expense on intangible assets of $1,370,146
º	Share-based compensation of $143,562

•	Decrease of 20% in number of tickets executed on third-party software trading platforms in 2008 compared to the same period in 2007. This resulted in an increase in the number of tickets executed on the Tradient platform by 215% in 2008 compared to 2007 which reduced overall transaction execution costs.

•	Increased the number of Tradient trading platform users 36% to nearly 2,700 users during the year ended December 31, 2008 which reduced software platform costs to the Company and clients. Also the number of Tradient platform users increased 140% from 813 users during the year ended December 31, 2007.

•	Posted average revenue per employee of approximately $395,000 based on ninety-four full-time employees as of December 31, 2008 compared to $455,000 based on ninety-five full-time employees as of December 31, 2007. Revenue per employee was down from 2008 compared to 2007 as a result of lower overall revenue resulting from reduced average commission rates and declining net interest income.

•	Net interest income was down $3.3 million to $4.2 million for the year ended December 31, 2008 compared to $7.6 million for the same period in 2007 but net interest margin, defined as net interest income divided into interest income, increased to 79% in 2008 from 54% in 2007 due to effective interest spread management of rates earned on customer margin balances and customer reserve deposits versus rates paid on customer credit balances.

•	Repurchased 1,048,615 shares under the common stock repurchase program during 2008 for approximately $1.31 million reducing outstanding shares to 25.5 million. In 2007, we repurchased 672,294 shares for approximately $1 million reducing outstanding shares to 26.5 million.

•	Redeemed all outstanding preferred stock with a liquidation value of $781,100 and paid all accumulated dividends in arrears on all series of preferred stock of $50,063 during the year ended December 31, 2008. In 2007, The Board of Directors declared all accumulated dividends payable on all series of Preferred Stock to holders of record on September 28, 2007. During 2007, the amount paid in arrears was $374,397.

•	Earned recognition in Barron's 2008 Online Broker Survey in March 2008 as one of the best choices for active traders. The firm was awarded a four star rating; ranked among the top three low cost brokers for active traders; and received a score of 4.6 for "trade experience," compared to the top score given of 4.7. Was also named "Emerging Broker of the Year" for the second consecutive year at Opal Financial Group's 2008 Emerging Manager Summit on May 16, 2008.

•	Released Tradient software Version 6.7 and Version 6.8 to the proprietary trading platform, including multiple functionality enhancements, during 2008.

Revenues

Commissions and fees

        The Company's commissions and fees revenue is dependent on the overall trading activity in the United States equity, futures and options markets. Commission revenue consists of executing NYSE and NASDAQ listed securities and OTC securities along with exchange listed options transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenues are recorded on transactions on a settlement date basis. The fee revenue is generated from clients accessing market data through proprietary software platforms and various account maintenance fees.

        Commissions and fees decreased from $34.5 million in 2007 to $31.9 million in 2008-a decrease of 7.5% due primarily from lower average commission rates which offset higher trading activity in 2008.

        The total tickets were up 382,000 to 6.3 million in 2008 from 2007. Total equities share volume was up 496 million shares traded to 7.57 billion shares for the year ended December 31, 2008 compared to the year ended December 31, 2007 offset by a decrease of 11.9 million futures and options contracts executed in 2008 compared to 2007 to 12.2 million. Although overall tickets and equity volume were up in 2008, commissions and fees revenue was lower due to lower average commission rate per trade in 2008 compared to 2007.

Net interest income

        As a self-clearing broker-dealer the Company receives interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $13.8 million in 2007 to $5.3 million in 2008. Interest income was impacted both by a decline in client debit and credit cash balances and lower federal fund rates. The interest earned on segregated cash balances was also impacted by the lower federal funds rate.

        During 2008 the Federal Reserve Open Market Committee lowered the federal funds rate 75 basis points on January 22; 50 basis points on January 30; 75 basis points on March 18; 25 basis points on April 30; 50 basis points on October 8; 50 basis points on October 29; and, on December 16 reduced federal funds rate to a range of 0% to 25 basis points, which totaled a reduction of 400 basis points during 2008. For 2007, the federal funds rate declined 50 basis points on September 18; 25 basis points on October 31; and, 25 basis points on December 11, which totaled a reduction of 100 basis points in 2007 to 4.25%. All client credit and margin debit rates are based off the federal funds rate. The Company also borrows securities resulting from clients who have short securities and receives interest from broker-dealers who have collateralized with cash in return for borrowing the securities.

        Interest expense on brokerage accounts decreased $5.3 million to $1.1million during 2008 from 2007-a decrease of 83.2%. As a self-clearing broker-dealer the Company pays interest to clients on cash credit balances as well as interest to banks for short-term client related loans.

        Net interest income was down $3.3 million to $4.2 million for 2008 from $7.5 milion in 2007 but net interest margin, defined as net interest income divided into interest income, increased 25% to 79% from effective interest spread management of rates earned on customer margin balances and reserve deposits versus rates paid on customer credit balances. The Company increased its efforts in 2008 to diversify the financial institutions for its customer reserve deposits and increase our return on those deposits.

Software fees, net

        Net software fees are generated from software subscription fees and ticket execution charges on trading activities. Net software fees increased 13% to $852,000 in 2008 from $754,000 in 2007. The increase in net software fees was due to a 36% increase in new users during 2008 compared to 2007 on the Tradient Pro, Tradient Plus, and Tradient Web proprietary trading platforms.

Expenses

Commissions and clearing

        A percentage of the commissions the Company earns are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. The Company has access to multiple Electronic Communication Networks ("ECNs") and other execution venues and the Company pays a fee (or rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. The Company is a member of multiple exchange and regulatory organizations and must pay them fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant and the Company pays execution fees associated with those futures transactions.

        Commissions and clearing expense decreased from $12.9 million in 2007 to $10.2 million in 2008-a decrease of 20.8%. For year ended December 31, 2008 the majority of the decline was attributable to less commissions paid to registered representatives. The Company continues to see a decline in expenses related to registered representatives as the Company's is less reliant on registered representatives for generating revenue.

Compensation and benefits

        Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits decreased $894,000 to $9.1 million in 2008-a decrease of 9%. Overall compensation declined in 2008 compared to 2007 due primarily to lower bonuses paid in 2008. The overall number of full-time employees was ninety-four as of December 31, 2008 compared to ninety-five as of December 31, 2007 though the staff has since been reduced through a reduction in force in January 2009. This includes our foreign subsidiary QuantNova which has six full-time employees and two contract employees at the end of 2008 and three employees at the end of 2007. The amount of employee wages and benefits capitalized as software development costs was $738,000 in 2008 and $543,000 in 2007 for upgrades pertaining to the firm's proprietary trading platforms are being amortized over three to five years using the straight-line method. (See Note 14).

Software and market data

        The software and market data expense consists of payments to third-parties for data and trading platform access for the Company's clients and is a variable cost based on the number of clients, licenses and routing execution services. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. Software and market data expenses decreased $256,000 from $6.1 million in 2007 to $5.8 million in 2008- a decrease of 4.2%.

        The majority of the decrease in software and market data expense for the year ended December 31, 2008 compared to 2007 was due to decrease costs associated with our proprietary Tradient platform. This was offset by an increase in variable routing fees associated with a revised RealTick Software License Agreement entered into in February 2008 between the Company and Townsend Analytics. Terra Nova had many of its clients convert to its proprietary Tradient trading platform in 2008 presumably because of lower cost balanced with customer trading software needs. As the financial results from the year ended December 31, 2008 indicate these conversions resulted in reduced routing execution costs in 2008. There were 215% more trades executed on our proprietary lower cost Tradient platform in 2008 compared to 2007 which enabled an overall reduction in routing and execution costs.

Advertising and promotional

        Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses increased from $642,000 in 2007 to $929,000 in 2008-an increase of 44.7%. The Company increased its advertising and promotional expenses for targeting new clients for revenue growth initiatives during 2008 and expects to continue these efforts during 2009.

Professional fees

        Professional fees relate to legal and consulting fees incurred for such things as the Company's defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees increased from $2.1million in 2007 to $2.8 million in 2008-an increase of 31.6%. In 2008, $2.8 million in professional fees include approximately $300,000 for audit fees, $1.3 million in litigation and legal expenses, and $1 million in information, technology and administrative consulting. The legal expenses were primarily associated with reincorporating the Parent in Illinois from Texas, reincorporating Tradient in Illinois from Texas, securities filings and various litigation defense and settlement costs. These increased legal fees were offset in part by $140,000 legal accrual reversal due to an anticipated fine which was not levied.

Communications and information technology

        Communications and information technology expenses increased from $814,000 in 2007 to $864,000 in 2008-an increase of 6.2%. As technology continues to play a major role in daily operations, the Company incurs expenses associated with multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider, the Company maintains two co-location data centers in Chicago, Illinois. The firm continues to transfer services from third-party providers to internally based solutions and is enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third-party providers. The Company is continually investing in its technology and infrastructure systems including hardware and software upgrades and disaster recovery systems to enhance reliability, redundancy and efficiency.

Depreciation and amortization

        Depreciation and amortization expenses increased from $1.5 million in 2007 to $2.3 million in 2008-an increase of 51.9%. Intangible assets were comprised of the acquired customer list and trade name of $4.7 million and $1.8 million, respectively. During 2007, the acquired intangibles of $6,578,000 were being amortized on a straight-line basis over their estimated useful lives of ten years. During the first quarter of 2008 the estimated life of the customer list was reduced from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated. The shorter useful life caused an acceleration of amortization expense which generated an increase in amortization expense of $712,000 in 2008 compared to 2007.

Bad debt expense

        Bad debt expense increased from zero in 2007 to $3.6 million in 2008. The bad debt expense increase resulted from two isolated customer trading losses. (See Note 9 to the accompanying consolidated financial statements).

Other general and administrative expenses

        Other general and administrative expenses decreased from $3.1 million in 2007 to $1.4 million in 2008-a decrease of 55.6%. The general and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation and miscellaneous expenses incurred by the Company. During 2008, there was a gain from the reversal of liabilities for which the statute of limitations expired totaling approximately $843,000 (See Note 10 to the accompanying consolidated financial statements) and a reduction of $800,000 for payments paid to a third-party for use of their phone and IT systems. In addition, we had a $334,000 gain on the sale of a seat on the Boston Stock Exchange during 2008 offset by $170,000 in franchise taxes. In the fourth quarter of 2008 we sold RushTrade Securities, Inc., a wholly-owned subsidiary, for a $50,000 gain which was offset by a full writedown of $150,000 in an investment in a third-party research company.

Income tax benefit (provision)

        The income tax benefit in 2008 of $277,734 consists of $62,865 current income tax benefit and $214,869 deferred income tax benefit. The 2008 income tax benefit includes a benefit of $196,475 resulting from amendment to prior filed state tax returns in order to file on a unitary basis in the State of Illinois and a benefit of $144,580 as a result of overpayment of state taxes in prior years offset by a federal tax expense of $208,224 for additional federal taxes due for 2007.

        At December 31, 2008, the Company has an income tax receivables balance of $1,446,264 which represents an overpayment in estimated federal and state tax payments for 2008 of $1.1 million, $196,000 State of Illinois refunds from amendments to filing on a unitary basis, and $123,000 State of Illinois for outstanding refunds receivable from prior years' returns.

        The income tax provision for the year ended December 31, 2007 was $2.5 million. The Company's 2007 income tax provision of $2.5 million consisted of $1.9 million current tax expense and $500,000 deferred tax expense. The $500,000 deferred tax expense was the result of the utilization of the Company's NOL and a reduction in the Company's net deferred tax asset. Actual income taxes that were paid in cash in 2007 were $1.3 million.

Liquidity and Capital Resources

        The broker-dealer subsidiaries are subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements, as a self-clearing broker-dealer, the Company is required to deposit funds with clearing organizations, such as DTCC and OCC, which may be large in relation to the Company's total liquid assets and may vary significantly based on client trading activity. At the present, the Company believes it has sufficient capital on hand to meet all such capital requirements. These capital requirements are subject to change from time to time. Unforeseen increases in regulatory capital requirements may impact the Company's growth and operational plans depending on the amount of the increase.

Cash and cash equivalents

        As reflected on the accompanying consolidated statements of cash flows, cash and cash equivalents are unchanged at $7.9 million at December 31, 2008 compared to December 31, 2007. Cash flow from operations was $13.9 million for the twelve months ended December 31, 2008 which included net income of $363,747. Adjustments to reconcile net income to net cash provided by income included depreciation and amortization totaling $2.3 million and stock-based compensation of $143,000. This was offset by gains totaling $1.5 million including: reversal of liabilities for which the statute of limitations expired totaling approximately $843,000 (See Note 10 to the accompanying consolidated financial statements); $325,000 on the sale of a seat on the Boston Stock Exchange; reduction in deferred income taxes of $214,869; and $140,000 legal accrual reversal due to an anticipated fine which was not levied. Combined customer segregated cash, related customer receivable balances, and customer related payable balances increased cash flow from operations by $2.9 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers and clearing organizations primarily represent open transactions which typically settle or may be closed out within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which were approximately $152 million at December 31, 2008.

        Cash and cash equivalents were $7.9 million at December 31, 2007. Cash flow from operations was $13.5 million for twelve months ended December 31, 2007. We generated net income for twelve months ended December 31, 2007 of $3.6 million. This amount was adjusted for non-cash expenses including depreciation and amortization totaling $1.5 million and stock-based compensation of $94,196. Some of the larger changes included a decrease in receivables from customers of $9.7 million, a decrease in segregated cash of $12.5 million, a decrease in receivables from brokers, dealers, and clearing organizations of $30.5 million, and a decrease in payables to customers of $44.1 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers, and clearing organizations primarily represent open transactions which typically settle or may be closed out, within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts, which were approximately $194.5 million at December 31, 2007.

        Cash flow used in investing activities for year ended December 31, 2008 was $908,000 due to the purchase of property and equipment of $504,000 and $738,000 of capitalized software development costs offset by the proceeds from the sale of an exchange seat of $334,000.

        In 2007, cash flow used in investing activities was $1.5 million, due to the purchase of property and equipment of $971,000 and $543,000 of capitalized software development costs.

        Cash flow used in financing activities during the year ended December 31, 2008 was $13 million due to a net payment on the Company's line of credit of $10.8 million, $1.3 million for the common stock repurchase program, payment of preferred dividends of $50,063, and redemption of the all outstanding preferred stock for $781,100.

        Cash flow used in financing activities during the year ended December 31, 2007 was $9.8 million due to a net decrease in our line of credit of $7.8 million, $1 million for the common stock repurchase program, $630,000 used to retire convertible bonds and notes payable, and payment of preferred dividends of $374,000.

        During 2008, the Company initiated a sweep account in which it deposits excess operating bank balances overnight into a money market account. In the third quarter of 2008 a few money market funds experienced a rare situation referred to as "breaking the buck", which left investors unlikely to get back all the cash they put in because the money market fund failed to maintain assets of at least $1 for every dollar invested, resulting in a loss of principal. The Company did not experience any loss of principal as a result of money market fund investments. The Company reviews all money market funds in which it invests to ensure, to the extent possible, that the Company's funds were not at risk.

Cash segregated in compliance with federal regulations

        Cash segregated in compliance with federal regulations was $144.2 million at December 31, 2007 versus $141.2 million at December 31, 2008. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. The Company is required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

        The cash segregated in compliance with federal regulations had historically been in a special reserve account at one banking institution invested in an interest bearing cash account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. Due to the continuing banking crisis the Company in 2008 now maintains special reserve accounts with multiple qualified banking institutions to mitigate credit risk. The Company has taken measures to diversify the banks in which it maintains customer and corporate accounts and monitors their bank performance ratios on a regular basis to help mitigate insolvency risk. All banks in which Terra Nova maintains customer and corporate deposits are "Well Capitalized" in accordance with the FDIC's Regulatory "Prompt Corrective Action" risk capital rating system. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These changes are in full compliance with all regulatory requirements while providing customer protection of their funds held with the Company.

Line of Credit

        Terra Nova maintained a secured credit line used to facilitate its self-clearing broker-dealer operations. In January, 2009, the Company has diversified its bank relationships to pursue additional credit lines and deposit account to facilitate future growth and mitigate credit risk. The rates on the lines of credit are determined daily by the banks and are based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. At December 31, 2008, we did not have any outstanding balance drawn on our credit line.

Liquidity

        To the extent that opportunities are presented the Company may need to raise additional capital or issue additional equity. Alternatives include, but are not limited to subordinated debt, term loans, and collateralized bank loans with multiple banking institutions, but the current credit environment makes it difficult to raise capital through these means. The tighter credit market has made it more difficult for the Company to obtain capital for short-term financing of the Company's self-clearing operations and customer margin lending.

Off-Balance Sheet Arrangements

        In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to credit risk in the event that broker-dealer clients are unable to fulfill their contractual obligations. Many client accounts are margin accounts in which the Company, in effect, loans money to clients. In margin transactions, the Company may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal risk management policies. In all cases, such transactions may expose the Company to significant off-balance sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations, Terra Nova would be required to purchase or sell financial instruments at prevailing market prices to fulfill the clients' obligations.

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

        The Company is subject to various forms of credit risk and those risks could have a material adverse effect on our financial situation. See also Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2008 for a more detailed discussion of risks associated with these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements and notes thereto are set forth on pages F-2 through F-26 are filed as part of this Annual Report on Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        We have no disagreements with our independent registered public accounting firm on any matter of accounting principles or with any financial statement disclosures.

Item 9A(T). Controls and Procedures

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

        The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-K.

        Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of the end of the period covered in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in internal controls over financial reporting during 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, except as previously reported in the Company's Annual Report on Form 10-K.

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

        Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

        Based on our assessment under the framework in Internal Control - Integrated Framework, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2008.

        This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information required under Item 10 of the Annual Report on Form 10-K is incorporated by reference herein from the discussion under the headings "Management," "Election of Directors - Directors of the Company," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board Structure and Composition - Committees of the Board" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

        We have a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of our directors, officers and employees and those of our subsidiaries. The Code of Business Conduct and Ethics is posted on our website at www.TNFG.com on the Corporate Governance section. We will post on our website any amendments to or waivers of the Code of Business Conduct and Ethics for executive officers or directors in accordance with applicable laws and regulations.

Item 11. Executive Compensation

        The information required by Item 11 of the Annual Report on Form 10-K is incorporated by reference herein from the discussions under the headings "Compensation of the Board," and "Executive Compensation" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 12 of the Annual Report on Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Equity Compensation Plan

The following table sets forth the Company's employee equity compensation plans information at December 31, 2008:

	(a)	(b)	(c)
Equity Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,616,774	$2.42	1,308,979

Equity compensation plans not approved by security holders	-	-	-
Total	3,616,774	$2.42	1,308,979

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of the Annual Report on Form 10-K is incorporated by reference herein from the discussions under the headings "Certain Relationships and Related Transactions" and "Board Structure and Composition and Director Independence" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 of the Annual Report on Form 10-K is incorporated by reference herein from the discussions under the headings "Principal Accountant Fees and Services" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

(a)(2) Financial Statement Schedules

        Not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(a)(3) Exhibits.

EXHIBITS INDEX

Exhibit No.	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Reincorporation Agreement and Plan of Merger, between Terra Nova Financial Group, Inc. and Terra Nova Newco, Inc. entered into as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current report on Form 8-K dated June 24, 2008).

Articles of Incorporation and By-Laws.

3.1	Amended Restated Articles of Incorporation of Terra Nova Newco, Inc., dated June 9, 2008 (incorporated herein by reference to exhibit 99.1 of Terra Nova Financial Group, Inc., Current report on Form 8-K dated June 9, 2008 filed with the SEC on June 10, 2008).

3.2	Bylaws of Terra Nova Financial Group, Inc., as amended (incorporated herein by reference to Exhibit 99.2 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated June 9, 2008 filed with the SEC on June 10, 2008).

Material Contracts.

10.1	Services Agreement, dated as of February 12, 2008, by and between Terra Nova Financial Group, Inc. and Bonanza Fund Management, Inc. (incorporated herein by reference to Exhibit 10.4 of Terra Nova Financial Group Inc.'s Annual Report on Form 10-KSB filed with the SEC on April 8, 2008).

10.2*	Amendment No. 1 to 2005 Long-Term Equity Incentive Plan of Terra Nova Financial Group, Inc. (incorporated herein by reference to Exhibit 4.3 of Terra Nova Financial Group, Inc's Registration Statement on Form S-8 filed with the SEC on November 28, 2007).

10.3	License Agreement, between Townsend Analytics, Ltd. and Terra Nova Financial, LLC entered into as of February 1, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current report on Form 8-K dated March 20, 2008).

10.4	Letter Agreement between Solomon Edwards Group, LLC and Terra Nova Financial Group, Inc. entered into as of May 23, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current report on Form 8-K dated May 29, 2008).

10.5	Membership Interest Purchase Agreement, dated as of March 30, 2006, by and between Rush Financial Technologies, Inc. and TAL Financial Services, LLC (incorporated herein by reference to Exhibit 2.6 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.6	Securities Purchase Agreement, dated as of March 16, 2006, by and between Rush Financial Technologies, Inc. and each purchaser party thereto (incorporated herein by reference to Exhibit 10.23 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.7*	Resignation Agreement and Mutual Release, effective December 26, 2007, between Terra Nova Financial Group, Inc. and M. Patricia Kane (incorporated herein by reference to Exhibit 10.3 of Terra Nova Financial Group, Inc.'s Annual Report on Form 10-K dated December 31, 2007 and filed with the SEC on April 8, 2008).

10.8*	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 of Terra Nova Financial Group, Inc.'s Annual Report on Form 10-K dated December 31, 2007 and filed with the SEC on April 8, 2008).

10.9*	2005 Long-Term Equity Incentive Plan of Rush Financial Technologies, Inc. entered into as of June 15, 2005 (incorporated herein by reference to Exhibit B of Rush Financial Technologies, Inc. Proxy Statement on Schedule 14A, filed with the SEC on May 12, 2005).

10.10*	Amendment No. 1 to 2005 Long-Term Equity Incentive Plan of Terra Nova Financial Group, Inc. (incorporated herein by reference to Exhibit 4.3 of Terra Nova Financial Group, Inc's Registration Statement on Form S-8 filed with the SEC on November 28, 2007).

10.11*	2006 Warrant Incentive Plan of Rush Financial Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 of Rush Financial Technologies, Inc. Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.12	Registration Rights Agreement is made and entered into as of March 15, 2006, among Rush Financial Technologies, Inc., a Texas corporation ,and the purchasers signatory, thereto (incorporated herein by reference to Exhibit 10.24 of Rush Financial Technologies, Inc. Registration Statement on Form SB-2/A filed with the SEC on December 27, 2006).

21.1	Subsidiaries of Registrant.

23.1	Consent of KBA Group LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Terra Nova Financial Group, Inc.

*Management contract or compensatory plan or arrangement.

(b) Exhibits. See attached Exhibits Index in this Part IV, Item 15(a)(3) above.

(c) None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TERRA NOVA FINANCIAL GROUP, INC.

By:	/s/ Michael G. Nolan
Name:	Michael G. Nolan
Title:	Chief Executive Officer

By:	/s/ Jonathan J. Walsh
Name:	Jonathan J. Walsh
Title:	Chief Financial Officer

Date: March 30, 2009

        Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

/s/ Michael G. Nolan	Chief Executive Officer	March 30, 2009
Michael G. Nolan	(Principal Executive Officer)

/s/ Jonathan J. Walsh	Chief Financial Officer	March 30, 2009
Jonathan J. Walsh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bernay Box	Chairman of the Board	March 30, 2009
Bernay Box

/s/ Charles B. Brewer	Director	March 30, 2009
Charles B. Brewer

/s/ Russell N. Crawford	Director	March 30, 2009
Russell N. Crawford

/s/ Gayle C.Tinsley	Director	March 30, 2009
Gayle C. Tinsley

/s/ Murrey Wanstrath	Director	March 30, 2009
Murrey Wanstrath

/s/ Stephen B. Watson	Director	March 30, 2009
Stephen B. Watson

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Terra Nova Financial Group, Inc:

        We have audited the accompanying consolidated balance sheets of Terra Nova Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP

Dallas, Texas
March 30, 2009

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$7,889,553	$7,937,880
Cash segregated in compliance with federal regulations	141,159,364	144,225,499
Receivables from brokers, dealers and clearing organizations	13,568,459	24,902,262
Receivables from customers and non-customers, net	4,858,360	47,261,886
Property and equipment, net	1,221,066	1,150,312
Capitalized software development costs, net	2,060,015	1,883,375
Intangible assets, net	4,111,514	5,481,660
Income tax receivables	1,446,264	-
Goodwill	7,501,408	7,501,408
Deferred income taxes, net	1,784,761	1,569,892
Other assets	1,346,764	1,309,190
Total assets	$186,947,528	$243,223,364

LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit	$-	$10,848,000
Payables to brokers, dealers and clearing organizations	913,621	694,148
Payables to customers and non-customers	151,970,566	194,493,946
Accounts payable and accrued expenses	2,525,692	3,407,832
Accrued preferred stock dividends	-	29,950
Income tax liability	-	592,918
Total liabilities	155,409,879	210,066,794

Commitments and contingencies

Shareholders' equity
Preferred stock - $10 par value; 5,000,000 shares authorized
Preferred stock - cumulative; $10 par value; 38,792 shares authorized; none issued and outstanding at December 31, 2008 and 14,350 shares issued and outstanding at December 31, 2007	-	143,500
Preferred stock - convertible cumulative; $10 par value; 835,000 shares authorized; none issued and outstanding at December 31, 2008 and 49,480 shares issued and outstanding at December 31, 2007	-	494,800
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and outstanding at December 31, 2008 and 26,531,557 shares issued and outstanding at December 31, 2007	254,829	265,316
Additional paid-in capital	52,005,418	53,339,299
Accumulated deficit	(20,722,598)	(21,086,345)
Total shareholders' equity	31,537,649	33,156,570
Total liabilities and shareholders' equity	$186,947,528	$243,223,364

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007
REVENUES
Commissions and fees	$31,869,752	$34,452,151

Interest income	5,314,233	13,971,377
Interest expense on brokerage accounts	1,075,883	6,407,478
Net interest income	4,238,350	7,563,899

Software fees, net	852,133	754,317
Other revenue	135,316	514,989

Net revenues	37,095,551	43,285,356

OPERATING EXPENSES
Commissions and clearing	10,227,524	12,916,474
Compensation and benefits	9,089,147	9,982,675
Software and market data	5,808,438	6,064,341
Advertising and promotional	929,126	642,124
Professional fees	2,815,477	2,138,896
Communications and information technology	864,638	814,432
Depreciation and amortization	2,307,628	1,519,190
Bad debt expense	3,604,685	-
Other general and administrative expenses	1,362,875	3,072,213

Total operating expenses	37,009,538	37,150,345

Operating income	86,013	6,135,011

Interest expense	-	(65,373)

Income before income taxes	86,013	6,069,638

Income tax benefit (provision)	277,734	(2,450,905)

Net income	363,747	3,618,733

Dividends on preferred stock	(20,113)	(145,827)

Net income attributable to common shareholders	$343,634	$3,472,906

Net income per common share:
Basic	$0.01	$0.13

Diluted	$0.01	$0.13

Weighted average common shares outstanding:
Basic	25,860,874	27,124,661

Diluted	25,860,874	27,521,696

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2008 and 2007

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	$635,430	27,184,294	$271,843	$54,404,134	$(24,705,078)	$30,606,329
Preferred stock dividends	-	-	-	(145,827)	-	(145,827)
Preferred stock adjustment	2,870	-	-	(2,870)	-	-
Stock options exercised	-	17,510	175	14,074	-	14,249
Common stock issued as director fees	-	1,957	20	3,987	-	4,007
Common stock adjustment for reverse split	-	90	-	-	-	-
Repurchase and retirement of common stock	-	(672,294)	(6,722)	(1,033,888)	-	(1,040,610)
Share-based compensation	-	-	-	90,189	-	90,189
Other	-	-	-	9,500	-	9,500
Net income	-	-	-	-	3,618,733	3,618,733
Balance at December 31, 2007	638,300	26,531,557	265,316	53,339,299	(21,086,345)	33,156,570

Preferred stock dividends	-	-	-	(20,113)	-	(20,113)
Preferred stock redeemed	(638,300)	-	-	(142,800)	-	(781,100)
Repurchase and retirement of common stock	-	(1,048,615)	(10,487)	(1,305,030)	-	(1,315,517)
Share-based compensation	-	-	-	143,562	-	143,562
Other	-	-	-	(9,500)	-	(9,500)
Net income	-	-	-	-	363,747	363,747
Balance at December 31, 2008	$-	25,482,942	$254,829	$52,005,418	$(20,722,598)	$31,537,649

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$363,747	$3,618,733
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	143,562	94,196
Depreciation and amortization	2,307,628	1,519,190
Impairment of intangible asset	-	69,500
Amortization of debt discount	-	8,853
Gain on sale of seat on exchange	(324,858)	-
Gain on settlement of liabilities	-	(70,661)
Deferred income taxes	(214,869)	512,180
Reversal of legal reserve	(140,000)	-
Gain on extinguishment of liabilities	(843,711)	-
Loss on write-off of assets	207,028	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	3,066,135	12,525,525
Receivables from brokers, dealers and clearing organizations	11,333,803	30,495,009
Receivables from customers and non-customers	42,403,526	9,707,663
Income tax receivables	(1,446,264)	-
Other assets	(206,573)	384,202
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	219,473	(217,113)
Payables to customers and non-customers	(42,523,380)	(44,129,046)
Accounts payable and accrued expenses	101,571	(1,595,518)
Income tax liability	(592,918)	592,918

Net cash provided by operating activities	13,853,900	13,515,631

INVESTING ACTIVITIES
Proceeds from sale of seat on exchange	334,358	-
Seat purchase	-	9,500
Purchases of property and equipment	(503,945)	(970,638)
Capitalization of software development costs	(737,960)	(542,668)

Net cash used in investing activities	(907,547)	(1,503,806)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	-	14,249
Repurchase and retirement of common stock	(1,315,517)	(1,040,610)
Preferred dividends paid	(50,063)	(374,397)
Payment of convertible notes payable to related parties	-	(133,333)
Payment of convertible notes payable	-	(166,667)
Payment of convertible bonds payable (including $110,000 to related parties)	-	(330,000)
Redemption of preferred stock	(781,100)	-
Net payments on line of credit	(10,848,000)	(7,777,000)
Net cash used in financing activities	(12,994,680)	(9,807,758)
Net (decrease) increase in cash and cash equivalents	(48,327)	2,204,067
Cash and cash equivalents at beginning of year	7,937,880	5,733,813
Cash and cash equivalents at end of year	$7,889,553	$7,937,880

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,075,883	$6,407,478

Cash paid for income taxes	$1,933,316	$1,345,807

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years Ended December 31,
	2008	2007
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued	$20,113	$145,827

See accompanying notes to consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries

Notes To Consolidated Financial Statements December 31, 2008 and 2007

Note 1 - Nature of Operations and Basis of Presentation

           Terra Nova Financial Group, Inc. (the "Parent" or the "Company") is a holding company that operates through three primary subsidiaries: Terra Nova Financial, LLC, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers; Tradient Technologies, Inc., a financial technology development business which provides proprietary applications for electronic trade execution, order routing and clearing; and SC QuantNova Research SRL, based in Bucharest, Romania, which provides software development, architecture and engineering for Tradient and back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

           On June 20, 2008 the Parent changed its state of incorporation from Texas to Illinois. Other than the change in corporate domicile, this reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Parent, nor did it result in any change in location of the Parent's employees, including the Parent's management. Furthermore, the Parent's common stock will continue to trade on the OTC Bulletin Board under ticker symbol "TNFG" and there is no change in the Parent's CUSIP number.

           Terra Nova, a specialized financial services firm focused on supporting trading professionals and a wholly-owned subsidiary of the Parent, was acquired on May 17, 2006. Terra Nova is registered with the following exchanges, registered clearing agencies, and regulatory organizations:

•	Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority ("FINRA") as a broker-dealer
•	Securities Investor Protection Corporation
•	National Futures Association ("NFA") as a futures commission merchant
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation
•	Chicago Stock Exchange
•	CBOE Stock Exchange
•	Boston Options Exchange
•	International Securities Exchange
•	National Stock Exchange
•	NYSE Arca Options
•	NYSE Arca Equities
•	NYSE Alternext US
•	NYSE Euronext
•	NASDAQ OMX Group, Inc.
•	NASDAQ OMX PHLX

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

           SC QuantNova Research SRL ("QuantNova"), a wholly-owned subsidiary of the Parent, provides consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of December 31, 2008 has six full-time employees and two contract employees.

           The Parent also maintains the following wholly-owned subsidiaries:

•	Market Wise Stock Trading School, LLC ("MW School"), provides analysis tools to individuals and entities
•	Market Wise Securities, LLC ("MW Securities"), inactive FINRA broker-dealer

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

           The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries (collectively, the "Company," "we," "us" or "our"). All significant intercompany transactions have been eliminated in consolidation.

(b) Fair Value of Financial Instruments

           The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, cash segregated in compliance with federal regulations, receivables from brokers, dealers and clearing organizations, receivables from customers and non-customers, payables to brokers, dealers and clearing organizations, payables to customers and non-customers and accounts payable and accrued expenses approximate their fair value due to their short term nature.

(c) Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

(d) Foreign Currency Translation

           The local currency of the Company's foreign operations, QuantNova, is considered to be its functional currency. Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using average rates in effect during the year, with the resulting adjustments included as a component of stockholders' equity and are considered to be a component of other comprehensive income (loss), if material. The foreign currency adjustment for the year ended December 31, 2008 and 2007 was immaterial.

(e) Cash and Cash Equivalents

           The Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents consists primarily of cash held in liquid commercial bank accounts or clearing organization accounts paying a "money market" rate of interest. The Company also has a sweep account which deposits excess operating bank balances overnight into a money market account.

(f) Cash Segregated in Compliance with Federal Regulations

           Cash segregated in compliance with federal regulations is in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. We maintain special reserve accounts with multiple qualified banking institutions to mitigate credit risk. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These special reserve accounts are in full compliance with all regulatory requirements.

(g) Long-Lived Assets Including Definite Lived Intangible Assets

           Long-lived assets including definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.

(h) Receivables from Brokers, Dealers and Clearing Organizations

           Receivables from brokers, dealers and clearing organizations consist primarily of securities borrowed, commissions receivable, securities related to the clearance of transactions and deposits with clearing organizations. Transactions involving borrowed securities require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various third-party clearing brokers for institutional, prime brokerage, equity and option clearing business and fully-disclosed futures business.

(i) Receivables from Customers and Non-Customers

           Receivables from customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal

Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company has an allowance for potential credit losses based upon its assessment of specifically identified unsecured receivables and other factors. At December 31, 2008 and 2007, allowance for doubtful accounts totaled $15,000 and $100,000, respectively.

(j) Payables to Customers and Non-Customers

           Customers funds are maintained in customer segregated accounts and relate to item (f) discussed above. Payables to customers are free credit balances on deposit with the Company related to its self-clearing business which, are subject to Rule 15c3-3 of the Securities Exchange Act of 1934. The customer funds have been segregated in special reserve accounts earning interest. This payable to customers does not include customer securities positions as customer owned securities represent an off-balance sheet item.

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

(k) Revenue Recognition

           Revenues primarily consist of commission and fees, interest income and software related licensing fees. Commission revenue and related expenses on securities transactions are recorded on a settlement date basis. Other revenue consists of account and transaction fees and is recorded on a settlement date basis as security transactions occur. Software fees are charges for the use of the Company's software execution platform. Revenues from software fees are recognized on a monthly basis as services are provided to clients. Interest income is primarily generated by charges to clients on margin balances and revenue from client cash held and invested by Terra Nova as a clearing firm offset by interest paid to clients on their credit balances. Interest income and brokerage interest expense are recorded on an accrual basis as earned or incurred.

(l) Goodwill

           Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill at December 31, 2008 and 2007 of $7,501,408 was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Brokerages Services Segment. The Company performed its annual impairment test of goodwill at December 31, 2008 and December 31, 2007 and determined that there was no impairment. During 2007, the Company determined that as a result of the May 2006 acquisition, it was more-likely-than not that the Company would realize a portion of its deferred tax asset relating to its net operating loss carryforward. Accordingly, the Company reduced the valuation allowance on its net deferred tax asset by $2,082,072 with an offsetting reduction to goodwill.

           During 2008, the financial services industry and securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity in the credit markets. Our stock price, consistent with stock prices in the broader financial services sector declined significantly during this period of time. During the fourth quarter of 2008, our market capitalization fell below tangible book value. The Company believes that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time when we test our goodwill for impairment. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets our businesses may be adversely affected which could result in an impairment of goodwill in the future.

(m) Line of Credit

           From time to time, Terra Nova may obtain short-term bank loans to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. These loans are all secured with customer marginable positions.

(n) Advertising and Promotional

           Costs associated with advertising and promoting products and services are expensed as incurred. Advertising expense totaled approximately $929,126 and $642,124 in 2008 and 2007, respectively.

(o) Segment Information

           Segment information is required to be presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires segmentation if warranted by management's approach to the Company's business and the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. In March 2008, the segment Investment/Brokerage Services was renamed to Brokerage Services with the same reporting companies to better reflect the business activity in the segment. In addition, the Other Services Segment was determined not to reflect an operating segment and was renamed Unallocated and will continue to reflect the same reporting companies. During the year ended December 31, 2008 management evaluated and operated its business as two segments: Brokerage Services and Software Services.

(p) Income Taxes

           The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

(q) Share-Based Compensation

           Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Compensation cost is recorded based on the grant date fair value of awards over respective requisite service periods less estimated forfeitures.

(r) Reclassifications

           Certain reclassifications have been made to prior year amounts to conform to current year classifications. The Company reclassified interest expense on brokerage accounts to net against interest income to conform to standard industry practices.

(s) Recently Issued Accounting Pronouncements

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

           In December 2007, FASB issued Statement No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of SFAS 141R will change the accounting treatment for new business combinations on a prospective basis beginning January 1, 2009.

Note 3 - Net Income Per Common Share

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

           For years ended December 31, 2008 and 2007 the components of basic and diluted weighted average shares outstanding are as follows:

	2008	2007
Weighted average shares outstanding - Basic	25,860,874	27,124,661
Dilutive non-employee warrants	-	397,035
Weighted average shares outstanding - Diluted	25,860,874	27,521,696

           Common stock equivalents totaling 18,000,974 and 17,852,149 for the year ended December 31, 2008 and 2007, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized and 25,482,942 shares issued and outstanding as of December 31, 2008. As of December 31, 2007, the Company had 150,000,000 shares of common stock authorized and 26,531,557 shares of common stock issued and outstanding.

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

(c) Stock Repurchase Program

           On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. Stock repurchases were made in the open market, in block transactions, or in privately negotiated transactions from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducted the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on September 28, 2007 and expired on September 30, 2008 and was not renewed. The Company repurchased a total of 1,048,615 shares of common stock for $1,315,517 during the year ended December 31, 2008 which was retired. In 2007, the Company repurchased 672,294 shares valued at $1,040,610 which was retired.

           The Company spent approximately $2.4 million for repurchase of 1,720,909 shares of common stock since the implementation of the common stock repurchase program. The program ended on September 30, 2008.

           The following table sets forth information on our common stock repurchase program from inception in September 2007 to expiration in September 2008:

Quarter ending	Total number of shares purchased in quarter	Total number of shares purchased as part of publicly announced plan	Average price paid per share	Approximate dollar value of shares purchased under the plan
December 2007	672,294	672,294	$1.55	$1,040,611
March 2008	476,500	1,148,794	$1.32	$629,199
June 2008	526,000	1,674,794	$1.20	$634,283
September 2008	46,115	1,720,909	$1.12	$52,044
Totals	1,720,909		$1.38	$2,356,137

(d) Non-employee Warrants

           Non-employee warrants outstanding as of December 31, 2008 totaled 14,384,200 with a weighted average exercise price of $2.93. During the years ended December 31, 2008 and 2007 no non-employee warrants were granted.

A summary of non-employee warrant activity for years ended December 31, 2008 and 2007 are presented below:

Non-Employee Warrants	Non-Employee Warrants Outstanding	Weighted Average Exercise Price
Balance at December 31, 2006	14,492,200	$2.93
Granted	-	-
Exercised	-	-
Cancelled	(108,000)	$2.58
Balance at December 31, 2007	14,384,200	$2.93
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance at December 31, 2008	14,384,200	$2.93
Warrants exercisable at December 31, 2008	14,384,200	$2.93

(e) Preferred Stock

           There were no preferred stock dividends in arrears as of December 31, 2008. During the second quarter of 2008 the Company redeemed or repurchased all 63,830 shares outstanding under all series of preferred stock of the Company with a liquidation value of $781,100. In addition, during 2008, $50,063 of stock dividends in arrears were paid in full on all series of preferred stock.

           Total issued and outstanding preferred stock, as of December 31, 2007, was 63,830 shares with a liquidation value of $811,050. On September 28, 2007 the Board of Directors declared all accumulated dividends payable with regard to all shares outstanding under all series of Preferred Stock of the Company, to holders of record on September 28, 2007. The Company made dividend payments to all holders of record fifteen business days after they were declared totaling $374,397. The dividends in arrears as of December 31, 2007 totaled $29,950.

The following table represents the outstanding shares of each series of preferred stock:

Preferred Stock	December 31, 2007	Issued	Redeemed	December 31, 2008
9% Cumulative	2,000	-	(2,000)	-
Series A	12,350	-	(12,350)	-
Series B	9,520	-	(9,520)	-
Series C	37,960	-	(37,960)	-
Series E	-	-	-	-
Series 2002A	2,000	-	(2,000)	-
Total	63,830	-	(63,830)	-

(f) Restricted Stock

As of December 31, 2008, the Company had no outstanding non-vested shares related to equity incentive plans.

Note 5 - Debt

(a) Convertible Bonds

The Company had no issued and outstanding convertible bonds as of December 31, 2008.

           During 2007, the Company fully repaid all principal and interest related to convertible bonds. The amount of the principal paid was $330,000 and the accrued interest paid was $180,034.

(b) Convertible Notes Payable

           As of December 31, 2007 the Company had settled all convertible demand notes. On May 11, 2007, the Company paid $190,000 to the holders of convertible notes as settlement of $166,667 of principal and $78,123 of accrued interest for a gain of $54,790.

Note 6 - Risks and Uncertainties

           In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose the Company to credit risk in the event that broker-dealer clients are unable to fulfill their contractual obligations.

           Many client accounts are margin accounts in which the Company, in effect, loans money to clients. In margin transactions, the Company may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal risk management policies. In all cases, such transactions may expose the Company to significant off-balance sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations, Terra Nova would be required to purchase or sell financial instruments at prevailing market prices to fulfill the clients' obligations.

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

Note 7 - Segment Information

           The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. Segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Brokerage Services Segment which includes Terra Nova and MW Securities. The Software Services Segment is comprised of

Tradient and QuantNova which are the Company's technology development subsidiaries. Corporate and Unallocated is not an operating segment and is comprised mainly of corporate expenses.

           The assets of the Company are used primarily to support the operations of the two primary subsidiaries, Terra Nova and Tradient. The following summarizes the Company's segment information.
	Years Ended December 31,
	2008	2007
Revenues:
Brokerage Services
Revenues, excluding interest	$31,985,859	$34,947,902
Interest revenue	5,314,233	13,971,377
Interest expense	(1,075,883)	(6,407,478)
Totals	36,224,209	42,511,801

Software Services
Revenues	2,982,111	756,703

Elimination of intercompany charges from the Software segment to Brokerage segment	(2,129,978)	(2,386)
Totals	852,133	754,317

Corporate and Unallocated
Revenues	19,209	19,238
Net revenues	$37,095,551	$43,285,356

Depreciation and amortization:
Brokerage Services	$1,566,740	$971,766
Software Services	346,772	293,367
Corporate and Unallocated	394,116	254,057
Totals	$2,307,628	$1,519,190

Income (loss) before income taxes:
Brokerage Services	$1,885,425	$8,817,663
Software Services	489,547	(1,515,959)
Corporate and Unallocated	(2,288,959)	(1,232,066)
Totals	$86,013	$6,069,638

	December 31,
Total assets:	2008	2007
Brokerage Services	$181,868,725	$240,126,286
Software Services	733,125	375,377
Corporate and Unallocated	4,345,678	2,721,701
Total assets	$186,947,528	$243,223,364

Note 8 - Commitments and Contingencies

(a) Leases

           The Company leases its offices at its corporate headquarters in Chicago, Illinois along with the Company's two co-location data centers located in Chicago, Illinois. We have a seven year, three month lease which expires August 31, 2012 on our corporate headquarters located in Chicago, Illinois. We also lease space for two co-location data centers located in Chicago, Illinois. One co-location lease expires in October, 2009 and the other co-location lease is a month-to-month arrangement.

           We have an office located in New York, New York which has a five year lease expiring in March, 2012 and we also rent space in Bucharest, Romania for technology support which has a one year lease expiring in October, 2009. None of our operating leases contain any lease incentives.

           We have a three year lease on our facility located in Dallas, Texas which expired in January, 2009 and a co-location data center in Dallas, Texas with an expiration of May, 2009. We are not renewing either lease and are closing both locations. In addition, we rented space for an office in Boulder, Colorado which had a one year lease which expired in July, 2008 and was not renewed.

The future minimum lease obligations for each of the four succeeding years are summarized as follows:

Years Ending December 31,	Operating Lease Obligation
2009	$335,118
2010	293,806
2011	297,465
2012	168,163
Thereafter	-
Total	$1,094,552

           Rent expense under these operating leases was approximately $475,000 and $417,000 in 2008 and 2007, respectively, and is included in "Other general and administrative expenses" on the accompanying consolidated statements of income.

(b) Litigation and Claims

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Company, resulted in erroneous trades far exceeding the buying power in Lee's account with the Company. While the exchange canceled a large number of these trades, Lee was left in a short position that the Company was forced to cover, resulting in a large debit position in Lee's account with the Company. The Company brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial Industry Regulatory Authority ("FINRA"). On February 13, 2009, Lee filed a counterclaim against the Company alleging that the Company's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of $2,802,077, the amount of punitive damages being the same amount as the Company is seeking as damages against Lee in this matter. The Company believes that it has strong defenses against this counterclaim and intends to vigorously defend against this claim. This matter is further discussed in Note 9 (Bad Debt Expense) resulting from unusual trading by an individual client which resulted in a loss of approximately $2.8 million during the third quarter of 2008. The Company further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. Further, many aspects of the Company's business involve substantial risk of liability and from time to time and the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings at any time. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. As with other securities brokerage firms, there is a reasonable likelihood that from time to time the Company will be threatened with additional litigation, arbitration or possibly named as a defendant in administrative proceedings. Compliance and trading problems that are reported to federal and state securities regulators, securities exchanges or other self-regulatory organizations by dissatisfied clients are investigated by such regulatory bodies, and, if pursued by such regulatory body or such clients, may rise to the level of arbitration or disciplinary action.

           The Company also is subject to periodic regulatory audits, inquiries and inspections. On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against the Company as well as one current and two former employees based on alleged violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. A formal response to the charges has been filed and the Company is anticipating further discussions with FINRA to resolve the matter. Management believes it is probable that the Company will settle the issue and/or pay a fine related to this matter. Management has estimated and accrued a reserve in an amount that it believes is reasonably sufficient for the settlement of this matter. The reserve is being reflected under the category "Accounts payable and accrued expenses" on the accompanying consolidated financial statements as of December 31, 2008. Also, a FINRA audit for 2007 which had resulted in a preliminary determination to recommend disciplinary action against Terra Nova and the former chief financial officer of the Company based on alleged violations related to, among other things, anti-money laundering compliance programs, reserve formula calculations and the filing of allegedly inaccurate FOCUS Part II Reports, is being resolved, as the Company has agreed to an acceptance, waiver and consent letter with FINRA which includes an agreement to pay a fine in the amount of $100,000, which has been accrued under the category "Accounts payable and accrued expenses" on the accompanying consolidated financial statements as of December 31, 2008. It is possible other regulatory agencies may make further inquiries into the matters which were the subject of the FINRA concern.

Note 9 - Bad Debt Expense

           The Company experienced two instances where two separate clients performed trades that exposed the Company to significant credit risk and resulted in material losses to the Company during the month of September 2008. Each instance was unique and the Company implemented preventative measures and internal risk management policies to avoid recurrence of the events which caused such losses in the future. Even if the clients are unable to cover the losses that resulted in $3.6 million in bad debt expense in 2008 the Company continues to exceed all regulatory capital requirements. Each of the two instances of customer trading losses is described in further detail below.

           Unusual trading by an individual client resulted in a loss of approximately $2.8 million during the third quarter of 2008. Near the end of the trading day, the client initiated a large number of program orders in excess of the client's financial capacity. As a result of this activity, the client incurred losses of approximately $2.8 million. None of our other clients were affected. The application programming interface ("API") of one of our third-party trading software platforms, which allowed in this one instance the unusual trading, has been isolated and operational changes have been made which we believe will eliminate the possibility that any client in the future can execute trades in excess of their financial capacity with us. Moreover, the API software has been modified by our third-party software provider to permanently correct this issue. The API links applications directly to the third-party software platform which facilitates program trading. These modifications to the API did not affect the reliability of our proprietary or other third-party trading platforms or have any material impact on our other clients. We did, however, suspend the enrollment of new clients using this third-party software provider's API until the modifications were completed. We have fully expensed the $2.8 million uncollectible account which is reflected under the category "Bad debt expense" on the accompanying consolidated statement of income for the year ended December 31, 2008.

           A second client generated a loss of approximately $1.3 million from trading in a margin account. In this instance, the client sold put options in a certain securities shortly before the market close on a Friday afternoon. The U.S. government took over ownership of the issuer of these securities prior to the market opening on the following Monday and therefore this client's investment resulted in a loss of $1.3 million. The Company was able to reach an agreement with the client to recover $328,000 in cash and a promissory note for an additional $172,000 payable over seven years. The remaining amount of the loss of approximately $771,000 is recorded as "Bad debt expense" on the accompanying consolidated statement of income for the year ended December 31, 2008.

Note 10 - Reversal of Liabilities

           During the year ended December 31, 2008 the Company determined the statute of limitations had expired on various debts and insurance claims totaling approximately $680,000 and $163,000, respectively. Accordingly, the Company reversed these liabilities from the consolidated balance sheet on the respective dates. The gain on the extinguishment of these liabilities is reflected under the category "Other general and administrative expenses" on the accompanying consolidated statements of income for the year ended December 31, 2008. All of these unpaid debts and insurance claims originated prior to the May 2006 acquisition of Terra Nova, MW Securities and MW School.

           During the second quarter of 2006 the Company recorded an accrual of $140,000 for a contingent liability related to an anticipated fine. During the second quarter of 2008, the anticipated fine was not levied and the Company reversed the $140,000 legal accrual. The reversal is reflected under the category "Professional fees" on the accompanying consolidated statement of income for the year ended December 31, 2008.

Note 11 - Income Taxes

           The components of income tax benefit (provision) for the years ended December 31, 2008 and 2007 are as follows:

Current income tax benefit (provision):	2008	2007
Federal	$(260,360)	$(1,284,340)
State	323,225	(654,385)
	62,865	(1,938,725)
Deferred income tax benefit (provision):
Federal	62,404	(512,180)
State	152,465	-
	214,869	(512,180)
Total income tax benefit (provision)	$277,734	$(2,450,905)

           Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting. The temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2008 and 2007:

Deferred tax assets	2008	2007
Allowance for doubtful accounts	$5,850	$34,000
Accrued liabilities	-	95,915
Intangible assets	505,855	137,034
Share-based compensation	1,208,914	1,053,925
Net operating loss carryforward	3,038,434	3,143,787
Other	115,920	-
	4,874,973	4,464,661

Valuation allowance	(2,513,638)	(2,513,638)
Total deferred tax assets	$2,361,335	$1,951,023

Deferred tax liabilities
Goodwill	(556,187)	(314,849)
Property and equipment	(20,387)	(66,282)
Total deferred tax liabilities	$(576,574)	$(381,131)

Net deferred tax asset	$1,784,761	$1,569,892

           While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in Section 382 of the Internal Revenue Code) that occurred in connection with the 2006 issuance and sale of Series E Preferred Stock in order to fund the acquisition of Terra Nova. The Company believes that the use of loss carryforwards generated prior to the issuance and sale of Series E Preferred Stock will be limited to approximately $491,000 per year for the next eighteen years for federal tax purposes. Future benefits derived from the use of these loss carryforwards will be applied first to reduce to zero any goodwill resulting from the acquisition of Terra Nova, second to reduce to zero other non-current intangible assets related to the acquisition and, third, to reduce income tax expense.

           At December 31, 2008, the Company has an income tax receivables balance of $1,446,264 which represents an overpayment in estimated federal and state tax payments for 2008 of $1.1 million, $196,000 State of Illinois refunds resulting from amendments to filing on a unitary basis, and $123,000 State of Illinois refunds for overpayment of state taxes in prior years.

           During 2007, the Company determined that it was more-likely-than not that a portion of its net deferred tax asset was realizable and accordingly reduced its deferred tax asset valuation allowance by $2,082,072 with an offsetting reduction to goodwill. This assessment was based on the historical profitability of Terra Nova and management's forecasts of future profitability of the Company. A valuation allowance remains against the portion of the Company's net deferred tax asset whose realization is uncertain under the more-likely-than not criteria. For 2008, the Company determined that there would be no change in the valuation allowance.

           A reconciliation of the difference between the expected income tax provision using the statutory federal tax rate (34% in both 2008 and 2007) and the actual income tax benefit (provision) is as follows:

	2008	2007
Computed "expected" federal income tax expense (benefit) (34%)	$(29,245)	$(2,063,677)
State income taxes, net of federal benefit	(11,768)	(429,606)
Permanent differences	(7,721)	24,884
Changes in deferred taxes as a result of filing on a unity basis	138,198	-
Refunds from amending prior year state returns	196,475	-
Refunds from overpayment of state taxes in prior years	144,580	-
Additional federal taxes due for 2007	(208,224)	-
Change in valuation allowance	-	2,157,041
Reduction in valuation allowance offset against goodwill	-	(2,082,072)
Other	55,039	(57,475)
Reported income tax provision (benefit)	$277,334	$(2,450,905)

Note 12 - Regulatory Requirements

           Terra Nova and MW Securities are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1") under the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital. Terra Nova is also subject to the Commodity Futures Trading Commission's ("CFTC") financial requirement ("Regulation 1.17"). Terra Nova calculates its net capital using the ''alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. The net capital requirements as of December 31, 2008 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$11,379,130	$1,500,000	$500,000	$9,879,130	$10,879,130
Market Wise Securities, LLC	$42,223	$5,000	$-	$37,223	$-

Note 13 - Share-Based Compensation

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

           For the options and warrants granted after the Company's 2006 business combination, management estimated that the volatility rate would be in the 35% to 45% range. Management believed that the business combination resulted in an entirely new business and that an extended look back beyond two years was irrelevant. Management analyzed historical volatility over various look back periods in an attempt to validate the estimated relevant range. The volatility over a two year look back, for the May and August grants of 2006, produced a calculated 43% volatility which was used to estimate the value of share-based payments. Management believes that the analysis and estimate was appropriate and in line with the SAB 107, Topic 14: "Share Based Payment - Certain Assumptions Used in Valuation Methods - Expected Volatility."

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

           The weighted average grant date fair value of stock options granted during 2007 was $0.73 per share. A summary of the assumptions used to estimate the fair value of each option grant during 2007 on the date of grant using the Black-Scholes option pricing model is as follows:

2007
Risk-free rate - 10 year bond rate	4.38 - 4.41%
Expected life	5 years
Dividend yield	-
Volatility ranges	40% - 46%
Weighted-average volatility	43%

During the year ended December 31, 2008 no stock options were granted.

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

           The total number of shares of common stock that may be subject to option awards under the LTIP will not exceed an amount equal to: (a) ten percent of the total number of shares of common stock equivalents (such as options, warrants, convertible notes and the like) outstanding from time to time, minus (b) the total number of shares of common stock subject to outstanding awards on the date of calculation awarded under any other stock-based plan. Currently, the maximum number of option awards available under the LTIP is 1,425,753.

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

           The exercise price for options may not be less than the fair market value of the stock on the date of the grant of the options. The LTIP provides that option holders may pay the exercise price: (1) in cash, (2) by delivery to the Company of shares of the Company's common stock owned by the participant, (3) in a "cashless" exercise, or (4) in any combination of cash and shares.

           An option granted under the LTIP may not be exercised later than the date specified by the Board of Directors, which in all cases is a maximum of ten years from the date of the grant.

           Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purpose of the 2006 WIP is to (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. The Company reserved 3,500,000 shares of voting common stock for sale upon the exercise of warrants granted under the 2006 WIP. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants grants under the Plan. Unless the 2006 WIP is terminated earlier it shall terminate five years from its effective date.

The table below summarizes the Company's employee stock option and warrant plans as of December 31, 2008 and December 31, 2007:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	1,450,574	785,574	665,000
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Balance at December 31, 2007	4,950,574	3,813,074	1,137,500

2005 Long-Term Incentive Plan	1,425,753	589,274	836,479
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Balance at December 31, 2008	4,925,753	3,616,774	1,308,979

A summary of employee stock option activity, under the Company's LTIP, for the years ended December 31, 2008 and 2007, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	296,826	$2.13	2.20	$2,370
Granted	642,574	1.62	4.80	-
Exercised	(38,937)	1.52	-	59,249
Cancelled	(114,889)	2.15	0.90	760
Balance at December 31, 2007	785,574	1.74	4.40	900
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(196,300)	1.84	0.08	-
Balance at December 31, 2008	589,274	$1.71	3.65	$-
Options exercisable at December 31, 2008	235,512	$1.84	3.51	$-

The following table summarizes the employee stock options outstanding and exercisable at December 31, 2008:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Prices		Options Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Low	High
$1.00	$2.00	525,774	3.76	$1.61	172,012	$1.60
$2.00	$3.00	60,500	2.69	2.42	60,500	2.42
$3.00	$4.00	3,000	5.08	3.80	3,000	3.80

		589,274	3.65	$1.71	235,512	$1.84

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2008 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at December 31, 2008. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

           As of December 31, 2008 there was $176,046 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately two years. During the years ended December 31, 2008 and 2007 compensation expense of $143,562 and $90,189, respectively, was recognized related to options vesting under option plans.

           In conjunction with the Purchase and issuance of the Series E Preferred Stock and warrants, the Company's Board of Directors authorized the issuance of warrants to purchase up to 3,500,000 shares of common stock to the employees of the Company. On May 19, 2006, the Board of Directors reserved 3,215,000 warrants for issuance to employees. The first issuance of 575,000 warrants occurred on May 19, 2006, with an exercise price of $2.80 per share. On August 4, 2006 an additional 2,452,500 warrants were issued with an exercise price of $2.50 per share. These warrants were issued with a term of five years from the grant date and vest 25% after 12 months from the grant date; another 25% after 24 months from the grant date; and the remaining 50% after 36 months from the grant date. These warrants had a calculated fair value of $530,978 and $2,445,384, respectively. These fair value amounts were determined by using the Black-Scholes option pricing model with the following assumptions: no dividend yield, four year average expected life, a volatility factor of 43% and a 5.16% and 4.91% risk free interest rate, respectively.

           A summary of employee warrant activity under the 2006 Warrant Incentive Plan as of December 31, 2008 and 2007 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	3,027,500	$2.56	4.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2007	3,027,500	2.56	3.5	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2008	3,027,500	$2.56	2.6	$-
Warrants exercisable at December 31, 2008	1,701,250	$2.58	2.5	$-

           As of December 31, 2008 and 2007 there was no unrecognized compensation cost related to employee warrant grants. The terms of the May 2006 and August 2006 warrant grants do not include an explicit service condition, only a vesting condition. As a result, the compensation cost related to these warrants was fully recognized on the date of the grant. During the years ended December 31, 2008 and 2007, there was no compensation expense related to warrants. During the years ended December 31, 2008 and December 31, 2007 no warrants were granted.

The following are additional grant awards ascribed to the LTIP:

Restricted Stock

           The Plan Committee may award "restricted" shares of the Company's common stock that are subject to risk of forfeiture or other restrictions. Shares of restricted stock are subject to such restrictions as the Plan Committee may impose, including forfeiture upon termination of employment of the recipient. To date, no restricted stock has been granted.

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

Note 14 - Property and Equipment and Capitalized Software Development Costs

           The following table represents the different classes of property and equipment and capitalized software development costs as of December 31, 2008 and 2007:

		December 31, 2008		December 31, 2007
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Computer and software	3-5	$668,531	$2,780,628	$1,439,966	$2,692,847
Furniture, fixtures and equipment	3-7	1,185,672	-	2,134,823	-
Leasehold improvements	5-10	119,590	-	313,400	-
		1,973,793	2,780,628	3,888,189	2,692,847

Accumulated depreciation and amortization		(752,727)	(720,613)	(2,737,877)	(809,472)
Net balance		$1,221,066	$2,060,015	$1,150,312	$1,883,375

           Depreciation and amortization related to property and equipment for years ended December 31, 2008 and 2007 was $376,162 and $435,072, respectively. Amortization related to capitalized software development costs for the years ended December 31, 2008 and 2007 was $561,320 and $413,407, respectively.

Note 15 - Intangible Assets

Intangible assets consist of the following as of December 31, 2008 and 2007:

	2008	2007
Customer list	$4,749,000	$4,749,000
Trade name	1,829,000	1,829,000
	6,578,000	6,578,000
Accumulated depreciation and amortization	(2,466,486)	(1,096,340)
Net balance	$4,111,514	$5,481,660

           The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008 the estimated life of the customer list declined from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated.

           The customer list and trade name are being amortized on a straight-line basis over their estimated useful lives of five and ten years, respectively. The Company evaluates the remaining useful life on an annual basis to determine if events or trends warrant a revision to the remaining period of amortization. Amortization expense for intangible assets was $1,370,146 and $657,804 for the years ended December 31, 2008 and 2007, respectively.

The following table illustrates our aggregate future amortization of intangible assets:

Years Ended December 31,	Intangible Assets Amortization
2009	$1,370,148
2010	1,370,148
2011	1,370,148
2012	1,070
Total	$4,111,514

Note 16 - Fair Value of Financial Instruments

           In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).

           As required, the Company partially adopted SFAS 157 on January 1, 2008. The partial adoption of the standard applies to financial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the remaining provisions of the standard have been deferred for one year in accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157." The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of December 31, 2008 and 2007.

Financial instruments owned, at fair value:	2008	2007
Money market funds held in cash and cash equivalents	$7,260,666	$4,480,072
U.S. Treasury securities held in cash segregated in compliance with federal regulations	49,959,556	-
U.S. Treasury securities held as clearing deposits	998,408	1,963,644
Money market funds held as clearing deposits	6,650,000	-
Total	$64,868,630	$6,443,716

           SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company's financials instruments owned at fair value as of December 31, 2008.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Total
Money market funds held in cash and cash equivalents	$7,260,666	$-	$-	$7,260,666
U.S. Treasury securities held in cash segregated in compliance with federal regulations	49,959,556	-	-	49,959,556
U.S. Treasury securities held as clearing deposits	998,408	-	-	998,408
Money market funds held as clearing deposits	6,650,000	-	-	6,650,000
Total	$64,868,630	$-	$-	$64,868,630

Note 17 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$4,332,350	$-	$18,487,925	$-
Clearing deposits & receivables/payables	9,236,109	913,621	6,414,337	694,148

Total	$13,568,459	$913,621	$24,902,262	$694,148

           The securities borrowed/loaned represent Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have shorted securities in their trading accounts. Credit approval is required for all broker-dealers from which securities are borrowed. Terra Nova monitors the collateral value daily and requires additional collateral if warranted. At times, Terra Nova loans securities to other broker-dealers. There were no loaned securities at December 31, 2008 and 2007.

           Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally, the Company is obligated to meet deposit requirements on a daily basis.

Note 18 - Employee Benefit Plan

           The Company provides retirement benefits through a defined contribution 401k plan ("401k Plan"). All employees are eligible to enroll in the 401k Plan after they reach the age of twenty-one and complete one month of employment with the Company. The Company makes a matching contribution each pay period. Employee salary deferrals up to 6% of the employee's compensation each payroll period are matched at 50% and any employee contributions over 6% are not matched by the Company. The 401k Plan by federal statute can not withhold funds from an employee salary if annual compensation is in excess of $245,000 in 2009 but it may be adjusted in the future for cost of living increases. The Company match is subject to the following vesting schedule: 20% vested after two years and an additional 20% each subsequent year, with full vesting achieved after six years of employment. The Company's matching contributions for 2008 and 2007 were approximately $148,000 and $126,000, respectively.

Note 19 - Resignation Agreement

           The Company and M. Patricia Kane ("Kane"), whose departure as the Company's Chief Operating Officer and Chief Financial Officer was announced by the Company on a Form 8-K dated November 20, 2007, entered into a Resignation Agreement and Mutual Release (the "Agreement") effective December 26, 2007. Pursuant to the Agreement, (i) Kane agreed that she resigned her employment effective November 19, 2007; (ii) the Company and Kane each received a full release of all claims relating to her employment and resignation, subject to certain exceptions; (iii) Kane's warrants granted by the Company will vest pursuant to their original schedule; (iv) Kane received severance totaling $295,000 in one lump sum; (v) the Company paid Kane's medical insurance premiums for 6 months following the resignation date and (vi) Kane immediately vested in 6,250 options that otherwise would have vested at the end of December, 2007. In 2007, we expensed the lump sum payment of $295,000 which is reflected under the category "Other general and administrative expenses" on the accompanying consolidated statements of income.

Note 20 - Line of Credit

           During 2008 and 2007 the Company maintained a secured credit line with a financial institution used to facilitate its self-clearing broker-dealer operations. At December 31, 2008 no borrowings were outstanding under the line of credit. At December 31, 2007, borrowing outstanding under the line of credit totaled $10,848,000. As of December 31, 2008 and 2007, the rates that would have been charged on the line of credit would have been 3.50% and 5.10%, respectively. In January 2009, the Company entered into an additional line of credit agreement with another financial institution to facilitate future growth and mitigate credit risk. The line of credit is due on demand and is collateralized by customer's equity securities. The rate on the line of credit is determined daily by the bank and is based on a variable daily rate plus a predetermined spread.