Form 10-Q
period 2009-03-31
Terra Nova Financial Group Inc
filed 2009-05-13
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(312) 827-3600
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes ☐   No ☒

The number of shares of common stock, $0.01 par value per share, outstanding was 25,482,942 as of May 1, 2009.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$6,244,079	$7,889,553
Cash segregated in compliance with federal regulations	136,391,934	141,159,364
Receivables from brokers, dealers and clearing organizations	14,613,008	13,568,459
Receivables from customers and non-customers, net	5,623,845	4,858,360
Property and equipment, net	1,218,325	1,221,066
Capitalized software development costs, net	1,929,728	2,060,015
Intangible assets, net	3,768,976	4,111,514
Income tax receivables	716,264	1,446,264
Goodwill	7,501,408	7,501,408
Deferred income taxes, net	1,994,761	1,784,761
Other assets	1,162,681	1,346,764
Total assets	$181,165,009	$186,947,528

LIABILITIES AND SHAREHOLDERS' EQUITY

Payables to brokers, dealers and clearing organizations	670,152	913,621
Payables to customers and non-customers	146,588,408	151,970,566
Accounts payable and accrued expenses	2,668,444	2,525,692
Total liabilities	149,927,004	155,409,879

Commitments and contingencies

Shareholders' equity
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and outstanding at March 31, 2009 and December 31, 2008	254,829	254,829
Additional paid-in capital	52,035,583	52,005,418
Accumulated deficit	(21,052,407)	(20,722,598)
Total shareholders' equity	31,238,005	31,537,649
Total liabilities and shareholders' equity	$181,165,009	$186,947,528

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
	2009	2008
REVENUES
Commissions and fees	$6,720,234	$8,237,980

Interest income	420,276	2,070,884
Interest expense on brokerage accounts	284	608,743
Net interest income	419,992	1,462,141

Software fees, net	257,518	159,003
Other revenue	461	84,781

Net revenues	7,398,205	9,943,905

EXPENSES
Commissions and clearing	2,534,779	2,608,227
Compensation and benefits	2,365,888	3,022,051
Software and market data	903,770	1,654,011
Advertising and promotional	137,230	181,989
Professional fees	686,921	796,851
Communications and information technology	239,190	256,571
Depreciation and amortization	563,267	557,563
Other general and administrative expenses	506,969	466,515

Total expenses	7,938,014	9,543,778

Income (loss) before income taxes	(539,809)	400,127

Income tax benefit (provision)	210,000	(228,000)

Net income (loss)	(329,809)	172,127

Dividends on preferred stock	-	(17,574)

Net income (loss) attributable to common shareholders	$(329,809)	$154,553

Net income (loss) per common share:
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	25,482,942	26,421,079

Diluted	25,482,942	26,421,079

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(329,809)	$172,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	30,165	42,484
Depreciation and amortization	563,267	557,563
Deferred income taxes	(210,000)	42,945
Gain on extinguishment of liabilities	(60,626)	(354,000)
Loss on write-off of assets	-	29,857
Change in operating assets and liabilities:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	4,767,430	(20,618,626)
Receivables from brokers, dealers and clearing organizations	(1,044,549)	5,310,627
Receivables from customers and non-customers	(765,485)	25,904,283
Income tax receivables	730,000	-
Other assets	184,083	(183,454)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	(243,469)	181,340
Payables to customers and non-customers	(5,382,158)	(1,759,879)
Accounts payable and accrued expenses	203,378	1,286,042
Income tax liability	-	(450,118)

Net cash provided by (used in) operating activities	(1,557,773)	10,161,191

INVESTING ACTIVITIES
Purchases of property and equipment	(87,701)	(161,103)
Capitalization of software development costs	-	(116,563)

Net cash used in investing activities	(87,701)	(277,666)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	-	(629,199)
Preferred dividends paid	-	(38,737)
Net payments on line of credit	-	(10,848,000)

Net cash used in financing activities	-	(11,515,936)

Net decrease in cash and cash equivalents	(1,645,474)	(1,632,411)
Cash and cash equivalents at beginning of period	7,889,553	7,937,880
Cash and cash equivalents at end of period	$6,244,079	$6,305,469

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$284	$608,743

Cash received (paid) for income taxes	$696,322	$(110,000)

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Preferred stock dividends accrued	$-	$17,574

See accompanying notes to unaudited consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Basis of Presentation

           Terra Nova Financial Group, Inc., an Illinois corporation, ("Parent", and collectively with its wholly-owned subsidiaries, the "Company," "firm," "we," "us," or "our"), is a holding company of businesses providing a range of products and services to the professional trading community. The Company has three primary subsidiaries: Terra Nova Financial, LLC, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers; Tradient Technologies, Inc., a financial technology development business, provides proprietary applications for electronic trade execution, order routing and clearing. SC QuantNova Research SRL, based in Bucharest, Romania, provides software development, architecture and engineering for Tradient and back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

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

           Terra Nova Financial, LLC ("Terra Nova"), a specialized financial services firm focused on supporting trading professionals and a wholly-owned subsidiary of the Parent was acquired on May 17, 2006. Terra Nova is registered with the following exchanges, registered clearing agencies, and regulatory organizations:

Regulatory and Self Regulatory Organizations:
•	Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority ("FINRA") as a broker-dealer
•	National Futures Association ("NFA") as a futures commission merchant
•	Commodity Futures Trading Commission ("CFTC") as a futures commission merchant

Registered Clearing Agencies:
•	The Depository Trust Company
•	National Securities Clearing Corporation
•	The Options Clearing Corporation

U.S. Equity Exchanges:
•	Chicago Stock Exchange
•	CBOE Stock Exchange
•	ISE Stock Exchange
•	National Stock Exchange
•	NYSE Arca Equities
•	NYSE Amex Equities
•	NYSE Euronext
•	NASDAQ Stock Market
•	NASDAQ OMX BX

U.S. Option Exchanges:
•	Boston Options Exchange
•	NYSE Arca Options
•	NASDAQ OMX PHLX
•	NYSE Amex Options
•	International Securities Exchange

Investor Protection:
•	Securities Investor Protection Corporation

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

           SC QuantNova Research SRL ("QuantNova"), a wholly-owned subsidiary of the Parent, provides consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of March 31, 2009 has seven full-time employees and one contract employee.

The Parent also maintains the following wholly-owned subsidiaries:

•	Market Wise Stock Trading School, LLC ("MW School"), provides analysis tools to individuals and entities
•	Market Wise Securities, LLC ("MW Securities"), a FINRA broker-dealer

           The accompanying consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and subsidiaries and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Terra Nova Financial Group, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of March 31, 2009 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the quarter or any subsequent period.

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

           The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

(d) Foreign Currency Translation

           The local currency of the Company's foreign operations, QuantNova, is considered to be its functional currency. Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using average rates in effect during the year with the resulting adjustments included as a component of shareholder' equity and are considered to be a component of other comprehensive income (loss), if material. The foreign currency adjustment for the quarters ended March 31, 2009 and March 31, 2008 were immaterial.

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

(i) Receivables from Customers and Non-Customers

           Receivables from customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company has an allowance for potential credit losses based upon its assessment of specifically identified unsecured receivables and other factors. At March 31, 2009 and December 31, 2008, allowance for doubtful accounts totaled $7,500 and $15,000, respectively.

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

 (l) Goodwill

           Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill at March 31, 2009 and December 31, 2008 of $7,501,408 was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Brokerages Services Segment. The Company performed its annual impairment test of goodwill at December 31, 2008 and determined that there was no impairment. During 2007, the Company determined that as a result of the May 2006 acquisition, it was more-likely-than not that the Company would realize a portion of its deferred tax asset relating to its net operating loss carryforward. Accordingly, the Company reduced the valuation allowance on its net deferred tax asset by $2,082,072 with an offsetting reduction to goodwill.

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

(m) Lines of Credit

           From time to time, Terra Nova may obtain short-term bank loans to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. These loans are all secured with customer marginable positions.

(n) Advertising and Promotional

           Costs associated with advertising and promoting products and services are expensed as incurred. Advertising expense totaled approximately $137,230 and $181,989 for three month period ending March 31, 2009 and March 31, 2008, respectively.

(o) Segment Information

           Segment information is required to be presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires segmentation if warranted by management's approach to the Company's business and the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. In March 2008, the segment Investment/Brokerage Services was renamed to Brokerage Services with the same reporting companies to better reflect the business activity in the segment. In addition, the Other Services Segment was determined not to reflect an operating segment and was renamed Unallocated and will continue to reflect the same reporting companies. During the period ended March 31, 2009 management evaluated and operated its business as two segments: Brokerage Services and Software Services.

(p) Income Taxes

           The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

(q) Share-Based Compensation

           Share-based compensation is recorded based on the grant date fair value of awards over respective requisite service periods less estimated forfeitures.

(r) Reclassifications

           Certain reclassifications have been made to prior year amounts to conform to current year classifications. The Company reclassified interest expense on brokerage accounts to net against interest income to conform to standard industry practices.

Note 3 - Net Income (Loss) Per Common Share

           Basic net income (loss) per common share ("EPS") is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares, such as shares that would satisfy outstanding warrants and options, had been issued applying the treasury stock method.

           For the quarter ended March 31, 2009 and March 31, 2008 the components of basic and diluted weighted average shares outstanding are as follows:

	March 31, 2009	March 31, 2008
Weighted average shares outstanding - Basic	25,482,942	26,421,079
Weighted average shares outstanding - Diluted	25,482,942	26,421,079

           Common stock equivalents totaling 17,939,724 and 18,244,884 for the quarters ended March 31, 2009 and March 31, 2008, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized and 25,482,942 shares issued and outstanding as of March 31, 2009 and December 31, 2008.

(b) Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allows management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization grants discretion to the Company's management to execute the repurchase program and there is no requirement for the purchase a minimum number of shares. The repurchase program is intended to continue until April 30, 2010 but may be modified or terminated by the Company's Board of Directors prior to that date. To date, no stock purchases have yet been made under this program.

(c) Non-employee Warrants

           Non-employee warrants outstanding as of March 31, 2009 totaled 14,379,200 with a weighted average exercise price of $2.93. During the quarters ended March 31, 2009 and March 31, 2008 no non-employee warrants were granted or exercised.

(d) Restricted Stock

           As of March 31, 2009 and December 31, 2008, the Company had no outstanding non-vested shares related to equity incentive plans.

Note 5 - Segment Information

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

	Three Months Ended March 31,
	2009	2008
Revenues:	(Unaudited)	(Unaudited)
Brokerage Services
Revenues, excluding interest	$6,720,239	$8,313,755
Interest revenue	420,271	2,070,876
Interest expense	(284)	(608,743)
Totals	7,140,226	9,775,888

Software Services
Revenues	568,356	555,722

Elimination of intercompany charges from the Software segment to Brokerage segment	(310,838)	(396,719)
Totals	257,518	159,003

Corporate and Unallocated
Revenues	461	9,014
Net revenues	$7,398,205	$9,943,905

Depreciation and amortization:
Brokerage Services	$390,006	$384,837
Software Services	75,067	73,355
Corporate and Unallocated	98,194	99,371
Totals	$563,267	$557,563

Income (loss) before income taxes:
Brokerage Services	$327,042	$1,095,149
Software Services	(77,054)	(303,441)
Corporate and Unallocated	(789,797)	(391,581)
Totals	$(539,809)	$400,127

	March 31,	December 31,
Total Assets:	2009	2008
Brokerage Services	$176,260,788	$181,868,725
Software Services	755,978	733,125
Corporate and Unallocated	4,148,243	4,345,678
Total assets	$181,165,009	$186,947,528

Note 6 - Litigation

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Company, resulted in erroneous trades far exceeding the buying power in Lee's account with the Company. While the exchange canceled a large number of these trades the Company was forced to cover Lee's short positions, resulting in a large debit position in Lee's account with the Company. The Company brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial Industry Regulatory Authority ("FINRA"). On February 13, 2009, Lee filed a counterclaim against the Company alleging that the Company's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of $2,802,077, the amount of punitive damages being the same amount as the Company is seeking as damages against Lee in this matter. The Company believes that it has strong defenses against this counterclaim and intends to vigorously defend against this claim. This matter is resulting from unusual trading by an individual client which resulted in a loss of approximately $2.8 million during the third quarter of 2008. The Company further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. The mistaken Lee trades may also be the subject of further inquiry or review by regulatory authorities.

           On April 29, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova Financial and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000 for improper handling of customer funds. The Company maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited, as its involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving less than the $500,000 the Claimant seeks to recover.

            On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against the Company as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. A formal response to the charges has been filed and the Company has begun discussions with FINRA to see if a negotiated settlement can be arranged. If a reasonable negotiated settlement cannot be achieved, it may be necessary to litigate this matter. For the first quarter of 2009, management increased the amount of its estimated and accrued reserves related to this matter to an amount that it currently believes to be reasonable for the negotiated settlement or other resolution of this matter. It is possible other regulatory agencies may make further inquiries into the matters which were the subject of the FINRA concern. The reserve is being included under the category "Accounts payable and accrued expenses" on the accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time and the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings at any time. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. The Company also is subject to periodic regulatory audits, inquiries and inspections.

Note 7 - Risks and Uncertainties

           In the ordinary course of business, there are certain contingencies which are not reflected in the consolidated financial statements. These activities may expose the Company to credit risk in the event that broker-dealer clients are unable to fulfill their contractual obligations.

           Many client accounts are margin accounts in which the Company, in effect, loans money to clients. In margin transactions, the Company may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal risk management policies. In all cases, such transactions may expose the Company to significant off-balance sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations, the Company would be required to purchase or sell financial instruments at prevailing market prices to fulfill the clients' obligations.

           The Company seeks to control the risks associated with its clients' activities by requiring clients to maintain collateral in their margin accounts in compliance with various regulatory requirements and internal risk management requirements. Terra Nova monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires the clients to deposit additional collateral or to reduce positions when necessary.

           The Company provides guarantees to clearing organizations and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing organization and exchanges, other members may be called upon to meet such shortfalls. The Company's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes the possibility of being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

Note 8 - Reversal of Liabilities

           In March, 2008 the Company determined the statue of limitations had expired on various debts and insurance claims totaling approximately $354,000 in the first quarter of 2008. In March, 2009 the Company determined the statue of limitations had expired on various debts totaling approximately $61,000 in the first quarter of 2009. The gains on the reversals are reflected under the category "Other general and administrative expenses" on the accompanying statement of operations. These unpaid debts and insurance claims originated prior to the May 2006 acquisition of Terra Nova Trading, L.L.C., Market Wise Securities, LLC and Market Wise Stock Trading School, LLC.

Note 9 - Income Taxes

           The income tax benefit in the first quarter of 2009 of $210,000 relates to a deferred income tax benefit resulting from the net loss in the first quarter of 2009 assuming an effective tax rate of 39%. At March 31, 2009, the Company has income tax receivables totaling $716,264 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $196,000, and State of Illinois refund receivables from amendments to prior years' returns of approximately $123,000.

Note 10 - Regulatory Requirements

           Terra Nova and MW Securities are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1") under the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital. Terra Nova is also subject to the Commodity Futures Trading Commission's ("CFTC") financial requirement ("Regulation 1.17"). Terra Nova calculates its net capital using the ''alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. The net capital requirements as of March 31, 2009 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$11,990,454	$1,500,000	$500,000	$10,490,454	$11,490,454
Market Wise Securities, LLC	$29,823	$5,000	$-	$24,823	$-

Note 11 - Share-Based Compensation

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

           The table below summarizes the Company's employee stock option and warrant plans as of March 31, 2009:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	1,314,767	533,024	781,743
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	3,027,500	472,500
Balance at March 31, 2009	4,814,767	3,560,524	1,254,243

           A summary of employee stock option activity, under the Company's LTIP, as of March 31, 2009, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	589,274	$1.71	3.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(56,250)	1.65	-	-
Balance at March 31, 2009	533,024	$1.71	3.4	$-
Options exercisable at March 31, 2009	235,512	$1.84	3.3	$-

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2009 was calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at March 31, 2009. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

           As of March 31, 2009 there was $145,879 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately one and half years. During the three months ended March 31, 2009 and March 31, 2008 compensation expense of $30,165 and $42,484, respectively, was recognized related to options vesting under option plans.

           During the three months ended March 31, 2009 and March 31, 2008 no stock options were granted.

           A summary of employee warrant activity under the 2006 WIP as of March 31, 2009 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	3,027,500	$2.56	2.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2009	3,027,500	$2.56	2.3	$-
Warrants exercisable at March 31, 2009	1,701,250	$2.58	2.3	$-

           As of March 31, 2009, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted through warrants. During the three months ended March 31, 2009 and March 31, 2008, there was no compensation expense related to warrants.

During the three months ended March 31, 2009 and March 31, 2008 no warrants were granted.

Note 12 - Property and Equipment and Capitalized Software Development Costs

           The following table represents the different classes of property and equipment and capitalized software development costs as of March 31, 2009 and December 31, 2008:

		March 31, 2009		December 31, 2008
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Computer and software	3-5	$550,228	$2,780,628	$668,531	$2,780,628
Furniture, fixtures and equipment	3-7	1,187,548	-	1,185,672	-
Leasehold improvements	5-10	119,589	-	119,590	-
		1,857,365	2,780,628	1,973,793	2,780,628

Accumulated depreciation and amortization		(639,040)	(850,900)	(752,727)	(720,613)
Net balance		$1,218,325	$1,929,728	$1,221,066	$2,060,015

           Depreciation and amortization related to property and equipment for three months ended March 31, 2009 and March 31, 2008 was $90,442 and $99,119, respectively. Amortization related to capitalized software development costs for the quarters ended March 31, 2009 and March 31, 2008 was $130,287 and $120,017, respectively.

Note 13 - Fair Value Measurements

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

           The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of March 31, 2009.

Financial instruments owned, at fair value:	March 31, 2009
Money market funds held in cash and cash equivalents	$4,906,764
U.S. Treasury securities held as clearing deposits	5,147,939
Total	$10,054,703

           SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company's financials instruments owned at fair value as of March 31, 2009.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Total
Money market funds held in cash and cash equivalents	$4,906,764	$-	$-	$4,906,764
U.S. Treasury securities held as clearing deposits	5,147,939	-	-	5,147,939
Total	$10,054,703	$-	$-	$10,054,703

Note 14 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$7,090,614	$-	$4,332,350	$-
Clearing deposits & receivables/payables	7,522,394	670,152	9,236,109	913,621

Total	$14,613,008	$670,152	$13,568,459	$913,621

           The securities borrowed/loaned represent Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have shorted securities in their trading accounts. Credit approval is required for all broker-dealers from which securities are borrowed. Terra Nova monitors the collateral value daily and requires additional collateral if warranted. At times, Terra Nova loans securities to other broker-dealers. There were no loaned securities at March 31, 2009 and December 31, 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

           Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2008, and in other securities filings by the Company with the SEC.

           Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements.

           The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Variability of Quarterly Results

           The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Quarterly revenues and operating results have varied in the past and are likely to vary in the future. Such fluctuations may result in volatility in the price of the Company's common stock. For information regarding the risks related to the variability of quarterly results, see Risk Factors in Item 1A of the Annual Report on Form 10-K of the Company for the year ended December 31, 2008.

Overview

           Terra Nova Financial Group, Inc. ("Parent", and collectively with its wholly-owned subsidiaries, the "Company," "firm," "we," "us," or "our") is a holding company of businesses providing a range of products and services to the professional trading community. The Company has three primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), Tradient Technologies, Inc. ("Tradient") and SC QuantNova Research SRL ("QuantNova"). Terra Nova, Tradient and QuantNova are wholly-owned subsidiaries of the Parent, a public company trading on the OTC Bulletin Board under the symbol TNFG.

           Professional traders, hedge funds and money managers come to Terra Nova, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, for what we believe to be value in execution, clearing and prime brokerage services. The firm offers highly active traders what we believe are effective solutions for direct access trading in domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Clients can make unbiased executions on an agency-only basis through Terra Nova's 24-hour trading desk staffed with licensed brokers or through any of a range of powerful trading platforms suited to different trading styles. The firm also provides customizable, turn-key clearing solutions for broker-dealers and introducing brokers; and prime brokerage services well suited for small and mid-sized hedge funds. Terra Nova is located in Chicago, Illinois. During the first quarter of 2009, primary sources of revenue for Terra Nova include 91% from commissions and fees, 6% from net interest income and 3% from software fees.

           Tradient is the Company's financial technology development business, providing proprietary applications for electronic trade execution, order routing and clearing. Tradient platforms for real-time market data and direct access trading are intended to be designed for efficiency, consistency and value. Tradient platforms include its flagship product Tradient Pro, a fully customizable Level II trading platform; Tradient Plus, an easy-to-use, customizable trading platform offering essential equity and options trading features economically; and Tradient Web, a browser-based trading system with streaming Level I data. Tradient is located in Chicago, Illinois. Primary sources of revenue for Tradient include software licensing and routing fees.

           QuantNova provides consulting, software development, electronic data processing, software architecture and engineering for Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of March 31, 2009 had seven full-time employees and one contract employee.

Plan of Operation

2009 Initiatives

           In 2009, the Company's goals are to increase revenue growth through strategic initiatives involving marketing and sales operations, technology innovation and cost control, such as:

Pursue targeted segments:

•	Attract the most sophisticated traders by providing access to algorithmic trading, "black box" and non-click trading strategies;
•	Attract international active trading clients to the U.S. markets;

•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and
•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Broaden product offering:
•	Enhance the Tradient platforms and API;
•	Broaden the set of platforms from which to choose;
•	Refine complex options strategy offerings across all trading platforms;
•	Grow international trading activity; and
•	Enhance prime brokerage capital introduction program.

Increase emphasis on sales and marketing:
•	Enhance the lead pipeline through increased web-based marketing and advertising programs targeted at highly active traders;
•	Increase the sales team personnel; and
•	Enable the sales team with increased tools and support.

Reduce costs to increase working capital:

•	Optimize order-flow costs;
•	Continue to align costs of routing with third-party platforms; and
•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

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

           The Company currently intends to continue to focus on improving its capital structure, technology and business processes. The Company expects to continue to increase its systems and backoffice clearing capacity for anticipated growth in the number of transactions and executions that it processes in the future. The firm plans to invest resources in back office technology to lower operating costs.

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

           A slow down in the Company's business which began towards the end of 2008 has continued into the first quarter of 2009 and is reflected in lower commission and fee revenue for the first quarter of 2009 primarily as a result of lower volumes of stock, options and futures transactions. The Company reduced its workforce in January 2009 based on these continuing adverse economic conditions and intends to continue to review our headcount throughout 2009. We also expect to experience a reduction in net interest income resulting from low federal funds rates, our base rate to determine client debit and credit rates and earnings on our reserve deposits. Terra Nova relies on net interest income as a significant revenue source, thus the decrease in rates impacts our profitability. We are attempting to incorporate cost saving measures to offset declining revenue.

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

Goodwill

           Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to Terra Nova within the Brokerage Services Segment. The Company performed its annual impairment test of goodwill as of December 31, 2008 and determined that there was no impairment as of that date.

           During 2008, the financial services industry and securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity in the credit markets. Our stock price, as with many other stock prices in the broader financial services sector declined significantly during this period of time. During the fourth quarter of 2008, our market capitalization fell below tangible book value. The Company believes that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time when we test our goodwill for impairment. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets our Company may be adversely affected which could result in an impairment of goodwill in the future.

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

Intangibles

           The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008 the estimated life of the customer list declined from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated. The customer list continues during the first quarter of 2009 to have an estimated life of five years.

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

Results of Operations

           The following table below represents net revenues and total expenses from the consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008 including a presentation of percentage of net revenues. The financial information below is derived from the consolidated financial statements and related notes in the Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2009	% Net Revenues	2008	% Net Revenues
	(Unaudited)		(Unaudited)
Commissions and fees	$6,720,234	90.8%	$8,237,980	82.8%

Interest income	420,276	5.7%	2,070,884	20.8%
Interest expense on brokerage accounts	284	0.0%	608,743	6.1%
Net interest income	419,992	5.7%	1,462,141	14.7%

Software fees, net	257,518	3.5%	159,003	1.6%
Other revenue	461	0.0%	84,781	0.9%
Net revenues	7,398,205	100.0%	9,943,905	100.0%

Commissions and clearing	2,534,779	34.3%	2,608,227	26.2%
Compensation and benefits	2,365,888	32.0%	3,022,051	30.4%
Software and market data	903,770	12.2%	1,654,011	16.6%
Advertising and promotional	137,230	1.9%	181,989	1.8%
Professional fees	686,921	9.3%	796,851	8.0%
Communications and information technology	239,190	3.2%	256,571	2.6%
Depreciation and amortization	563,267	7.6%	557,563	5.6%
Other general and administrative expenses	506,969	6.9%	466,515	4.7%
Total expenses	7,938,014	107.3%	9,543,778	96.0%

Income (loss) before income taxes	(539,809)	-7.3%	400,127	4.0%

Income tax benefit (provision)	210,000	2.8%	(228,000)	-2.3%

Net income (loss)	$(329,809)	-4.5%	$172,127	1.7%

Three Months Ended March 31, 2009 Compared to March 31, 2008

           The stock and commodities markets continued declines in the first quarter of 2009 with the Dow Jones Industrial Average ("Dow') and Standard & Poor's 500 ("S&P 500") finishing their worst January ever. The Dow lost 8.8% in January 2009 and the S&P 500 lost 8.6%. In March, the Dow gained 7.7% which resulted in a decline of 13.3% in the first quarter of 2009.

           Unlike the fourth quarter of 2008 which reflected high volatility and stock volume the volatility early in the first quarter of 2009 did not provide the Company with higher volumes of stock, options and futures transactions by our clients. Instead, the total trade tickets declined 482,000 to 1.1 million during the first quarter of 2009 from the first quarter of 2008. In addition, we experienced a decline of 351,000 futures and options contracts executed during the first quarter of 2009 of 2.9 million compared to the first quarter of 2008 of 3.3 million contracts. The Company anticipates continued abnormal stock market volatility resulting from investor uncertainty in the economy and tightened liquidity in the credit markets. Continuing tighter credit markets have hindered the ability for individuals and businesses to get capital needed to finance business operations.

           The decline in the federal funds interest rates has reduced the Company's net interest income in the first quarter of 2009. We monitor the federal funds rate daily on invested client funds and adjust our client's credit and debit rates accordingly to maintain an acceptable spread. By managing the spread between debit rates earned and credit rates paid we have been able to increase our interest rate spread even though overall net interest income has declined from lower federal funds rates. We have also experienced a decline in both credit and debit client cash balances which also caused a decline in overall net interest income.

           Our results for the quarter ended March 31, 2009 reflect the following important factors:

•	Net loss for the quarter ended March 31, 2009 of $329,809 includes the following non-cash expenses among other non-cash items:

°	Depreciation expense on property and equipment of $90,442
°	Amortization expense on capitalized software of $130,287
°	Amortization expense on intangible assets of $342,538
°	Share-based compensation of $30,165

•	Decrease of 34% in number of tickets executed on third-party software trading platforms during the first quarter of 2009 compared to the same period in 2008. We also experienced a decrease in the number of tickets executed on the Tradient platform by 6% during the three months ended March 31, 2009 compared to the same period in 2008.
•	Higher net software fees of $100,000 from Tradient platform subscriptions for the three months ended March 31, 2009 versus the same period last year. The number of Tradient platform users increased from 2,327 as of March 31, 2008 to 2,535 as of March 31, 2009.
•	Posted average revenue per employee of approximately $83,000 based on eighty-nine full-time employees for the three months ended March 31, 2009 compared to $113,000 based on eighty-eight full-time employees for the same period in 2008. Revenue per employee was down for the three months ended March 31,2009 compared to three months ended March 31, 2008 as a result of lower overall revenue resulting from reduced average commission rates and volume and declining net interest income.

Revenues

Commissions and fees

           The Company's commissions and fees revenue is dependent on the overall trading activity in the United States equity, futures and options markets. Commission revenue consists of executing NYSE and NASDAQ listed securities and OTC securities along with exchange listed options transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenues are recorded on a settlement date basis. The fee revenue is generated from clients accessing market data through proprietary software platforms and various account maintenance fees.

           The Company's commissions and fees decreased from $8.2 million in the first quarter of 2008 to $6.7 million in the first quarter of 2009-a decrease of 18.4% due primarily from lower average commission rates along with soft trading activity during the first two months in 2009.

           The Company's total trade tickets declined 482,000 to 1.1 million during the first quarter ending March 31, 2009 from the same period in 2008. In addition, we experienced a decline of 351,000 futures and options contracts executed during the first quarter of 2009 of 2.9 million compared to the first quarter of 2008 of 3.3 million contracts.

Net interest income

           As a self-clearing broker-dealer the Company receives interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $2.1 million for the three months ended March 31, 2008 to $420,000 for the same period in 2009. Interest income was impacted both by a decline in client debit and credit cash balances and lower federal fund rates. The interest earned on segregated cash balances was also impacted by the lower federal funds rate.

           During the first quarter of 2009 the Federal Reserve did not change the federal funds rate which remains in a range of 0% to 0.25%. During 2008 the Federal Reserve Open Market Committee lowered the federal funds rate 75 basis points on January 22; 50 basis points on January 30; 75 basis points on March 18; 25 basis points on April 30; 50 basis points on October 8; 50 basis points on October 29; and, on December 16 reduced federal funds rate to a range of 0% to 0.25%, which totaled a reduction of 400 basis points during 2008. All client credit and margin debit rates are based off the federal funds rate. The Company also borrows securities resulting from clients who have short securities and receives interest from broker-dealers who have collateralized with cash in return for borrowing the securities.

           The Company's interest expense on brokerage accounts decreased from $608,000 during the three months ended March 31, 2008 to zero during the same period of 2009-a decrease of 100%. As a self-clearing broker-dealer the Company pays interest to clients on cash credit balances as well as interest to banks for short-term client related loans.

           Net interest income was down $1 million to $420,000 for the three months ended March 31, 2009 from $1.5 million in the three months ended March 31, 2008.

Software fees, net

           The Company's net software fees are generated from software subscription fees and ticket execution charges on trading activities. Net software fees increased 62% to $258,000 during the three months ended March 31, 2009 from $159,000 during the same period in 2008. The increase in net software fees was due to 8.9% increase in new users to 2,535 for the three months ended March 31, 2009 compared to the same period in 2008 on the Tradient Pro, Tradient Plus, and Tradient Web proprietary trading platforms.

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

           The Company's commissions and clearing expense decreased from $2.6 million for three months ended March 31, 2008 to $2.5 million for three months ended March 31, 2009-a decrease of 2.8%. For the quarter ended March 31, 2009 the decline was attributable to increase in an accrual for regulatory fees offset by a reduction in softdollar expenses.

Compensation and benefits

           Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits decreased $656,000 to $2.4 million for the three months ended March 31, 2009-a decrease of 21.7%. Compensation and benefits declined during the first quarter of 2009 compared to the same period in 2008 due primarily to lower bonuses accrued during the first quarter of 2009. The overall number of full-time employees was eighty-nine as of March 31, 2009 compared to eighty-eight as of March 31, 2008 which includes a reduction in workforce in January 2009. This includes employees of our foreign subsidiary QuantNova which had seven full-time employees and one contract employee at March 31, 2009 and five employees at March 31, 2008. The amount of employee wages and benefits capitalized as software development costs was zero for the three months ended March 31, 2009 and $102,000 for the same period in 2008.

Software and market data

           The software and market data expense consists of payments to third-parties for data and trading platform access for the Company's clients and is a variable cost based on the number of clients, licenses and routing execution services. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. The Company's software and market data expenses decreased $750,000 from $1.6 million during the quarter ending March 31, 2008 to $904,000 for the same period in 2009- a decrease of 45.4%.

           The majority of the decrease in software and market data expense for the three months ended March 31, 2009 compared to the same period in 2008 was due to decreased costs associated with a reduction in a third party vendor's software and routing execution fees. The Company had many of its clients convert to its proprietary Tradient trading platform during the year ended 2008 to balance costs and fulfill customer trading software needs. The financial results for the quarter ended March 31, 2009 indicate these conversions resulted in reduced routing execution costs.

Advertising and promotional

           Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $182,000 during the quarter ended March 31, 2008 to $137,000 for the same period in 2009-a decrease of 24.6%. The Company decreased its advertising and promotional expenses for targeting new clients during the first quarter of 2009 and expects to increase such expenses during the remainder of 2009.

Professional fees

           Professional fees relate to legal and consulting fees incurred for such things as the Company's defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees decreased from $797,000 during the first quarter of 2008 to $687,000 during the same period in 2009-a decrease of 13.8%.

Communications and information technology

           The Company's communications and information technology expenses decreased from $257,000 during the three months ended March 31, 2008 to $239,000 for the same period in 2009-a decrease of 6.8%. As technology continues to play a major role in daily operations, the Company incurs expenses associated with multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider the Company maintains two co-location data centers in Chicago, Illinois. The firm continues to transfer services from third-party providers to internally based solutions and is enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third-party providers. The Company is continually investing in its technology and infrastructure systems including hardware and software upgrades and disaster recovery systems to enhance reliability, redundancy and efficiency.

 Depreciation and amortization

           Depreciation and amortization expenses were approximately $563,000 and $558,000 in the first quarter of 2009 and 2008, respectively. Intangible assets are comprised of the acquired customer list and trade name of $4.7 million and $1.8 million, respectively. During 2007, the acquired intangibles of $6,578,000 were being amortized on a straight-line basis over their estimated useful lives of ten years. During the first quarter of 2008 the estimated life of the customer list was reduced from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated. The customer list continues during the first quarter of 2009 to have an estimated life of five years.

Other general and administrative expenses

           Other general and administrative expenses of the Company increased from $467,000 during the first quarter of 2008 to $507,000 for the same period in 2009-an increase of 8.7%. The general and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation and other miscellaneous expenses incurred by the Company. During the first quarter of 2008, there was a gain from the reversal of liabilities for which the statute of limitations expired totaling approximately $354,000 (See Note 8) along with an acceleration of the remaining lease expense for the co-location and office located in Dallas of $130,000. In the first quarter of 2009 we had a reduction in bad debt expense of $80,000 compared to the same period in 2008 along with a further reversal of liabilities of $61,000 (See Note 8).

Income tax benefit (provision)

           The income tax benefit in the first quarter of 2009 of $210,000 relates to a deferred income tax benefit resulting from the net loss in the first quarter of 2009 assuming an effective tax rate of 39%. At March 31, 2009, the Company has income tax receivables totaling $716,264 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $196,000, and State of Illinois refund receivables from amendments to prior years' returns of approximately $123,000.

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

Cash and cash equivalents

           As reflected on the accompanying consolidated statements of cash flows, cash and cash equivalents declined $1.6 million to $6.2 million at March 31, 2009 compared to December 31, 2008. Cash used in operations was $1.6 million for the three months ended March 31, 2009 which included net loss of $329,809. Adjustments to reconcile net loss to net cash used in operating activities included depreciation and amortization totaling $563,000 and stock-based compensation of $30,000. This was offset by gains totaling $270,626 including: $210,000 in deferred income taxes and $60,626 of gains related to extinguishment of liabilities. Changes in cash segregated in compliance with federal regulations, receivables from customers and non-customers, and payables to customers and non-customers, aggregately, decreased cash flow from operations by $1.4 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers and clearing organizations primarily represent open transactions which typically settle or may be closed out within several days. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which were approximately $146.6 million at March 31, 2009.

           Cash used in investing activities for the three months ended March 31, 2009 was $87,701 due to the purchases of property and equipment.

           During 2008, the Company initiated a sweep account in which it deposits excess operating bank balances overnight into a money market account. In 2008 a few money market funds experienced a rare situation referred to as "breaking the buck", which left investors unlikely to get back all the cash they put in because the money market fund failed to maintain assets of at least $1 for every dollar invested, resulting in a loss of principal. The Company did not experience any loss of principal as a result of money market fund investments. The Company reviews all money market funds in which it invests to ensure, to the extent possible, that the Company's funds were not at risk.

 Cash segregated in compliance with federal regulations

           Cash segregated in compliance with federal regulations was $136.4 million at March 31, 2009 versus $141.2 million at December 31, 2008. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. The Company is required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

           The cash segregated in compliance with federal regulations had historically been in a special reserve account at one banking institution invested in an interest bearing cash account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. Due to the continuing banking crisis that began in 2008 now maintains special reserve accounts with multiple qualified banking institutions to mitigate credit risk. The Company has taken measures to diversify the banks in which it maintains customer and corporate accounts and monitors their bank performance ratios on a regular basis to help mitigate insolvency risk. All banks in which the Company maintains customer and corporate deposits are "Well Capitalized" in accordance with the FDIC's Regulatory "Prompt Corrective Action" risk capital rating system. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These changes are in full compliance with all regulatory requirements while providing customer protection of their funds held with the Company.

Lines of Credit

           The Company maintains secured credit lines used to facilitate its self-clearing broker-dealer operations. The rates on the lines of credit are determined daily by the banks and are based on the daily rates at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that brokerage cash balances and operating earnings will continue to be the primary source of liquidity for the Company in the future. At March 31, 2009 and December 31, 2008, we did not have any outstanding balances drawn on our credit lines.

Liquidity

           To the extent that business or transactional opportunities are presented the Company may need to raise additional capital or issue additional equity. Alternatives include, but are not limited to subordinated debt, term loans, and collateralized bank loans with multiple banking institutions but the current credit environment makes it difficult to raise capital through these means. The tighter credit market has made it more difficult for the Company to obtain capital for short-term financing of the Company's self-clearing operations and customer margin lending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

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

(b)      Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Company, resulted in erroneous trades far exceeding the buying power in Lee's account with the Company. While the exchange canceled a large number of these trades the Company was forced to cover Lee's short positions, resulting in a large debit position in Lee's account with the Company. The Company brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial Industry Regulatory Authority ("FINRA"). On February 13, 2009, Lee filed a counterclaim against the Company alleging that the Company's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of $2,802,077, the amount of punitive damages being the same amount as the Company is seeking as damages against Lee in this matter. The Company believes that it has strong defenses against this counterclaim and intends to vigorously defend against this claim. This matter is resulting from unusual trading by an individual client which resulted in a loss of approximately $2.8 million during the third quarter of 2008. The Company further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. The mistaken Lee trades may also be the subject of further inquiry or review by regulatory authorities.

           On April 29, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova Financial and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000 for improper handling of customer funds. The Company maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited, as its involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving less than the $500,000 the Claimant seeks to recover.

           On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against the Company as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. A formal response to the charges has been filed and the Company has begun discussions with FINRA to see if a negotiated settlement can be arranged. If a reasonable negotiated settlement cannot be achieved, it may be necessary to litigate this matter. For the first quarter of 2009, management increased the amount of its estimated and accrued reserves related to this matter to an amount that it currently believes to be reasonable for the negotiated settlement or other resolution of this matter. It is possible other regulatory agencies may make further inquiries into the matters which were the subject of the FINRA concern. The reserve is being reflected under the category "Accounts payable and accrued expenses" on the accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time and the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings at any time. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. The Company also is subject to periodic regulatory audits, inquiries and inspections.

Item 1A. Risk Factors

           There has been no material changes during the three months ended March 31, 2009 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Terra Nova Financial Group, Inc. (Registrant)

Date: May 13, 2009	/s/ Michael G. Nolan
Michael G. Nolan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2009	/s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)