Form 10-Q
period 2009-06-30
Terra Nova Financial Group Inc
filed 2009-08-13
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock, $0.01 par value per share, outstanding was 25,054,508 as of August 1, 2009.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$9,193,572	$7,889,553
Cash segregated in compliance with federal regulations	120,190,318	141,159,364
Receivables from brokers, dealers and clearing organizations	18,611,294	13,568,459
Receivables from customers and non-customers, net	8,850,339	4,858,360
Property and equipment, net	1,253,991	1,221,066
Capitalized software development costs, net	1,913,053	2,060,015
Intangible assets, net	3,426,439	4,111,514
Income tax receivables	716,264	1,446,264
Goodwill	7,501,408	7,501,408
Deferred income taxes, net	2,129,761	1,784,761
Other assets	1,131,810	1,346,764
Total assets	$174,918,249	$186,947,528

LIABILITIES AND SHAREHOLDERS' EQUITY

Payables to brokers, dealers and clearing organizations	$811,995	$913,621
Payables to customers and non-customers	140,724,283	151,970,566
Accounts payable and accrued expenses	2,605,058	2,525,692
Total liabilities	144,141,336	155,409,879

Commitments and contingencies

Shareholders' equity
Preferred stock; $10 par value; 5,000,000 shares authorized; (none issued)	-	-
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding at June 30, 2009 and 25,482,942 shares issued and outstanding at December 31, 2008	254,829	254,829
Treasury stock, at cost; 428,434 shares at June 30, 2009 and no shares at December 31, 2008	(272,056)	-
Additional paid-in capital	52,061,933	52,005,418
Accumulated deficit	(21,267,793)	(20,722,598)
Total shareholders' equity	30,776,913	31,537,649
Total liabilities and shareholders' equity	$174,918,249	$186,947,528

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Commissions and fees	$6,796,628	$7,122,860	$13,472,764	$15,291,616

Interest income	440,307	1,400,545	860,583	3,471,429
Interest expense on brokerage accounts	-	213,686	-	822,429
Net interest income	440,307	1,186,859	860,583	2,649,000

Software fees, net	229,682	193,333	487,201	352,336
Other revenue	63,084	42,482	107,358	196,487

Net revenues	7,529,701	8,545,534	14,927,906	18,489,439

EXPENSES
Commissions and clearing	2,387,600	2,863,605	5,088,258	5,779,003
Compensation and benefits	2,140,300	2,015,573	4,400,677	4,809,325
Software and market data	860,240	1,599,970	1,753,641	3,250,110
Advertising and promotional	207,111	148,196	294,340	255,185
Professional fees	692,314	515,080	1,379,235	1,311,931
Communications and information technology	227,275	191,523	466,465	448,094
Depreciation and amortization	568,987	568,368	1,132,255	1,125,931
Other general and administrative expenses	796,260	(36,129)	1,303,230	430,385

Total expenses	7,880,087	7,866,186	15,818,101	17,409,964

Income (loss) before income taxes	(350,386)	679,348	(890,195)	1,079,475

Income tax benefit (provision)	135,000	(280,118)	345,000	(508,118)

Net income (loss)	(215,386)	399,230	(545,195)	571,357

Dividends on preferred stock	-	(2,538)	-	(20,113)

Net income (loss) attributable to common shareholders	$(215,386)	$396,692	$(545,195)	$551,244

Net income (loss) per common share:
Basic	$(0.01)	$0.02	$(0.02)	$0.02

Diluted	$(0.01)	$0.02	$(0.02)	$0.02

Weighted average common shares outstanding:
Basic	25,453,124	26,037,661	25,467,950	26,223,876

Diluted	25,453,124	26,037,661	25,467,950	26,223,876

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(545,195)	$571,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	56,515	70,806
Depreciation and amortization	1,132,255	1,125,931
Deferred income taxes	(345,000)	85,889
Reversal of legal reserve	-	(140,000)
Gain on extinguishment of liabilities	(60,626)	(540,000)
Loss on write-off of assets	-	29,857
Change in operating assets and liabilities:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	20,969,046	(5,926,613)
Receivables from brokers, dealers and clearing organizations	(5,042,835)	10,201,144
Receivables from customers and non-customers	(3,991,979)	14,247,001
Income tax receivables	730,000	-
Other assets	214,954	86,453
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	(101,626)	5,399,246
Payables to customers and non-customers	(11,246,283)	(14,241,696)
Accounts payable and accrued expenses	139,992	710,811
Income tax liability	-	(572,945)

Net cash provided by operating activities	1,909,218	11,107,241

INVESTING ACTIVITIES
Purchases of property and equipment	(216,286)	(153,323)
Capitalization of software development costs	(116,857)	(613,467)

Net cash used in investing activities	(333,143)	(766,790)

FINANCING ACTIVITIES
Repurchase and retirement of common stock	-	(674,221)
Purchase of treasury stock	(272,056)	(589,260)
Preferred dividends paid	-	(50,063)
Redemption of preferred stock	-	(781,100)
Net payments on line of credit	-	(10,848,000)

Net cash used in financing activities	(272,056)	(12,942,644)

Net increase (decrease) in cash and cash equivalents	1,304,019	(2,602,193)
Cash and cash equivalents at beginning of period	7,889,553	7,937,880
Cash and cash equivalents at end of period	$9,193,572	$5,335,687

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$822,429

Cash (received) paid for income taxes	$(696,322)	$360,000

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

           Terra Nova Financial Group, Inc., an Illinois corporation, ("Parent", and collectively with its wholly-owned subsidiaries, the "Company," "firm," "we," "us," or "our"), is a holding company of businesses providing a range of products and services to the professional trading community. The Company has three primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers; Tradient Technologies, Inc. ("Tradient"), a financial technology development business, provides proprietary applications for electronic trade execution, order routing and clearing; SC QuantNova Research SRL, based in Bucharest, Romania, provides software development, architecture and engineering for Tradient and back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

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

           Tradient Technologies, Inc. ("Tradient"), a wholly-owned subsidiary of the Parent, is a technology development entity that builds applications for electronic trade execution, order routing and clearing. Tradient applications are marketed to broker-dealers, institutional portfolio managers and traders. Primary sources of revenue for Tradient include software licensing and order routing fees.

           SC QuantNova Research SRL ("QuantNova"), a wholly-owned subsidiary of the Parent, provides consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of June 30, 2009 had seven full-time employees and one contract employee.

The Parent also maintains the following wholly-owned subsidiaries:
•	Market Wise Stock Trading School, LLC ("MW School"), provides analysis tools to individuals and entities
•	Market Wise Securities, LLC ("MW Securities"), a FINRA broker-dealer
•	QNT, LLC, a newly formed and inactive subsidiary, formed on July 27, 2009

           The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Terra Nova Financial Group, Inc. and notes to the consolidated financial statements included in the Annual Report on Form 10-K of Terra Nova Financial Group, Inc. for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the condensed consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of June 30, 2009 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period. Management has evaluated subsequent events through August 13, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

            The accompanying condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

(d) Foreign Currency Translation

           The local currency of the Company's foreign operations, QuantNova, is considered to be its functional currency. Assets and liabilities of foreign operations are translated using quarter-end exchange rates and revenues and expenses are translated using average rates in effect during the month with the resulting adjustment, if material, included in other comprehensive income (loss). The foreign currency translation adjustments for three and six months ended June 30, 2009 and 2008 were immaterial.

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

           The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008 the estimated life of the customer list declined from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated. Amortization related to intangible assets for six months ended June 30, 2009 and June 30, 2008 was $685,075 and $676,854, respectively. The accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008 was $3,151,561 and $2,466,486, respectively.

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

(i) Receivables from Customers and Non-Customers

           Receivables from customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the condensed consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company has an allowance for potential credit losses based upon its assessment of specifically identified unsecured receivables and other factors. At June 30, 2009 and December 31, 2008, allowance for doubtful accounts totaled $13,500 and $15,000, respectively.

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

(l) Goodwill

           Goodwill is tested for impairment annually as of December 31, or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill at June 30, 2009 and December 31, 2008 of $7,501,408 was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Brokerages Services Segment. The Company performed its annual impairment test of goodwill as of December 31, 2008 and determined that there was no impairment. During 2007, the Company determined that as a result of the May 2006 acquisition, it was more-likely-than not that the Company would realize a portion of its deferred tax asset relating to its net operating loss carryforward. Accordingly, on December 31, 2007 the Company reduced the valuation allowance on its net deferred tax asset by $2,082,072 with an offsetting reduction to goodwill.

(m) Line of Credit

           From time to time, Terra Nova may obtain short-term bank loans to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. These loans are all secured with customer marginable positions.

(n) Income Taxes

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

(o) Reclassifications

           Certain reclassifications have been made to prior period amounts to conform to current period classifications.

(p) Recently Adopted Accounting Standards

           The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have an effect on its financial condition, results of operations or cash flows.

           The FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) retains the underlying concepts of SFAS 141, "Business Combinations" in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of aspects. The Company adopted SFAS 141(R) for any business combinations for which the acquisition date is on or after January 1, 2009. This new standard did not change the financial accounting and reporting for business combinations completed prior to the effective date of the new standard.

           The FASB issued Staff Position No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"). FSP FAS 107-1 amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have any impact on the Company's financial condition, results of operations or cash flows.

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

           For the three and six months ended June 30, 2009 and 2008 the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding - Basic	25,453,124	26,037,661	25,467,950	26,223,876
Weighted average shares outstanding - Diluted	25,453,124	26,037,661	25,467,950	26,223,876

           Common stock equivalents totaling 17,934,724 and 18,037,265 for both the three and six months ended June 30, 2009 and June 30, 2008, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized, 25,482,942 shares issued and 25,054,508 outstanding as of June 30, 2009. During the second quarter of 2009 the Company repurchased 428,434 shares of common stock for $272,056 which are held in treasury.

(b) Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allows management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization grants discretion to the Company's management to execute the repurchase program and there is no requirement to purchase any minimum number of shares. The repurchase program is intended to continue until April 30, 2010 but may be modified or terminated by the Company's Board of Directors prior to that date. The Company repurchased a total of 428,434 shares of common stock for $272,056 during the six months ended June 30, 2009, and all such repurchased shares are included in treasury stock. The Company intends to retain the common shares repurchased under the stock repurchase program as treasury stock rather than retire the repurchased shares.

(c) Non-employee Warrants

           Non-employee warrants outstanding as of June 30, 2009 totaled 14,374,200 with a weighted average exercise price of $2.93. During the six months ended June 30, 2009 and 2008 no non-employee warrants were granted or exercised.

(d) Restricted Stock

           As of June 30, 2009 and December 31, 2008, the Company had no outstanding non-vested shares related to equity incentive plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Brokerage Services Segment
Revenues, excluding interest	$6,859,712	$7,165,350	$13,580,122	$15,488,119
Interest income	440,307	1,400,537	860,583	3,471,413
Interest expense on brokerage accounts	-	(213,686)	-	(822,429)
Totals	7,300,019	8,352,201	14,440,705	18,137,103

Software Services Segment
Revenues	491,552	747,944	1,059,907	1,303,666

Elimination of intercompany charges from the Software segment to Brokerage segment	(261,870)	(554,611)	(572,706)	(951,330)
Totals	229,682	193,333	487,201	352,336

Net revenues	$7,529,701	$8,545,534	$14,927,906	$18,489,439

Depreciation and amortization:
Brokerage Services Segment	$394,097	$385,903	$784,105	$770,720
Software Services Segment	76,889	84,498	151,956	157,853
Corporate and Unallocated	98,001	97,967	196,194	197,358
Totals	$568,987	$568,368	$1,132,255	$1,125,931

Income (loss) before income taxes:
Brokerage Services Segment	$751,597	$773,420	$1,078,639	$1,868,589
Software Services Segment	(103,654)	400,795	(180,708)	97,354
Corporate and Unallocated	(998,329)	(494,867)	(1,788,126)	(886,468)
Totals	$(350,386)	$679,348	$(890,195)	$1,079,475

			June 30,	December 31,
Total Assets:			2009	2008
Brokerage Services Segment			$167,378,910	$181,868,725
Software Services Segment			776,498	733,125
Corporate and Unallocated			6,762,841	4,345,678
Total assets			$174,918,249	$186,947,528

Note 6 - Litigation

           On April 29, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova Financial and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. The Company maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited, as its involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving less than the $500,000 the Claimant seeks to recover. Accordingly, no liability has been recorded related to this claim.

           On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against the Company as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. A formal response to the charges has been filed and the Company is working to resolve the matter with FINRA. The Company has accrued a reserve it believes is sufficient to settle or otherwise resolve this matter.

            In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Company, resulted in erroneous trades far exceeding the buying power in Lee's account with the Company. While the exchange canceled a large number of these trades the Company was forced to cover Lee's short positions, resulting in a large debit position in Lee's account with the Company. The Company brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial Industry Regulatory Authority ("FINRA"). On February 13, 2009, Lee filed a counterclaim against the Company alleging that the Company's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of approximately $2,800,000, the amount of punitive damages being the same amount as the Company is seeking as damages against Lee in this matter. The Company believes that it has strong defenses and intends to vigorously defend against this claim. The Company further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. Accordingly, no liability has been recorded related to this claim. On May 1, 2009 the Company was informed that the mistaken Lee trades have also become the subject of an inquiry by NYSE Arca for the trades placed on that exchange.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time and the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings at any time. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. The Company also is subject to periodic regulatory audits, inquiries and inspections. In this regard, the Company has been notified by regulatory authorities of various ongoing investigations, which in some instances have included issuance of Wells letters. The Company has responded to such investigations as required. However, the Company is unable to predict the outcome of these matters.

Note 7 - Commitments and Contingencies

           In the ordinary course of business, there are certain contingencies which are not reflected in the condensed consolidated financial statements. These activities may expose the Company to credit risk in the event that broker-dealer clients are unable to fulfill their contractual obligations.

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

Note 8 - Reversal of Liabilities

           During the six months ended June 30, 2009 the Company determined the statute of limitations had expired on various debts totaling approximately $61,000. Accordingly, the Company reversed these liabilities from the condensed consolidated balance sheet upon the expiration of the statute of limitations. The gains on the reversal of liabilities are reflected under the category "Other general and administrative expenses" on the accompanying condensed consolidated statements of operations.

Note 9 - Income Taxes

           The Company recorded an income tax benefit for the six months ended June 30, 2009 of $345,000 based on an estimated annual effective tax rate of 39%. At June 30, 2009, the Company had income tax receivables totaling $716,264 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $196,000, and State of Illinois refund receivables from amendments to prior years' returns of approximately $120,000.

Note 10 - Regulatory Requirements

           Terra Nova and MW Securities are subject to the Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1") under the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital. Terra Nova is also subject to the Commodity Futures Trading Commission's ("CFTC") financial requirement ("Regulation 1.17"). Terra Nova calculates its net capital using the ''alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items. MW Securities is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer. The net capital requirements as of June 30, 2009 are as follows:

		Net capital requirement		Excess net capital
	Net Capital	FINRA	CFTC	FINRA	CFTC
Terra Nova Financial, LLC	$12,198,687	$1,500,000	$500,000	$10,698,687	$11,698,687
Market Wise Securities, LLC	$29,598	$5,000	$-	$24,598	$-

Note 11 - Share-Based Compensation

Stock Options and Warrants

           The fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model include: expected volatility based on historical volatility of the Company's common stock; expected life determined based on historical experience of similar awards, giving consideration to the award's contractual terms vesting schedules and expectations of future employee behavior; risk free interest rate; and expected dividend yield. Share-based compensation is recorded based on the grant date fair value of awards over respective requisite service periods net of estimated forfeitures based on historical employee termination behavior.

           The table below summarizes the Company's employee stock option and warrant plans as of June 30, 2009:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	4,341,767	533,024	3,808,743
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	3,027,500	472,500
Balance at June 30, 2009	7,841,767	3,560,524	4,281,243

           A summary of employee stock option activity, under the Company's LTIP, as of June 30, 2009, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	589,274	$1.71	3.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(56,250)	1.65	-	-
Balance at June 30, 2009	533,024	$1.71	3.2	$-
Options exercisable at June 30, 2009	235,512	$1.84	3.0	$-

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2009 was calculated as the number of in-the-money options times the difference between the exercise price of the underlying awards and the quoted closing market price of common stock at June 30, 2009. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

           As of June 30, 2009 the aggregate unrecognized compensation cost related to share-based compensation arrangements granted under stock option plans was $119,531. The cost is expected to be recognized over a weighted average period of approximately one and half years. During the six months ended June 30, 2009 and June 30, 2008 compensation expense of $56,515 and $70,806, respectively, was recognized related to options vesting under option plans.

           During the six months ended June 30, 2009 and June 30, 2008 no stock options were granted.

           A summary of employee warrant activity under the 2006 WIP as of June 30, 2009 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	3,027,500	$2.56	2.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2009	3,027,500	$2.56	2.1	$-
Warrants exercisable at June 30, 2009	1,801,250	$2.60	2.0	$-

           As of June 30, 2009, there was no unrecognized compensation cost related to unvested share-based compensation arrangements granted through warrants. During the six months ended June 30, 2009 and 2008, there was no compensation expense related to warrants.

           During the six months ended June 30, 2009 and 2008 no employee warrants were granted.

Note 12 - Property and Equipment and Capitalized Software Development Costs

           The following table represents the different classes of property and equipment and capitalized software development costs as of June 30, 2009 and December 31, 2008:

		June 30, 2009		December 31, 2008
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Computer and software	3-5	$645,131	$2,897,485	$668,531	$2,780,628
Furniture, fixtures and equipment	3-7	1,184,351	-	1,185,672	-
Leasehold improvements	5-10	119,590	-	119,590	-
		1,949,072	2,897,485	1,973,793	2,780,628

Accumulated depreciation and amortization		(695,081)	(984,432)	(752,727)	(720,613)
Net balance		$1,253,991	$1,913,053	$1,221,066	$2,060,015

           Depreciation and amortization related to property and equipment for six months ended June 30, 2009 and June 30, 2008 was $183,361 and $188,705, respectively. Amortization related to capitalized software development costs for the six months ended June 30, 2009 and June 30, 2008 was $263,819 and $260,372, respectively.

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

           The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of June 30, 2009.

Financial instruments owned, at fair value:	June 30, 2009
Money market funds held in cash and cash equivalents	$8,874,187
U.S. Treasury securities held as clearing deposits	5,198,370
Total	$14,072,557

           SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company's financials instruments owned at fair value as of June 30, 2009.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Total
Money market funds held in cash and cash equivalents	$8,874,187	$-	$-	$8,874,187
U.S. Treasury securities held as clearing deposits	5,198,370	-	-	5,198,370
Total	$14,072,557	$-	$-	$14,072,557

Note 14 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

           The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$10,723,275	$-	$4,332,350	$-
Clearing deposits & receivables/payables	7,888,019	811,995	9,236,109	913,621
Total	$18,611,294	$811,995	$13,568,459	$913,621

           The securities borrowed/loaned represent Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have shorted securities in their trading accounts. Credit approval is required for all broker-dealers from which securities are borrowed. Terra Nova monitors the collateral value daily and requires additional collateral if warranted. At times, Terra Nova loans securities to other broker-dealers. There were no loaned securities at June 30, 2009 and December 31, 2008.

           Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally, the Company is obligated to meet deposit requirements on a daily basis.

Note 15 - Subsequent Event

           On May 14, 2009 the Board of Directors approved the granting of 600,000 employee stock options under the Long Term Incentive Plan ("LTIP"). On August 3, 2009 600,000 stock options were granted to various employees pursuant to a previously adopted LTIP. The exercise price of the stock options is $0.80 which was the closing market price of the Company's common stock on the date of grant. The aggregate fair value of the stock option grants was $201,008 estimated on the date of grant using the Black-Scholes option pricing model. The stock options were issued with a term of five years and vest 33% after 12 months, an additional 33% after 24 months and the remaining 34% after 36 months.

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

Variability of Quarterly Results

           The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Quarterly revenues and operating results have varied in the past and are likely to vary in the future. Such fluctuations may result in volatility in the price of the Company's common stock. For information regarding the risks related to the variability of quarterly results, see Item 1A - "Risk Factors" of the Annual Report on Form 10-K of the Company for the year ended December 31, 2008.

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

           Professional traders, hedge funds, money managers and others come to Terra Nova, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, for what we believe to be good value in execution, clearing and prime brokerage services. The firm offers highly active traders what we believe are effective solutions for direct access trading in domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Clients can make unbiased executions on an agency-only basis through Terra Nova's 24-hour trading desk staffed with licensed brokers or through any of a range of different trading platforms suited to different trading styles. The firm also provides customizable, turn-key clearing solutions for broker-dealers and introducing brokers; and prime brokerage services well suited for small and mid-sized hedge funds. Terra Nova is located in Chicago, Illinois. During the second quarter of 2009, primary sources of revenue for Terra Nova include 91% from commissions and fees, 6% from net interest income and 3% from software fees. During the second quarter of 2008, the primary sources of revenue for Terra Nova included 84% from commissions and fees, 14% from net interest income and 2% from software fees.

           Tradient is the Company's financial technology development business, providing proprietary applications for electronic trade execution, order routing and clearing. Tradient platforms for real-time market data and direct access trading are intended to be designed for efficiency, consistency and value. Tradient platforms include its flagship product Tradient Pro, a fully customizable Level II trading platform; Tradient Plus, an easy-to-use, customizable trading platform offering essential equity and options trading features economically; and Tradient Web, a browser-based trading system with streaming Level I data. Tradient is located in Chicago, Illinois. Primary sources of revenue for Tradient include software licensing and order routing fees.

           QuantNova provides consulting, software development, electronic data processing, software architecture and engineering for Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of June 30, 2009 had seven full-time employees and one contract employee.

 Plan of Operation

2009 Initiatives

In 2009, the Company's current goals are to increase revenue growth through strategic initiatives involving marketing and sales operations, technology innovation and cost control, such as:

Pursue targeted segments:
•	Attract sophisticated traders by providing access to algorithmic trading, "black box" and non-click trading strategies;
•	Attract international active trading clients who are interested in the U.S. markets;
•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and
•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Broaden product offering:
•	Enhance the Tradient platforms and application program interface ("API");
•	Broaden the set of platforms from which to choose;
•	Refine complex options strategy offerings across all trading platforms;
•	Accessibility to portfolio margining; and
•	Ability to trade futures products on proprietary Tradient trading platforms.

Increase emphasis on sales and marketing:
•	Enhance the lead pipeline through increased web-based marketing and advertising programs targeted at highly active traders;
•	Increase the sales team personnel; and
•	Enable the sales team with improved tools and support.

Reduce costs to increase working capital:
•	Optimize order-flow costs;
•	Continue to align costs of order routing with third-party platforms; and
•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

           Terra Nova, the Company's broker-dealer subsidiary, while reliant upon the Tradient platforms, continues to improve its ability to operate as a technology neutral clearing agent for different front-end trading platforms. Our control over the back office processes allows the firm to accommodate business opportunities which revolve around non-traditional front-end trading platforms. We offer three proprietary trading platforms, Tradient Pro, Tradient Plus, and Tradient Web, along with RealTick, a real-time, Level II cross-asset trading platform developed by Townsend Analytics. Another platform offered is Sterling Trader Pro, developed by Sterling Financial, a customizable direct access trading platform. We also accommodate alternative order routing solutions including algorithmic trading with financial information eXchange ("FIX") protocol and API capability.

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

           The brokerage industry is a highly competitive industry with ongoing compression in commission pricing. In an effort to mitigate any impact from lower pricing we intend to continue to invest resources in our back office technology to lower the man-hours required to manage our systems and processing costs and attract high frequency trading clients.

           A slow down in the Company's business which began towards the end of 2008 has continued into the first and second quarters of 2009 and is reflected in lower commission and fee revenue for the first six months of 2009 as a result of lower volumes of stock, options and futures transactions. The Company reduced its workforce in January 2009 based on these continuing adverse economic conditions and intends to continue to review its headcount throughout 2009. We continue to see a reduction in net interest income resulting from low federal funds rates, our base rate to determine client debit and credit rates and earnings on our reserve deposits. Terra Nova relies on net interest income as a significant revenue source, thus the decrease in federal funds rate impacts our profitability. We are attempting to incorporate cost saving measures to offset declining revenues.

Critical Accounting Policies

           The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The following are believed to be the critical accounting policies, which could have the most significant effect on reported results and require the most difficult, subjective or complex judgments by management.

Goodwill

           Goodwill is tested for impairment annually as of December 31 or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, MW School and MW Securities acquisition in May 2006 and has been assigned to Terra Nova within the Brokerage Services Segment. The Company performed its annual impairment test of goodwill as of December 31, 2008 and determined that there was no impairment as of that date.

Capitalization of Software Development Costs

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

Share-Based Compensation

           Share-based payments, including grants of employee stock options, recognized in the condensed consolidated statements of operations based on their grant date fair values over their requisite service periods, less estimated forfeitures.

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

Income Taxes

           Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are etablished when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

Results of Operations

           The following table below represents net revenues and total expenses from the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and June 30, 2008. The financial information below is derived from the condensed consolidated financial statements and related notes in the Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Commissions and fees	$6,796,628	7,122,860	$13,472,764	15,291,616

Interest income	440,307	1,400,545	860,583	3,471,429
Interest expense on brokerage accounts	-	213,686	-	822,429
Net interest income	440,307	1,186,859	860,583	2,649,000

Software fees, net	229,682	193,333	487,201	352,336
Other revenue	63,084	42,482	107,358	196,487
Net revenues	7,529,701	8,545,534	14,927,906	18,489,439

Commissions and clearing	2,387,600	2,863,605	5,088,258	5,779,003
Compensation and benefits	2,140,300	2,015,573	4,400,677	4,809,325
Software and market data	860,240	1,599,970	1,753,641	3,250,110
Advertising and promotional	207,111	148,196	294,340	255,185
Professional fees	692,314	515,080	1,379,235	1,311,931
Communications and information technology	227,275	191,523	466,465	448,094
Depreciation and amortization	568,987	568,368	1,132,255	1,125,931
Other general and administrative expenses	796,260	(36,129)	1,303,230	430,385
Total expenses	7,880,087	7,866,186	15,818,101	17,409,964

Income (loss) before income taxes	(350,386)	679,348	(890,195)	1,079,475

Income tax benefit (provision)	135,000	(280,118)	345,000	(508,118)

Net income (loss)	$(215,386)	$399,230	$(545,195)	$571,357

 Three and Six Months ended June 30, 2009 and 2008

           Unlike the first quarter of 2009 that showed a decline in the Dow Jones Industrial Average ("Dow') and Standard & Poor's 500 ("S&P 500") of 13.3% and 11.7%, respectively, the Dow and S&P 500 rebounded sharply in the second quarter of 2009 with positive returns of 11% and 15.2%, respectively. The improved market sentiment did not bring substantially increased trading volumes to the Company unlike the total U.S. stock trading volume which was 19% higher in the second quarter 2009 compared to the second quarter 2008.

           The reduced level of trading in the early part of the first quarter of 2009 continued into the second quarter providing the Company with reduced volumes of stock, options and futures transactions by our clients. The total equity shares traded declined 1.4 billion to 3.0 billion during the first six months of 2009 compared to the first six months of 2008. In addition, we experienced a decline of 290,000 futures contracts to 1.3 million during the first six months of 2009 versus the same period last year. The total option contracts traded increased 544,000 to 4.7 million during the first six months of 2009 versus the same period last year. This reduction in activity is due in part to seasonal moderation of trading activity along with a decline in our number of clients.

           The decline in the federal funds interest rates has reduced the Company's net interest income which declined $1.8 million during the six months ended in 2009 compared to the same period in 2008. We monitor the federal funds rate daily on invested client funds and adjust our client's credit and debit rates accordingly to maintain an acceptable spread. By managing the spread between debit rates earned and credit rates paid we have been able to increase our interest rate spread even though overall net interest income has declined from lower federal funds rates. We have also experienced a decline in both credit and debit client cash balances which also caused a decline in overall net interest income.

           Our results for the six months ended June 30, 2009 reflect the following important factors:
•	Net loss for the six months ended June 30, 2009 of $545,195 includes the following non-cash expenses among other non-cash items:
°	Depreciation expense on property and equipment of $183,361
°	Amortization expense on capitalized software of $263,819
°	Amortization expense on intangible assets of $685,075
°	Share-based compensation of $56,515
•	Overall trading activity based on tickets was down 24% and reflects a 36% decrease in the number of tickets executed on third-party software trading platforms and a 19% decline in the tickets executed on the Tradient platform during the six months ended June 30, 2009 compared to the same period in 2008.
•	Higher net software fees of $135,000 from Tradient platform subscriptions for the six months ended June 30, 2009 versus the same period last year. The number of Tradient platforms users declined from 2,665 as of June 30, 2008 to 2,109 as of June 30, 2009. The net increase was primarily due to fewer users qualifying for the rebate for the six months ended June 30, 2009 compared to the same period last year. The rebate is based on users achieving certain trading levels each month.
•	Posted average revenue per employee of approximately $85,600 based on eighty-eight full-time employees for the three months ended June 30, 2009 compared to $97,100 based on eighty-eight full-time employees for the same period in 2008. Revenue per employee was down for the six months ended June 30, 2009 compared to the same period last year due to lower net interest income and commission revenue.

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

           The Company's commissions and fees decreased from $7.1 million in the second quarter of 2008 to $6.8 million in the second quarter of 2009-a decrease of 4.6% due primarily from lower trading activity offset by an increase in the average commission rate. The increase in average commission rate is due from the termination of one strategic relationship that did not meet our targeted margin levels. For the six months ended June 30, 2009 commissions and fees decreased from $15.3 million to $13.5 million-a decrease of 11.9% which is also due to lower trading activity offset by an increase in the average commission rate. For the six months ended June 30, 2008 compared to same period ending June 30, 2009 the firm showed a decrease in options and equity commissions of 14% along with a 43% decline in futures commissions.

           The Company's total trade tickets declined 844,000 to 2.2 million during the six months ending June 30, 2009 from the same period in 2008.

Net interest income

           As a self-clearing broker-dealer the Company receives interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $1.4 million for the three months ended June 30, 2008 to $440,000 for the same period in 2009 and for six months ended June 30, 2009 declined $2.6 million to $861,000-a decrease of 75%. Interest income was impacted both by a decline in client debit and credit cash balances and lower federal fund rates. The interest earned on segregated cash balances was also impacted by the lower federal funds rate.

           During the first six months of 2009 the Federal Reserve did not change the federal funds rate which remains in a range of 0% to 0.25%. During 2008 the Federal Reserve Open Market Committee lowered the federal funds rate 75 basis points on January 22; 50 basis points on January 30; 75 basis points on March 18; 25 basis points on April 30; 50 basis points on October 8; 50 basis points on October 29; and, on December 16 reduced federal funds rate to a range of 0% to 0.25%, which totaled a reduction of 400 basis points during 2008. All client credit and margin debit rates are based off the federal funds rate. The Company also borrows securities resulting from clients who have short securities and receives interest from broker-dealers who have collateralized with cash in return for borrowing the securities.

           Interest expense on brokerage accounts was $214,000 during the three months ended June 30, 2008 compared to zero during the three months ended June 30, 2009 and for the six months ended June 30, 2009 declined $822,000 to zero-a decrease of 100%. As a self-clearing broker-dealer the Company pays interest to clients on cash credit balances as well as interest to banks for short-term client related loans.

Software fees, net

           The Company's net software fees are generated from software subscription fees and exchange charges Net software fees increased 18.9% to $230,000 during the three months ended June 30, 2009 from $193,000 during the same period in 2008. For six months ended June 30, 2009, net software fees increased $135,000 to $487,000-an increase of 38.3%. The number of Tradient platform users declined from 2,665 users as of June 30, 2008 to 2,109 users as of June 30, 2009. The net increase was primarily due to fewer users qualifying for the rebate for the three months ended June 30, 2009 compared to the same period last year. The rebate is based on users achieving certain trading levels each month. Additionally, a strategic relationship was terminated in January 2009 that accounted for a majority of the decline in users as well as the change in rebates earned. The increase for the six months ended June 30, 2009 is due to having more users on average during the period compared to last year and fewer clients qualifying for rebates.

Expenses

Commissions and clearing

           A percentage of the commissions the Company earns are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. The Company has access to multiple Electronic Communication Networks ("ECNs") and other execution venues and the Company pays a fee (or rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. The Company is a member of multiple exchange and regulatory organizations and must pay them fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant and the Company pays execution fees associated with those futures transactions. Lastly, included in commissions and clearing are soft dollar and sales commission expenses.

           The Company's commissions and clearing expense decreased from $2.9 million for three months ended June 30, 2008 to $2.4 million for three months ended June 30, 2009-a decrease of 16.6%. The decline is attributable to lower volumes and better execution rates. Additionally, the company experienced a slight shift in the mix of revenue to more correspondent clearing relationships which have a higher percentage payouts. For the six months ended June 30, 2009 the Company's commissions and clearing expense decreased $691,000 to $5.1 million-a decrease of 12%. The percentage decline in expense for six months closely matches the percentage decline in commission and fee revenue.

Compensation and benefits

           Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits increased $125,000 to $2.1 million for the three months ended June 30, 2009-an increase of 6.2%. The increase during the second quarter of 2009 compared to the same period in 2008 was due primarily to $540,000 of capitalized salaries related to software development in 2008 compared to $120,000 during second quarter of 2009 offset by a reduction in bonuses. During the second quarter of 2009 was a $300,000 bonus reduction compared to the second quarter of 2008. For the six months ended June 30, 2009 the Company's compensation and benefits expense decreased $409,000 to $4.4 million-a decrease of 8.5%. The decline is attributable to lower bonus accrual offset by less capitalized salaries software development. The overall number of full-time employees remained constant at eighty-eight as of June 30, 2009 and June 30, 2008, which includes a reduction in workforce in January 2009 exactly offset by an increase in headcount at our Romanian subsidiary. The total headcount numbers include employees of our foreign subsidiary QuantNova which had seven full-time employees and one contract employee at June 30, 2009 and five employees at June 30, 2008.

Software and market data

           The software and market data expense consists of payments to multiple third-parties for data and trading platform access for the Company's clients and is a variable cost based on the number of clients, licenses and order routing execution services. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. The Company's software and market data expenses decreased $740,000 from $1.6 million during the quarter ending June 30, 2008 to $860,000 for the same period in 2009- a decrease of 46.2%. For the six months ended June 30, 2009 the Company's software and market data expense decreased $1.5 million to $1.75 million-a decrease of 46%.

           The majority of the decrease in software and market data expense for the three and six months ended June 30, 2009 compared to the same period in 2008 was due to decreased costs associated with a reduction in a third party vendor's software and order routing execution fees. The Company, during the second half of 2008 and to a lesser extent in 2009 had many of its clients convert to Tradient its proprietary trading platform to balance costs and fulfill client trading software needs.

Advertising and promotional

           Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses increased from $148,000 during the quarter ended June 30, 2008 to $207,000 for the same period in 2009-a increase of 40%. For the six months ended June 30, 2009 the Company's advertising and promotional expense increased $39,000 to $294,000-an increase of 15%.

Professional fees

           Professional fees relate to legal and consulting fees incurred for such things as the Company's defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees increased from $515,000 during the second quarter of 2008 to $692,000 during the same period in 2009-an increase of 34.4%. For the six months ended June 30, 2009 the Company's professional fees expenses increased $67,000 to $1.4 million-an increase of 5.1%.

Communications and information technology

           The Company's communications and information technology expenses increased from $191,000 during the three months ended June 30, 2008 to $227,000 for the same period in 2009-an increase of 18.7%. For the six months ended June 30, 2009 the Company's communications and information technology expenses increased $18,400 from the same 2008 period to 466,000-an increase of 4.1%. The Company incurs expenses associated with multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider the Company maintains two co-location data centers in Chicago, Illinois. The firm continues to transfer services from third-party providers to internally based solutions and is enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third-party providers. The Company is continually investing in its technology and infrastructure systems including hardware and software upgrades and disaster recovery systems to enhance reliability, redundancy and efficiency.

Depreciation and amortization

           Depreciation and amortization expenses remained consistent at approximately $569,000 in the second quarter of 2009 compared to the second quarter of 2008. For the six months ended June 30, 2009 the Company's depreciation and amortization expense remained consistent with the six months ended June 30, 2008 at approximately $1.1 million.

Other general and administrative expenses

           Other general and administrative expenses of the Company increased from ($36,129) during the second quarter of 2008 to $796,000 for the same period in 2009. For the six months ended June 30, 2009 the Company's other general and administrative expenses increased $873,000-an increase of 203%. The general and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation and other miscellaneous expenses incurred by the Company. The increase for both the three and six month periods is from the reversal of liabilities for which the statute of limitations expired totaling approximately $540,000 during the second quarter of 2008 and an increase in our legal fine accrual in the second quarter of 2009.

Income tax benefit (provision)

           The income tax benefit for the six months ended June 30, 2009 of $345,000 based on an estimated annual effective tax rate of 39%. At June 30, 2009, the Company has income tax receivables totaling $716,264 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $196,000, and State of Illinois refund receivables from amendments to prior years' returns of approximately $120,000.

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

Cash and cash equivalents

           As reflected on the accompanying condensed consolidated statements of cash flows, cash and cash equivalents increased $1.3 million to $9.2 million at June 30, 2009 compared to December 31, 2008. Cash provided by operations was $1.9 million for the six months ended June 30, 2009 which included net loss of $545,195. Adjustments to reconcile net loss to net cash provided by operating activities included depreciation and amortization totaling $1.1 million and stock-based compensation of $57,000. This was offset by gains totaling $406,000 including: $345,000 in deferred income taxes and $60,626 of gains related to extinguishment of liabilities. Changes in cash segregated in compliance with federal regulations, receivables from customers and non-customers, and payables to customers and non-customers, aggregately, decreased cash flow from operations by $5.7 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers and clearing organizations consist primarily of securities borrowed, commissions receivable, securities related to the clearance of transactions and deposits with clearing organizations. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which totaled approximately $140.7 million as of June 30, 2009.

           Cash used in investing activities for the three months ended June 30, 2009 was $333,000 due to the purchases of property and equipment of $216,000 and capitalization of software development costs of $117,000.

           During 2008, the Company initiated a sweep account in which it deposits excess operating bank balances overnight into a money market account. In 2008 a few money market funds experienced a rare situation referred to as "breaking the buck", which left investors unlikely to get back all the cash they put in because the money market fund failed to maintain assets of at least $1 for every dollar invested, resulting in a loss of principal. The Company did not experience any loss of principal as a result of money market fund investments. The Company reviews all money market funds in which it invests to ensure, to the extent possible, that the Company's funds are not at risk.

Cash segregated in compliance with federal regulations

           Cash segregated in compliance with federal regulations was $120.2 million at June 30, 2009 versus $141.2 million at December 31, 2008. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. The Company is required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

           The cash segregated in compliance with federal regulations had historically been in a special reserve account at one banking institution invested in an interest bearing cash account for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934. Due to the continuing banking crisis that began in 2008, the Company now maintains special reserve accounts with multiple qualified banking institutions to mitigate credit risk. The Company has taken measures to diversify the banks in which it maintains customer and corporate accounts and monitors their bank performance ratios on a regular basis to help mitigate insolvency risk. All banks in which the Company maintains customer and corporate deposits are "Well Capitalized" in accordance with the FDIC's Regulatory "Prompt Corrective Action" risk capital rating system. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These changes are in full compliance with all regulatory requirements while providing customer protection of their funds held with the Company.

 Line of Credit

           The Company maintains a secured credit line used to facilitate its self-clearing broker-dealer operations. The rate on the line of credit is determined daily by the bank and is based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be the primary source of liquidity for the Company in the future. At June 30, 2009 and December 31, 2008, we did not have any outstanding balances drawn on our credit line.

Liquidity

           To the extent that business or transactional opportunities are presented the Company may need to raise additional capital or issue additional equity. Current alternatives include, but are not limited to subordinated debt, term loans, and collateralized bank loans with multiple banking institutions but the current credit environment makes it difficult to raise capital through these means. The tighter credit market has made it more difficult for the Company to obtain capital for short-term financing of the Company's self-clearing operations and customer margin lending.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T. Controls and Procedures

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

(b)      Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

           On April 29, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova Financial and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. The Company maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited, as its involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving less than the $500,000 the Claimant seeks to recover. Accordingly, no liability has been recorded related to this claim.

           On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against the Company as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. A formal response to the charges has been filed and the Company is working to resolve the matter with FINRA. The Company has accrued a reserve it believes is sufficient to settle or otherwise resolve this matter.

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Company, resulted in erroneous trades far exceeding the buying power in Lee's account with the Company. While the exchange canceled a large number of these trades the Company was forced to cover Lee's short positions, resulting in a large debit position in Lee's account with the Company. The Company brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial Industry Regulatory Authority ("FINRA"). On February 13, 2009, Lee filed a counterclaim against the Company alleging that the Company's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of approximately $2,800,000, the amount of punitive damages being the same amount as the Company is seeking as damages against Lee in this matter. The Company believes that it has strong defenses and intends to vigorously defend against this claim. The Company further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. Accordingly, no liability has been recorded related to this claim. On May 1, 2009 the Company was informed that the mistaken Lee trades have also become the subject of an inquiry by NYSE Arca for the trades placed on that exchange.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time and the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings at any time. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. The Company also is subject to periodic regulatory audits, inquiries and inspections. In this regard, the Company has been notified by regulatory authorities of various ongoing investigations, which in some instances have included issuance of Wells letters. The Company has responded to such investigations as required. However, the Company is unable to predict the outcome of these matters.

Item 1A. Risk Factors

           There has been no material changes during the six months ended June 30, 2009 to the risk factors described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)      None.

(b)      None.

(c)      On May 1, 2009 the Company's Board of Directors authorized the use of up to $3,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company is to conduct the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on May 1, 2009 and will expire on April 30, 2010. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. In the second quarter of 2009 the Company repurchased 428,434 shares valued at $272,056 of which 428,434 shares were held in treasury stock at June 30, 2009. The Company is intending to retain the common shares repurchased under the stock repurchase program as treasury stock rather than retire the repurchased shares.

           The following table sets forth information on the Company's common stock buyback program for the first six months ended June 30, 2009:

Quarter ending	Total number of shares purchased in quarter	Total number of shares purchased as part of publicly announced plan	Average price paid per share	Approximate dollar value of shares purchased under the plan
June 2009	428,434	428,434	$0.63	$272,056

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

           The Company's 2009 Annual Meeting of Shareholders was held on Thursday, May 14, 2009 in Chicago, Illinois. In connection with the Annual Meeting proxies were solicited and the stockholders voted on the following proposals:

To Elect Six directors to Board of Directors, Each for a Term of One Year.

           At the Annual Meeting, the holders of common stock elected the following six persons, comprising the full Board of Directors, each to serve for a term of one year.

	For Election		Withhold		Abstain / Broker Non-Votes
	Number	Percentage	Number	Percentage	Number
Gayle C. Tinsley	18,487,045	99.07%	174,191	0.93%	-
Stephen B. Watson	18,464,338	98.99%	187,898	1.01%	-
Bernay Box	18,531,672	99.35%	120,564	0.65%	-
Charles B. Brewer	18,531,672	99.35%	120,564	0.65%	-
Michael G. Nolan	18,594,422	99.69%	57,814	0.31%	-
Russell N. Crawford	18,464,338	98.99%	187,898	1.01%	-

To Ratify the Appointment of KBA Group LLP as Independent Auditors for the 2009 Fiscal Year.

           At the Annual Meeting the holders of common stock approved the ratification of the Board of Directors' appointment of KBA Group LLP as the Company's independent auditors for the year ending December 31, 2009. The following is the total and percentage of votes cast to ratify the appointment of KBA Group LLP as the Company's independent auditors for 2009.

For	Against	Abstain / Broker Non-Votes	Total
18,649,279	704	2,253	18,652,236
99.99%	0.00%	0.01%	100%

           Effective June 1, 2009, KBA Group LLP joined BKD, LLP. As a result, KBA resigned and BKD, LLP was appointed as the Company's independent registered public accounting firm.

Item 5. Other Information

(a)      None.

(b)      Not Applicable.

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
Terra Nova Financial Group, Inc. (Registrant)

Date: August 13, 2009	/s/ Michael G. Nolan
Michael G. Nolan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	/s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)