Form 10-Q
period 2009-09-30
Terra Nova Financial Group Inc
filed 2009-11-13
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock, $0.01 par value per share, outstanding was 25,054,508 as of November 1, 2009.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$6,481,304	$7,889,553
Cash segregated in compliance with federal regulations	149,390,045	141,159,364
Receivables from brokers, dealers and clearing organizations	32,907,231	13,568,459
Receivables from customers and non-customers, net of allowance for doubtful accounts	10,295,347	4,858,360
Property and equipment, net of accumulated depreciation and amortization	1,307,758	1,221,066
Capitalized software development costs, net of accumulated amortization	1,798,575	2,060,015
Intangible assets, net of accumulated amortization	3,083,901	4,111,514
Income tax receivables	738,285	1,446,264
Goodwill	7,501,408	7,501,408
Deferred income taxes	2,499,761	1,784,761
Other assets	1,193,435	1,346,764
Total assets	$217,197,050	$186,947,528

LIABILITIES AND SHAREHOLDERS' EQUITY

Payables to brokers, dealers and clearing organizations	$1,191,819	$913,621
Payables to customers and non-customers	183,377,532	151,970,566
Accounts payable and accrued expenses	2,426,404	2,525,692
Total liabilities	186,995,755	155,409,879

Commitments and contingencies

Shareholders' equity
Preferred stock - $10 par value; 5,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding at September 30, 2009 and 25,482,942 shares issued and outstanding at December 31, 2008	254,829	254,829
Treasury stock, common, at cost; 428,434 shares at September 30, 2009 and no shares at December 31, 2008	(272,056)	-
Additional paid-in capital	52,096,682	52,005,418
Accumulated deficit	(21,878,160)	(20,722,598)
Total shareholders' equity	30,201,295	31,537,649
Total liabilities and shareholders' equity	$217,197,050	$186,947,528

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Commissions and fees	$6,288,807	$8,147,071	$19,761,940	$23,438,687

Interest income	329,017	1,376,672	1,189,231	4,848,101
Interest expense on brokerage accounts	-	187,260	-	1,009,689
Net interest income	329,017	1,189,412	1,189,231	3,838,412

Software fees, net	229,778	210,821	716,978	563,157
Other revenues	154,833	163,243	262,192	359,731

Net revenues	7,002,435	9,710,547	21,930,341	28,199,987

EXPENSES:
Commissions and clearing	2,575,546	2,488,600	7,663,804	8,267,603
Compensation and benefits	2,216,306	2,315,995	6,616,982	7,125,321
Software and market data	741,207	1,330,087	2,494,848	4,580,196
Advertising and promotional	161,798	214,906	456,139	470,091
Professional fees	653,566	736,876	2,032,802	2,048,807
Communications and information technology	246,875	189,618	713,341	637,712
Depreciation and amortization	583,662	595,923	1,715,916	1,721,854
Bad debt expense	-	3,553,296	-	3,470,890
Other general and administrative expenses	825,863	464,310	2,129,092	977,102

Total expenses	8,004,823	11,889,611	23,822,924	29,299,576

Loss before income taxes	(1,002,388)	(2,179,064)	(1,892,583)	(1,099,589)

Income tax benefit	392,021	785,814	737,021	277,696

Net loss	(610,367)	(1,393,250)	(1,155,562)	(821,893)

Dividends on preferred stock	-	-	-	(20,113)

Loss attributable to common shareholders	$(610,367)	$(1,393,250)	$(1,155,562)	$(842,006)

Loss per common share:
Basic	$(0.02)	$(0.05)	$(0.05)	$(0.03)

Diluted	$(0.02)	$(0.05)	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic	25,054,508	25,520,694	25,328,622	25,987,771

Diluted	25,054,508	25,520,694	25,328,622	25,987,771

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,155,562)	$(821,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	91,264	107,094
Bad debt expense	-	3,470,890
Depreciation and amortization	1,715,916	1,721,854
Gain on sale of seat on exchange	-	(300,142)
Deferred income taxes	(715,000)	(392,630)
Reversal of legal reserve	-	(140,000)
Gain on extinguishment of liabilities	(60,626)	(540,000)
Loss on write-off of assets	50,000	32,127
Change in operating assets and liabilities:
(Increase) decrease in assets:
Cash segregated in compliance with federal regulations	(8,230,681)	(31,593,762)
Receivables from brokers, dealers and clearing organizations	(19,338,772)	(21,192,697)
Receivables from customers and non-customers	(5,436,987)	25,888,918
Income tax receivables	707,979	(1,225,464)
Other assets	103,329	(29,763)
Increase (decrease) in liabilities:
Payables to brokers, dealers and clearing organizations	278,198	20,077
Payables to customers and non-customers	31,406,966	29,811,231
Accounts payable and accrued expenses	(38,662)	(1,247,711)
Income tax liability	-	(592,918)

Net cash provided by (used in) operating activities	(622,638)	2,975,211

Cash flows from investing activities:
Proceeds from sale of seat on exchange	-	309,642
Purchases of property and equipment	(370,718)	(263,460)
Capitalization of software development costs	(142,837)	(722,394)

Net cash used in investing activities	(513,555)	(676,212)

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(1,314,378)
Purchase of treasury stock	(272,056)	-
Preferred dividends paid	-	(50,063)
Redemption of preferred stock	-	(781,100)
Net payments on line of credit	-	(7,222,179)

Net cash used in financing activities	(272,056)	(9,367,720)

Net decrease in cash and cash equivalents	(1,408,249)	(7,068,721)
Cash and cash equivalents at beginning of period	7,889,553	7,937,880
Cash and cash equivalents at end of period	$6,481,304	$869,159

Supplemental cash flow information:
Cash paid for interest	$-	$1,009,689

Cash (received) paid for income taxes	$(696,322)	$1,933,316

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

           Terra Nova Financial Group, Inc., an Illinois corporation, ("Parent", and collectively with its wholly-owned subsidiaries, the "Company," "firm," "we," "us," or "our"), is a holding company of businesses providing a range of products and services to the professional trading community. The Company has three primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers; Tradient Technologies, Inc. ("Tradient"), a financial technology development business, provides proprietary applications for electronic trade execution, order routing and clearing; SC QuantNova Research SRL ("QuantNova"), based in Bucharest, Romania, provides software development, architecture and engineering for Tradient and back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

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

           Tradient, a wholly-owned subsidiary of the Parent, is a technology development entity that builds applications for electronic trade execution, order routing and clearing. Tradient applications are marketed to broker-dealers, institutional portfolio managers and traders. Primary sources of revenue for Tradient include software licensing and order routing fees.

           QuantNova, a wholly-owned subsidiary of the Parent, provides consulting, software development, electronic data processing, software architecture and engineering for the Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of September 30, 2009 has eight full-time employees.

           The Parent also maintains the following wholly-owned subsidiaries:
•	Market Wise Securities, LLC ("MW Securities"), a FINRA broker-dealer
•	QNT, LLC, a new subsidiary, formed on July 27, 2009

Basis of Presentation

           The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Terra Nova Financial Group, Inc. and notes to the consolidated financial statements included in the Annual Report on Form 10-K of Terra Nova Financial Group, Inc. for the year ended December 31, 2008.

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the condensed consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of September 30, 2009 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.

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

(d) Foreign Currency Translation

            The local currency of the Company's foreign operations, QuantNova, is considered to be its functional currency. Assets and liabilities of foreign operations are translated using quarter-end exchange rates and revenues and expenses are translated using average exchange rates in effect during the month with the resulting adjustment, if material, included in other comprehensive income (loss). To date, foreign currency translation adjustments have been immaterial.

(e) Cash and Cash Equivalents

           The Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents consist primarily of cash held in liquid commercial bank accounts or clearing organization accounts paying a "money market" rate of interest. The Company also has a sweep account which deposits excess operating bank balances overnight into a money market account.

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

(g) Long-Lived Assets

           Long-lived assets, primarily consisting of definite lived intangible assets, property and equipment and capitalized software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.

(h) Intangible Assets

           The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2009 and 2008 was $1,027,613 and $1,015,281, respectively. The accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008 was $3,494,099 and $2,466,486, respectively.

(i) Receivables from Brokers, Dealers and Clearing Organizations

           Receivables from brokers, dealers and clearing organizations consist primarily of securities borrowed, commissions receivable, and deposits with clearing organizations. Transactions involving borrowed securities require the Company to provide the counterparty with collateral in the form of cash. The Company adjusts this amount on a daily basis as the value of the securities borrowed may change. The Company utilizes various third-party clearing brokers for institutional, prime brokerage, equity and option clearing business and fully-disclosed futures business.

(j) Receivables from Customers and Non-Customers

           Receivables from customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the condensed consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may reduce in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova. The Company has an allowance for potential credit losses based upon its assessment of specifically identified unsecured receivables and other factors. At September 30, 2009 and December 31, 2008, allowance for doubtful accounts totaled $13,500 and $15,000, respectively.

(k) Payables to Customers and Non-Customers

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

 (l) Revenue Recognition

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

(m) Goodwill

           Goodwill is tested for impairment annually on December 31 or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill at September 30, 2009 and December 31, 2008 of $7,501,408 was created from the Terra Nova, Market Wise Stock Trading School, LLC and MW Securities acquisition in May 2006 and has been assigned to the Terra Nova reporting unit within the Brokerages Services Segment. The Company performed its annual impairment test of goodwill on December 31, 2008 and determined that there was no impairment.

(n) Line of Credit

           From time to time, Terra Nova may obtain a short-term bank loan to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. This short-term bank loan is fully secured with customer marginable positions.

(o) Income Taxes

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

(p) Reclassifications

           Certain reclassifications have been made to prior period amounts to conform to current period classifications.

(q) Recently Adopted Accounting Standards

           In June 2009, the FASB established the FASB Accounting Standards Codification ("ASC") as the sole source of authoritative generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of the ASC did not impact the Company's financial condition, results of operations or cash flows.

           On May, 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this new standard during the quarter ended June 30, 2009. The adoption of this standard did not impact the Company's financial condition, results of operations or cash flows.

           In December 2007, the FASB amended the business combinations accounting guidance. The amended guidance retains the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of aspects. The amended guidance on business combinations is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009.

           In April 2009, the FASB amended disclosure guidance about fair value of financial statements to require fair value disclosures for interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions of the amended disclosure guidance during the quarter ended June 30, 2009.

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

           For the three and nine months ended September 30, 2009 and September 30, 2008 the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding - Basic	25,054,508	25,520,694	25,328,622	25,987,771
Weighted average shares outstanding - Diluted	25,054,508	25,520,694	25,328,622	25,987,771

           Common stock equivalents totaling 18,132,694 and 18,004,724 for both the three and nine months ended September 30, 2009 and September 30, 2008, respectively, are excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized, 25,482,942 shares issued and 25,054,508 shares outstanding as of September 30, 2009.

(b) Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allows management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization grants discretion to the Company's management to execute the repurchase program and there is no requirement to purchase any minimum number of shares. The repurchase program is intended to continue until April 30, 2010 but may be modified or terminated by the Company's Board of Directors prior to that date. The Company repurchased a total of 428,434 shares of common stock for $272,056 during the nine months ended September 30, 2009. All such repurchased shares are included in treasury stock. The Company intends to retain the common shares repurchased under the stock repurchase program as treasury stock rather than retire the repurchased shares.

(c) Non-employee Warrants

           Non-employee warrants outstanding as of September 30, 2009 totaled 14,002,170 with a weighted average exercise price of $2.79. During the nine months ended September 30, 2009 and 2008 no non-employee warrants were granted or exercised.

(d) Restricted Stock

           As of September 30, 2009 and December 31, 2008, the Company had no outstanding non-vested shares related to equity incentive plans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Brokerage Services Segment
Revenues, excluding interest	$6,443,640	$8,310,314	$20,024,132	$23,798,418
Interest income	329,017	1,376,672	1,189,231	4,848,101
Interest expense on brokerage accounts	-	(187,260)	-	(1,009,689)
Totals	6,772,657	9,499,726	21,213,363	27,636,830

Software Services Segment
Revenues	447,458	821,213	1,507,365	2,124,879

Elimination of intercompany charges from the Software segment to Brokerage segment	(217,680)	(610,392)	(790,387)	(1,561,722)
Totals	229,778	210,821	716,978	563,157

Net revenues	$7,002,435	$9,710,547	$21,930,341	$28,199,987

Depreciation and amortization
Brokerage Services Segment	$401,418	$385,552	$1,185,523	$1,156,261
Software Services Segment	83,299	111,816	235,254	269,670
Corporate and Unallocated	98,945	98,555	295,139	295,923
Totals	$583,662	$595,923	$1,715,916	$1,721,854

Income (loss) before income taxes
Brokerage Services Segment	$160,704	$(1,704,096)	$1,239,343	$164,503
Software Services Segment	(196,342)	268,571	(377,050)	365,925
Corporate and Unallocated	(966,750)	(743,539)	(2,754,876)	(1,630,017)
Totals	$(1,002,388)	$(2,179,064)	$(1,892,583)	$(1,099,589)

			September 30,	December 31,
Total Assets			2009	2008
Brokerage Services Segment			$212,465,319	$181,868,725
Software Services Segment			706,457	733,125
Corporate and Unallocated			4,025,274	4,345,678
Total assets			$217,197,050	$186,947,528

Note 6 - Contingencies

Litigation and Claims

           On September 25, 2009, a FINRA arbitration panel in the matter of Friedman v. Riverside Securities, Jordan Zaro and Terra Nova found in favor of the claimant and awarded damages together with attorneys' fees, costs and interest against the defendants who were held jointly and severally liable. The matter involved a dispute under which claimant contended that Zaro engaged in improper trades in her account. The Company accrued $285,000 in satisfaction of the judgment and is seeking indemnification and contribution from the co-defendants.

           On or about September 25, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-05462, the case of Beatriz Santana and the Estate of Guillermo Zuniga v. Southwest Securities, Carlos Manuel Garcia and Terra Nova in which the plaintiff seeks to recover up to $500,000. The complaint alleges that Terra Nova negligently or knowingly allowed co-defendant Garcia to improperly manage the account of Santana and Zuniga. Terra Nova maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited. Accordingly, no liability has been recorded related to this claim.

           On April 29, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. Terra Nova maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited, as its involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving less than the $500,000 the claimant seeks to recover. Accordingly, no liability has been recorded related to this claim.

            On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against Terra Nova as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. Terra Nova signed an Acceptance, Waiver and Consent document to settle this proceeding in October of 2009. The amount of the settlement has been reserved as of September 30, 2009.

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Terra Nova, resulted in erroneous trades far exceeding the buying power in Lee's account with Terra Nova. While the exchange canceled a large number of these trades Terra Nova was forced to cover Lee's short positions, resulting in a large debit position in Lee's account with Terra Nova. Terra Nova brought a collection action against Lee by filing arbitration Case Number 08-4728 before FINRA. On February 13, 2009, Lee filed a counterclaim against Terra Nova alleging that Terra Nova's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of approximately $2,800,000, the amount of punitive damages being the same amount as Terra Nova is seeking as damages against Lee in this matter. Terra Nova believes that it has strong defenses and intends to vigorously defend against this claim. Terra Nova further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. Accordingly, no liability has been recorded related to this claim.

           On May 1, 2009 Terra Nova was informed that the mistaken Lee trades have become the subject of an inquiry by NYSE Arca for the trades placed on that exchange.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry. The Company also is subject to periodic regulatory audits, inquiries and inspections. In this regard, the Company has been notified by regulatory authorities of various ongoing investigations. The Company has responded to all requests related to such investigations. At this time, management is unable to predict with certainty the outcome of these matters.

Note 7 - General Contingencies

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

Note 8 - Reversal of Liabilities

           During the nine months ended September 30, 2009 the Company determined the statute of limitations had expired on various debts totaling approximately $61,000. Accordingly, the Company reversed these liabilities from the condensed consolidated balance sheet upon the expiration of the statute of limitations. The gains on the reversal of liabilities are reflected under the category "Other general and administrative expenses" on the accompanying condensed consolidated statements of loss.

Note 9 - Income Taxes

           The Company recorded an income tax benefit for the three and nine months ended September 30, 2009 of $392,021 and $737,021, respectively, based on an estimated annual effective tax rate of 39%. At September 30, 2009, the Company had income tax receivables totaling $738,285 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior years' returns of approximately $150,000.

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

           Terra Nova is also subject to the Commodity Futures Trading Commission's ("CFTC") financial requirement ("Regulation 1.17") under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires the maintenance of minimum net capital. Terra Nova is a futures commission merchant and is required to maintain minimum net capital equal to the greater of its net capital requirement under Rule 15c3-1, (i) $1,500,000 or (ii) 2.0% of aggregate debit items, or the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Regulation 1.17 and 4% of the total risk margin requirements for all positions carried in non-customer accounts with a required net capital minimum of $500,000.

           MW Securities is an inactive broker-dealer and is subject to a minimum capital requirement of $5,000 as a FINRA broker-dealer.

           Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis. The net capital requirements for the Company's broker-dealer subsidiaries as of September 30, 2009 are as follows:

		Minimum Net Capital Requirement		Excess Net Capital
	Net Capital	SEC	CFTC	SEC	CFTC
Terra Nova Financial, LLC	$11,301,401	$1,500,000	$500,000	$9,801,401	$10,801,401
Market Wise Securities, LLC	$29,598	$5,000	$-	$24,598	$-

Note 11 - Share-Based Compensation

Stock Options and Warrants

           The fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model include: expected volatility of the Company's common stock estimated based on historical volatility and management's estimate of future volatility; expected life estimated based on historical employee exercise behavior for similar awards, giving consideration to the award's contractual terms vesting schedules and expectations of future employee behavior; risk-free interest rate; and expected dividend yield. Share-based compensation is recorded based on the grant date fair value of awards over their respective requisite service periods, net of estimated forfeitures based on historical employee termination behavior.

           The table below summarizes the Company's employee stock option and warrant plans as of September 30, 2009:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	4,361,564	1,103,024	3,258,540
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	3,027,500	472,500
Balance at September 30, 2009	7,861,564	4,130,524	3,731,040

           A summary of employee stock option activity, under the Company's LTIP, as of September 30, 2009, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	589,274	$1.71	3.7	$-
Granted	600,000	0.80	4.8	-
Exercised	-	-	-	-
Cancelled	(86,250)	1.65	-	-
Balance at September 30, 2009	1,103,024	$1.22	4.0	$-
Options exercisable at September 30, 2009	286,137	$1.80	2.8	$-

           On May 14, 2009 the Board of Directors approved the granting of 600,000 employee stock options under the LTIP. On August 3, 2009 the 600,000 stock options were granted to various employees with an exercise price of $0.80 which was also the closing market price of the Company's common stock. The fair value of the stock options granted in August 2009 was approximately $0.34 per share using the Black-Scholes option pricing model. The fair value of these awards was estimated based on the following assumptions: expected volatility of 40%; risk-free interest rate of 4.28%, and a dividend yield of 0%. These stock options were issued with a term of five years and vest 33% after 12 months, an additional 33% after 24 months and the remaining 34% after 36 months. The resultant share-based compensation expense of $201,000 will be recognized over the requisite service period.

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2009 was calculated as the number of in-the-money options times the difference between the exercise price of the underlying awards and the quoted closing market price of the Company's common stock at September 30, 2009. The aggregate intrinsic value of stock options exercised is determined by the number of options times the difference between the exercise price of the underlying awards and the quoted closing market price of the Company's common stock on the exercise date.

           As of September 30, 2009 the aggregate unrecognized compensation cost related to share-based compensation arrangements granted under stock option plans was approximately $228,000. The cost is expected to be recognized over a weighted average period of approximately three years. During the nine months ended September 30, 2009 and 2008 compensation expense of $91,000 and $107,000, respectively, was recognized related to options vesting under option plans.

           A summary of employee warrant activity under the 2006 WIP as of September 30, 2009 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	3,027,500	$2.56	2.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at September 30, 2009	3,027,500	$2.56	1.8	$-
Warrants exercisable at September 30, 2009	3,027,500	$2.56	1.8	$-

           As of September 30, 2009, there was no unrecognized compensation cost related to warrants granted under the 2006 WIP. During the nine months ended September 30, 2009 and 2008, there was no compensation expense related to warrants.

           During the nine months ended September 30, 2009 and 2008 no employee warrants were granted.

Note 12 - Property and Equipment and Capitalized Software Development Costs

           The following table represents the different classes of property and equipment and capitalized software development costs as of September 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Computer and software	3-5	$735,199	$2,923,466	$668,531	$2,780,628
Furniture, fixtures and equipment	3-7	1,193,624	-	1,185,672	-
Leasehold improvements	5-10	119,589	-	119,590	-
		2,048,412	2,923,466	1,973,793	2,780,628

Accumulated depreciation and amortization		(740,654)	(1,124,891)	(752,727)	(720,613)
Net balance		$1,307,758	$1,798,575	$1,221,066	$2,060,015

           Depreciation and amortization related to property and equipment for three months ended September 30, 2009 and 2008 was $100,666 and $88,928, respectively. Depreciation and amortization related to property and equipment for nine months ended September 30, 2009 and 2008 was $284,026 and $277,633, respectively. Amortization related to capitalized software development costs for the three months ended September 30, 2009 and 2008 was $140,458 and $168,568, respectively. Amortization related to capitalized software development costs for the nine months ended September 30, 2009 and 2008 was $404,277 and $428,940, respectively.

Note 13 - Fair Value Measurements

           In September 2006, the FASB issued ASC Topic 820, "Fair Value Measurements", ("Topic 820") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).

           The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of September 30, 2009.

Financial instruments owned, at fair value:	September 30, 2009
Money market funds held in cash and cash equivalents	$5,928,557
U.S. Treasury securities held as clearing deposits	13,895,425
Total	$19,823,982

           Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

           The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

•	Level 1- Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.

           The following table sets forth by level within the fair value hierarchy the Company's financials instruments owned at fair value as of September 30, 2009.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Total
Money market funds held in cash and cash equivalents	$5,928,557	$-	$-	$5,928,557
U.S. Treasury securities held as clearing deposits	13,895,425	-	-	13,895,425
Total	$19,823,982	$-	$-	$19,823,982

Note 14 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

           The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Receivables	Payables	Receivables	Payables
Securities borrowed/loaned	$16,398,975	$-	$4,332,350	$-
Clearing deposits & receivables/payables	16,508,256	1,191,819	9,236,109	913,621
Total	$32,907,231	$1,191,819	$13,568,459	$913,621

           The securities borrowed/loaned represent Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have sold securities not yet purchased ("short sales") in their trading accounts. At times, Terra Nova loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. There were no loaned securities at September 30, 2009 and December 31, 2008. Credit approval is required for all broker-dealers from which securities are borrowed and loaned. Terra Nova monitors the collateral value daily and requires additional collateral if warranted.

           Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally, the Company is obligated to meet deposit requirements on a daily basis.

Note 15 - Subsequent Events

           Management has evaluated subsequent events through November 13, 2009, the date of issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

           Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2008 and in Item 1A - "Risk Factors" of this Quarterly Report, and in other securities filings by the Company with the SEC.

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

Variability of Quarterly Results

           The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Quarterly revenues and operating results have varied in the past and are likely to vary in the future. Such fluctuations may result in volatility in the price of the Company's common stock. For information regarding the risks related to the variability of quarterly results, see Item 1A - "Risk Factors" of the Annual Report on Form 10-K of the Company for the year ended December 31, 2008 and Item 1A - "Risk Factors" of this Quarterly Report.

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

           Professional traders, hedge funds, money managers and others come to Terra Nova, a broker-dealer registered with the Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, for what we believe to be good value in execution, clearing and prime brokerage services. The firm offers highly active traders what we believe are effective solutions for direct access trading in domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Clients can make unbiased executions on an agency-only basis through Terra Nova's 24-hour trading desk staffed with licensed brokers or through any of a range of different trading platforms suited to different trading styles. The firm also provides customizable, turn-key clearing solutions for broker-dealers and introducing brokers; and prime brokerage services well suited for small and mid-sized hedge funds. Terra Nova is located in Chicago, Illinois. During the third quarter of 2009, primary sources of revenue for Terra Nova include 90% from commissions and fees, 5% from net interest income and 3% from software fees. During the third quarter of 2008, the primary sources of revenue for Terra Nova included 84% from commissions and fees, 12% from net interest income and 2% from software fees.

           Tradient is the Company's financial technology development business providing proprietary applications for electronic trade execution, order routing and clearing. Tradient platforms for real-time market data and direct access trading are intended to be designed for efficiency, consistency and value. Tradient platforms include its flagship product Tradient Pro, a fully customizable Level II trading platform; Tradient Plus, an easy-to-use, customizable trading platform offering essential equity and options trading features economically; and Tradient Web, a browser-based trading system with streaming Level I data. Tradient is located in Chicago, Illinois. Primary sources of revenue for Tradient include software licensing and order routing fees.

           QuantNova provides consulting, software development, electronic data processing, software architecture and engineering for Tradient trading platforms and backoffice clearing software. QuantNova is based in Bucharest, Romania and as of September 30, 2009 had eight full-time employees.

Plan of Operation

2009 Initiatives

           In 2009, our current goals are to increase revenue growth through strategic initiatives involving marketing and sales operations, technology innovation and cost control, such as:

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

           We intend to continue to focus on improving its capital structure, technology and business processes. We expect to continue to increase our systems and backoffice clearing capacity for anticipated growth in the number of transactions and executions that it processes in the future. We plan to invest resources in back office technology to lower operating costs.

           The brokerage industry is a highly competitive industry with ongoing compression in commission pricing. In an effort to mitigate any impact from lower pricing we intend to continue to invest resources in our back office technology to lower the man-hours required to manage our systems and processing costs and attract high frequency trading clients.

           A slow down in our business which began towards the end of 2008 has continued through the first nine months of 2009 and is reflected in lower commission and fee revenues. We reduced our workforce in January 2009 based on these continuing adverse economic conditions and intends to continue to review headcount throughout 2009. We continue to see a reduction in net interest income resulting from low federal funds rates, our base rate to determine client debit and credit rates and earnings on our reserve deposits. Terra Nova relies on net interest income as a significant revenue source, thus the decrease in federal funds rate impacts our profitability. We are attempting to incorporate cost saving measures to offset declining revenues.

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

Goodwill

           Goodwill is tested for impairment annually on December 31 or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the carrying value is less than fair value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted future cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. The entire amount of goodwill was created from the Terra Nova, Market Wise Stock Trading School, LLC and Market Wise Securities acquisition in May 2006 and has been assigned to Terra Nova within the Brokerage Services Segment. The Company performed its annual impairment test of goodwill on December 31, 2008 and determined that there was no impairment as of that date.

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

Share-Based Compensation

           Share-based payments, including grants of employee stock options, are recognized in the condensed consolidated statements of loss based on their grant date fair values over their requisite service periods, less estimated forfeitures.

Long-Lived Assets

           Long-lived assets, consisting primarily of definite lived intangible assets, property and equipment and capitalized software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount the asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.

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

Results of Operations

           The following table below represents net revenues and total expenses from the condensed consolidated statements of loss for the three and nine months ended September 30, 2009 and 2008. The financial information below is derived from the condensed consolidated financial statements and related notes in the Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended Septermber 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Commissions and fees	$6,288,807	8,147,071	$19,761,940	23,438,687

Interest income	329,017	1,376,672	1,189,231	4,848,101
Interest expense on brokerage accounts	-	187,260	-	1,009,689
Net interest income	329,017	1,189,412	1,189,231	3,838,412

Software fees, net	229,778	210,821	716,978	563,157
Other revenue	154,833	163,243	262,192	359,731
Net revenues	7,002,435	9,710,547	21,930,341	28,199,987

Commissions and clearing	2,575,546	2,488,600	7,663,804	8,267,603
Compensation and benefits	2,216,306	2,315,995	6,616,982	7,125,321
Software and market data	741,207	1,330,087	2,494,848	4,580,196
Advertising and promotional	161,798	214,906	456,139	470,091
Professional fees	653,566	736,876	2,032,802	2,048,807
Communications and information technology	246,875	189,618	713,341	637,712
Depreciation and amortization	583,662	595,923	1,715,916	1,721,854
Bad debt expense	-	3,553,296	-	3,470,890
Other general and administrative expenses	825,863	464,310	2,129,092	977,102
Total expenses	8,004,823	11,889,611	23,822,924	29,299,576

Loss before income taxes	(1,002,388)	(2,179,064)	(1,892,583)	(1,099,589)

Income tax benefit	392,021	785,814	737,021	277,696

Net loss	$(610,367)	$(1,393,250)	$(1,155,562)	$(821,893)

Three and Nine Months ended September 30, 2009 and 2008

           The Company's clients mainly trade in the United States equity, futures and options markets. There is a direct correlation between the volume of our clients' trading activity and our profitability. The Company cannot predict future trading volumes in the United States equity, futures and options markets but if client trading activity increases we expect that it would have a positive impact on our profitability. If client trading activity declines we also expect that it would have a negative impact on our profitability.

           The reduced level of trading in stock and futures by our clients in the early part of the first quarter of 2009 continued into the third quarter providing the Company with reduced volumes of stock and futures transactions offset by an increase in option transactions. The total equity shares traded declined 2.2 billion shares to 4.3 billion shares during the first nine months of 2009 compared to the first nine months of 2008. In addition, we experienced a decline of 0.7 million futures contracts to 1.8 million futures contracts during the first nine months of 2009 versus the same period last year. This reduction in activity is primarily due to a decline in our number of clients. The total option contracts traded increased 2.0 million option contracts to 8.2 million option contracts during the first nine months of 2009 versus the same period last year. This increase is due to both an increase in the number of clients trading only options as well as increased trading activity within those existing accounts that trade equities and options.

           The changes in client debit and credit cash balances may significantly impact our profitability along with changes in interest rates. The Company seeks to mitigate interest rate risk by aligning the average duration of our interest-earning assets with that of our interest-bearing liabilities. We cannot predict the direction of interest rates or the levels of client debit and credit cash balances. If interest rates rise the Company generally expects to earn a larger net interest spread. Conversely, a falling interest rate environment generally would result in our earning a smaller net interest spread.

           The decline in the federal funds interest rates has reduced the Company's net interest income which declined $2.6 million during the nine months ended in 2009 compared to the same period in 2008. We monitor the federal funds rate daily on invested client funds and adjust our client's credit and debit interest rates accordingly to maintain an acceptable spread. We have also experienced a decline in both credit and debit client cash balances which also caused a decline in overall net interest income.

           Our results for the nine months ended September 30, 2009 reflect the following important factors:
•	Net loss for the nine months ended September 30, 2009 of $1,155,562 includes the following non-cash expenses among other non-cash items:
°	Depreciation expense on property and equipment of $284,026
°	Amortization expense on capitalized software of $404,277
°	Amortization expense on intangible assets of $1,027,613
°	Share-based compensation of $91,264
•	Overall trading activity based on tickets was down 29% and reflects a 28% decrease in the number of tickets executed on third-party software trading platforms and a 34% decline in the tickets executed on the Tradient proprietary platforms during the nine months ended September 30, 2009 compared to the same period in 2008.
•	Higher net software fees of $153,821 from Tradient platform subscriptions for the nine months ended September 30, 2009 versus the same period last year. The number of Tradient platforms users declined from 2,804 as of September 30, 2008 to 2,070 as of September 30, 2009. The net increase in net software fees was primarily due to fewer platform users qualifying for a software rebate for the nine months ended September 30, 2009 compared to the same period last year. The software rebate is based on users achieving certain trading levels each month.
•	Posted average revenue per employee of approximately $78,700 based on eighty-nine full-time employees for the three months ended September 30, 2009 compared to $107,900 based on ninety full-time employees for the same period in 2008. Revenue per employee was down for the three months ended September 30, 2009 compared to the same period last year due to lower net interest income and commission revenue.

Revenues

Commissions and fees

           The Company's commissions and fees revenue is dependent on the overall trading activity in the United States equity, futures and options markets by our clients. Commissions revenues consist of executing NYSE and NASDAQ listed securities and OTC securities along with exchange listed options transactions, futures and futures options, ETFs, fixed income and mutual funds. Commissions revenues are recorded on a settlement date basis. Fee revenue is generated from clients accessing market data through proprietary software platforms and various account maintenance fees.

           The Company's commissions and fees decreased from $8.1 million in the third quarter of 2008 to $6.3 million in the third quarter of 2009-a decrease of 22.8% due primarily to lower trading activity offset by an increase in the average commission rate. For the nine months ended September 30, 2009 commissions and fees decreased from $23.4 million to $19.7 million-a decrease of 15.7% which is also due to lower trading activity offset by an increase in the average commission rate. For the nine months ended September 30, 2009 compared to same period ending September 30, 2008 the firm showed a decrease in equity commissions of 16.1%, a 1.5% increase in options commissions, and a 50.4% decline in futures commissions.

           The Company's total trade tickets declined 1.3 million to 3.1 million during the nine months ending September 30, 2009 from the same period in 2008.

Net interest income

           As a self-clearing broker-dealer the Company receives interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $1.4 million for the three months ended September 30, 2008 to $329,000 for the same period in 2009 and for nine months ended September 30, 2009 declined $3.7 million to $1.2 million-a decrease of 75%. Interest income was impacted both by a decline in client debit and credit cash balances and lower federal fund rates from the year earlier. The interest earned on segregated cash balances was also impacted by the low federal funds rate.

           During the first nine months of 2009 the Federal Reserve did not change the federal funds rate which remains in a range of 0% to 0.25%. During 2008 the Federal Reserve Open Market Committee lowered the federal funds 400 basis points. All client credit and margin debit rates are based off the federal funds rate. The Company also borrows securities resulting from clients who have short securities and receives interest from broker-dealers who have collateralized with cash in return for borrowing the securities.

           Interest expense on brokerage accounts was $187,000 during the three months ended September 30, 2008 compared to zero during the three months ended September 30, 2009 and for the nine months ended September 30, 2009 declined $1 million to zero-a decrease of 100%. As a self-clearing broker-dealer the Company pays interest to clients on cash credit balances as well as interest to banks for short-term client related loans.

Software fees, net

           The Company's net software fees are generated from software subscription fees and exchange charges. Net software fees increased 9% to $230,000 during the three months ended September 30, 2009 from $211,000 during the same period in 2008. For nine months ended September 30, 2009, net software fees increased $154,000 to $717,000-an increase of 27.3%. The number of Tradient platform users declined from 2,804 users as of September 30, 2008 to 2,070 users as of September 30, 2009. The net increase for both the three month and nine months ended September 30, 2009 was primarily due to fewer users qualifying for a software rebate during 2009. The software rebate is based on users achieving certain trading levels each month. Additionally, a strategic relationship was terminated in January 2009 that accounted for a majority of the decline in users as well as the change in software rebates earned.

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

           The Company's commissions and clearing expense increased from $2.5 million for three months ended September 30, 2008 to $2.6 million for three months ended September 30, 2009-an increase of 3.5%. The increase is attributable to higher ECN transaction fees. Additionally, the Company experienced a slight shift in the mix of revenue to more correspondent clearing relationships which have higher percentage commission payouts. For the nine months ended September 30, 2009 the Company's commissions and clearing expense decreased $604,000 to $7.7 million-a decrease of 7.3%.

Compensation and benefits

           Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits decreased $100,000 to $2.2 million for the three months ended September 30, 2009-a decrease of 4.3%. The decrease during the third quarter of 2009 compared to the same period in 2008 was due primarily to a reduction in bonuses accrued. For the nine months ended September 30, 2009 the Company's compensation and benefits expense decreased $508,000 to $6.6 million-a decrease of 7.1%. The decline is attributable to lower bonus accrual offset by less capitalized salaries software development. The overall number of full-time employees was eighty-nine as of September 30, 2009 and ninety as September 30, 2008, which includes a reduction in workforce in January 2009, offset by an increase in headcount at our Romanian subsidiary, QuantNova. The total headcount numbers include employees of our foreign subsidiary QuantNova which had eight full-time employees at September 30, 2009 and six employees at September 30, 2008.

Software and market data

           The software and market data expense consists of payments to multiple third-parties for data and trading platform access for the Company's clients and is a variable cost based on the number of clients, licenses and order routing execution services. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. The Company's software and market data expenses decreased $589,000 from $1.3 million during the quarter ending September 30, 2008 to $741,000 for the same period in 2009- a decrease of 44.3%. For the nine months ended September 30, 2009 the Company's software and market data expense decreased $4.6 million to $2.5 million-a decrease of 45.4%.

           The majority of the decrease in software and market data expense for the three and nine months ended September 30, 2009 compared to the same period in 2008 was due to decreased costs associated with a reduction in a third party vendor's software and order routing execution fees. The Company, during the second half of 2008 and to a lesser extent in 2009, had many of its clients convert to Tradient, its proprietary trading platform, to balance costs and fulfill client trading software needs.

Advertising and promotional

           Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $215,000 during the quarter ended September 30, 2008 to $162,000 for the same period in 2009-a decrease of 24.7%. For the nine months ended September 30, 2009 the Company's advertising and promotional expense decreased $14,000 to $456,000-a decrease of 3%.

Professional fees

           Professional fees relate to legal and consulting fees incurred for such things as the Company's defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees decreased from $737,000 during the third quarter of 2008 to $654,000 during the same period in 2009-a decrease of 11.3%. For the nine months ended September 30, 2009 the Company's professional fees expenses decreased $16,000 to $2 million-a decrease of 0.8%.

Communications and information technology

           The Company's communications and information technology expenses increased from $190,000 during the three months ended September 30, 2008 to $247,000 for the same period in 2009-an increase of 30.2%. For the nine months ended September 30, 2009 the Company's communications and information technology expenses increased $76,000 from the same 2008 period to $713,000-an increase of 11.9%. The Company incurs expenses associated with multiple vendors providing communications and network connectivity. To enhance capacity and reliability as a self-clearing broker-dealer financial services technology provider, the Company maintains two co-location data centers in Chicago, Illinois. The firm continues to transfer services from third-party providers to internally based solutions and is enhancing various facilities to better meet the needs of the organization, reduce expenses and lower reliance on third-party providers.

Depreciation and amortization

           For the nine months ended September 30, 2009 the Company's depreciation and amortization expense remained consistent with the nine months ended September 30, 2008 at approximately $1.7 million.

Bad debt expense

           Bad debt expense decreased from $3.5 million for the three and nine months ended September 30, 2008 to zero for the three and nine months ended September 30, 2009. The bad debt expense in 2008 resulted from two isolated customer trading losses.

Other general and administrative expenses

           Other general and administrative expenses of the Company increased from $464,000 during the third quarter of 2008 to $826,000 for the same period in 2009. For the nine months ended September 30, 2009 the Company's other general and administrative expenses increased $1.2 million to $2.1 million-an increase of 118%. General and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation and other miscellaneous expenses incurred by the Company. The increase for both the three and nine month periods is due to an increase in our legal fine accrual of $530,000 in the nine months ended September 30, 2009. In addition, there was a gain from the reversal of liabilities for which the statute of limitations expired totaling approximately $540,000 during the nine months ended September 30, 2008 and a $300,142 gain on the sale of a seat on the Boston Stock Exchange during the third quarter of 2008.

Income tax benefit (provision)

           The Company recorded an income tax benefit for the three and nine months ended September 30, 2009 of $392,021 and $737,021, respectively, based on an estimated annual effective tax rate of 39%. At September 30, 2009, the Company had income tax receivables totaling $738,285 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior years' returns of approximately $150,000.

Liquidity and Capital Resources

           The Company's broker-dealer subsidiaries are subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements (See Note 10 - Regulatory Requirements), as a self-clearing broker-dealer, the Company is required to deposit funds with clearing organizations, such as DTCC and OCC, which may be large in relation to the Company's total liquid assets and may vary significantly based on client trading activity. At the present, the Company believes it has sufficient capital on hand to meet all such capital requirements. These capital requirements are subject to change from time to time. Unforeseen increases in regulatory capital requirements may impact the Company's growth and operational plans depending on the amount of the increase.

 Cash Flow

           As reflected on the accompanying condensed consolidated statements of cash flows, cash and cash equivalents declined $1.4 million to $6.5 million at September 30, 2009 compared to December 31, 2008. Cash used in operating activities was $623,000 for the nine months ended September 30, 2009 which included net loss of $1.2 million. Adjustments to reconcile net loss to net cash used in operating activities for nine months ended September 30, 2009 included depreciation and amortization totaling $1.7 million. This was offset by a change in deferred taxes totaling $715,000 and $60,626 of gains related to extinguishment of liabilities. Changes in cash segregated in compliance with federal regulations, receivables from customers and non-customers, and payables to customers and non-customers, aggregately, decreased cash flow from operations by $17.7 million. Receivables from customers and non-customers are primarily client margin loans secured by marketable securities. Receivables from and payables to brokers, dealers and clearing organizations consist primarily of securities borrowed, commissions receivable, securities related to the clearance of transactions and deposits with clearing organizations. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which totaled approximately $183.4 million as of September 30, 2009.

           Cash used in investing activities for the nine months ended September 30, 2009 was $514,000 due to the purchases of property and equipment of $371,000 and capitalization of software development costs of $143,000.

           Cash used in financing activities for the nine months ended September 30, 2009 was $272,000 due to the purchases of treasury stock.

           Cash and cash equivalents on the statement of condensed consolidated balance sheets consists primarily of cash held in liquid commercial bank accounts or clearing organization accounts paying a "money market" rate of interest. The Company also has a sweep account which deposits excess operating bank balances overnight into a money market account. The Company reviews all money market funds in which it invests to ensure, to the extent possible, that the Company's funds are not at risk.

Cash segregated in compliance with federal regulations

           Cash segregated in compliance with federal regulations was $149.4 million at September 30, 2009 versus $141.2 million at December 31, 2008. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. The Company is required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the second following business day.

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

Line of Credit

           We maintain a credit line secured by customer securities used to facilitate its self-clearing broker-dealer operations. The rate on the line of credit is determined daily by the bank and is based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be the primary source of liquidity for the Company in the future. At September 30, 2009, we did not have any outstanding balance drawn on our credit line. In the fourth quarter of 2009 the Company added a second credit line secured by customer securities with a qualified banking institution which will also be used occasionally to facilitate timing issues to meet daily cashflow needs.

Liquidity

           To the extent that business or transactional opportunities are presented the Company may need to raise additional capital or issue additional equity. Current alternatives include, but are not limited to subordinated debt, term loans, and collateralized bank loans with multiple banking institutions, however, the current credit environment makes it difficult to raise capital through these means. The tighter credit market has made it more difficult for the Company to obtain capital for short-term financing of the Company's self-clearing operations and customer margin lending. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be the primary source of liquidity for the Company in the future.

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

(b) Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

           On September 25, 2009, a FINRA arbitration panel in the matter of Friedman v. Riverside Securities, Jordan Zaro and Terra Nova found in favor of the claimant and awarded damages together with attorneys' fees, costs and interest against the defendants who were held jointly and severally liable. The matter involved a dispute under which claimant contended that Zaro engaged in improper trades in her account. The Company accrued $285,000 in satisfaction of the judgment and is seeking indemnification and contribution from the co-defendants.

           On or about September 25, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-05462, the case of Beatriz Santana and the Estate of Guillermo Zuniga v. Southwest Securities, Carlos Manuel Garcia and Terra Nova in which the plaintiff seeks to recover up to $500,000. The complaint alleges that Terra Nova negligently or knowingly allowed co-defendant Garcia to improperly manage the account of Santana and Zuniga. Terra Nova maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited. Accordingly, no liability has been recorded related to this claim.

           On April 29, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. Terra Nova maintains that it has acted properly and will vigorously defend this matter. The Company believes the potential for liability in this matter is limited, as its involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving less than the $500,000 the claimant seeks to recover. Accordingly, no liability has been recorded related to this claim.

           On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against Terra Nova as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly relate to activities that occurred in 2004 and 2005. Terra Nova signed an Acceptance, Waiver and Consent document to settle this proceeding during October of 2009. The amount of the settlement has been reserved as of September 30, 2009.

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of the Terra Nova, resulted in erroneous trades far exceeding the buying power in Lee's account with Terra Nova. While the exchange canceled a large number of these trades Terra Nova was forced to cover Lee's short positions, resulting in a large debit position in Lee's account with Terra Nova. Terra Nova brought a collection action against Lee by filing arbitration Case Number 08-4728 before FINRA. On February 13, 2009, Lee filed a counterclaim against Terra Nova alleging that Terra Nova's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim seeks actual damages of no less than $62,000 and punitive damages of approximately $2,800,000, the amount of punitive damages being the same amount as Terra Nova is seeking as damages against Lee in this matter. Terra Nova believes that it has strong defenses and intends to vigorously defend against this claim. Terra Nova further believes that even if Lee were to prevail in his counterclaim that any imposition of punitive damages would be unwarranted. Accordingly, no liability has been recorded related to this claim.

           On May 1, 2009 Terra Nova was informed that the mistaken Lee trades have become the subject of an inquiry by NYSE Arca for the trades placed on that exchange.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry. The Company also is subject to periodic regulatory audits, inquiries and inspections. In this regard, the Company has been notified by regulatory authorities of various ongoing investigations. The Company has responded to all requests related to such investigations. At this time, management is unable to predict with certainty the outcome of these matters.

Item 1A. Risk Factors

           Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 lists in more detail various important risk factors facing our business in Item 1A - "Risk Factors" for the year ended December 31, 2008, and in other securities filings by the Company with the SEC. Except as set forth below, there have been no material changes from the risk factors disclosed in that section of our Annual Report on Form 10-K. We encourage you to review that information and to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.

We are subject to litigation and legal compliance risks.

           Because of the extent and complexity of our regulatory environment and the products we offer, many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results. We also face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. Computer failures may also result in our widely publishing and distributing incorrect data. Our insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any such litigation brought in the future could have a material adverse effect on our business, financial condition and operating results.

           In addition, we and our subsidiaries, our business and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal compliance risk will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not Applicable.

(c) On May 1, 2009 the Company's Board of Directors authorized the use of up to $3,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducts the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on May 1, 2009 and will expire on April 30, 2010. The program does not obligate the Company to acquire any particular amount of common stock and the program may be modified, suspended or terminated at any time at the Company's discretion. In the third quarter of 2009 the Company made no common stock repurchases. As of September 30, 2009, $2,727,944 of authorized funds remain available for share repurchases under this program.

 Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)      None.

(b)      Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	ertification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Terra Nova Financial Group, Inc. (Registrant)

Date: November 13, 2009	/s/ Michael G. Nolan
Michael G. Nolan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	/s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)