Form 10-K
period 2009-12-31
Terra Nova Financial Group Inc
filed 2010-03-30
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-24057

TERRA NOVA FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)
Illinois	75-2375969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Wacker Drive, Suite 1550 Chicago, Illinois 60606 (Address of Principal Executive Offices, including Zip Code)	(312) 827-3600 (Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock - $0.01 par value
(Title of class)

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.5 million based on the closing sale price of such stock as reported by the OTC Bulletin Board on June 30, 2009, assuming that all shares beneficially held by executive officers and members of the Registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors may individually disclaim. As of March 15, 2010, there were 25,054,508 outstanding shares of common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
        Certain portions of the Registrant's Definitive Proxy Statement to be filed within 120 days after December 31, 2009 in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report, to the extent indicated herein.

TERRA NOVA FINANCIAL GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Cautionary Note Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the U.S. Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. We caution investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2009, and in other securities filings by us with the SEC.

         Although management believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I

Item 1. Business

Overview

        Terra Nova Financial Group, Inc. (collectively, the "Company," "firm," "we," "us," or "our") is a holding company of businesses providing a range of products and services to trading professionals. We have two primary subsidiaries: Terra Nova Financial, LLC, ("Terra Nova"), an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers and SC QuantNova Research SRL, based in Bucharest, Romania, which provides software development, architecture and engineering for back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is quoted on the OTC Bulletin Board.

        We were originally founded as Rushmore Capital Corporation in 1990 as a traditional financial services company and commenced operations in March 1991. In October 1997, we changed our name to Rushmore Financial Group, Inc. The Company launched an initial public offering on the Nasdaq SmallCap Market in 1997. In 2002, our stock began trading on the OTC Bulletin Board after delisting from the Nasdaq SmallCap Market. We changed our name again in 2004 to Rush Financial Technologies, Inc. In May 2006, we acquired Terra Nova Financial, LLC, Market Wise Securities, LLC and Market Wise Stock Trading School, LLC. After this purchase we changed our name to Terra Nova Financial Group, Inc. in October 2006.

        On June 20, 2008 we changed our state of incorporation from Texas to Illinois. Other than the change in corporate domicile, there were no changes in the business such as physical location, management, assets, liabilities or our net worth. Furthermore, there was no change to our ticker symbol "TNFG" or to our CUSIP number.

Summary of Recent Events

        We formerly operated a subsidiary known as Tradient Technologies, Inc. ("Tradient"), an Illinois corporation. Tradient proprietary trading platforms were alternatives to the third party provided offerings. We determined that the capital required to operate Tradient could be better deployed in other Company operations, and accordingly, we closed Tradient's operations effective February 1, 2010.

        There have been several significant changes to our executive management. Our former Chief Executive Officer, Michael Nolan, left the Company as of December 1, 2009, and Bernay Box, our Chairman, was appointed Chief Executive Officer. Also, our Chief Technology Officer, Cristian Doloc, left the Company as of January 28, 2010 and our Managing Director of Sales, Gerald G. Kallas, resigned effective February 26, 2010.

Terra Nova Financial, LLC

        Terra Nova is a specialized financial services firm focused on supporting trading professionals. We seek to attract professional traders, hedge funds and money managers by providing value in execution, clearing and prime brokerage services. This recognition originated with the firm's role (from 1996 to 1998) as the sponsoring broker-dealer for the innovative Archipelago ECN (now part of the NYSE Euronext). Terra Nova was founded in 1994 and is headquartered in Chicago, Illinois with a sales office in New York, New York. Primary sources of revenue for Terra Nova include commissions, account fees and interest.

        Terra Nova is registered with the following exchanges, registered clearing agencies, and regulatory organizations:

Regulatory and Self-Regulatory Organizations:
•	U.S. Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority, Inc. ("FINRA") as a broker-dealer
•	National Futures Association ("NFA") as a futures commission merchant
•	Commodity Futures Trading Commission ("CFTC") as a futures commission merchant

Registered Clearing Agencies:
•	The Depository Trust & Clearing Corporation ("DTCC")
•	National Securities Clearing Corporation
•	The Options Clearing Corporation ("OCC")

U.S. Equity Exchanges:
•	ISE Stock Exchange
•	National Stock Exchange
•	NYSE Arca Equities
•	NYSE Amex Equities
•	NYSE Euronext
•	NASDAQ Stock Market
•	NASDAQ OMX BX
•	BATS Exchange, Inc.

U.S. Option Exchanges:
•	Boston Options Exchange
•	NYSE Arca Options
•	NYSE Amex Options
•	NASDAQ OMX PHLX
•	International Securities Exchange

Investor Protection:
•	Securities Investor Protection Corporation ("SIPC")

Targeted Markets and Clients

        Terra Nova is a broker-dealer in a highly competitive marketplace that includes a number of much larger competitors based on revenue as well as a large number of competitors of roughly similar size based on revenue. Terra Nova seeks to compete by targeting highly active traders, such as small and mid-sized hedge funds, who appreciate Terra Nova's value proposition and customer service.

        Terra Nova serves a diverse client base of professional traders, established and emerging hedge funds, money managers, correspondent introducing brokers, registered representatives, registered investment advisors, trade advisors, and international institutions located in the United States and in certain foreign countries.

        Terra Nova also serves the direct access brokerage industry and the high-volume, self-directed, independent professional trader. As the number of online traders and investors increases and the online trading landscape continues to move toward self-directed trading we believe that there will be an expanding market for direct access routing technology and sophisticated trading analytics systems. We intend to continue to grow our share of this market. A high-growth segment we seek to capture includes sponsored access and high frequency traders.

        Terra Nova also sees several opportunities related to the hedge fund industry. The hedge fund industry continues to experience challenges and with many displaced financial professionals looking to trade their personal accounts on a small hedge fund basis. Terra Nova currently intends to compete in this growing segment. Additionally, larger prime brokerages are scaling back operations to focus exclusively on large hedge fund clients cutting ties with or reducing offerings and service to small and mid-sized funds. Terra Nova believes it is positioned to serve this small and mid-sized hedge fund market and plans to grow its client base by attracting these underserved firms.

Advanced Execution Services

        Terra Nova provides unbiased trade executions on an agency-only basis. Terra Nova offers solutions for direct access trading in multiple domestic and global markets across many product classes including equities, options, ETFs, futures and futures options, fixed income securities and mutual funds. Terra Nova has a 24-hour trading desk staffed with licensed brokers that is available to all clients. Terra Nova offers a range of powerful trading platforms offered by third parties and suited to different trading styles. Terra Nova currently offers advanced solutions that provide flexibility in the way clients can connect to liquidity engines, quote servers and markets, including API services, Terra Nova FIX, and sponsored access on national exchanges.

Trading Platforms

        RealTick

        Developed by Townsend Analytics, Ltd., RealTick® is a global, broker neutral, multi-asset trading platform that is licensed by Terra Nova. RealTick's flexibility and customizability suits almost every trading style and delivers sophisticated trading tools; access to global brokers, exchanges, ECNs and other liquidity pools; real-time data including full market depth; streaming news, analytics and risk management tools-all fully integrated into one platform. RealTick is supported by Townsend Analytics, Ltd. global data centers and a redundant network for excellent stability and resiliency. RealTick offers Terra Nova clients the ability to self-direct orders to multiple domestic and international exchanges for equities, options, and futures.

        Sterling Trader Pro

        Developed by Sterling Trader, Inc., Sterling Trader® Pro is licensed by Terra Nova and is a full-featured Level II direct access trading platform designed for professionals who work with the rapidly moving electronic markets. It includes advanced pinpoint accuracy for order routing and management and real-time profit/loss capabilities and risk management controls making it particularly suitable for trading groups.

        InstaQuote

        Developed by Banc of America Securities LLC Direct Access, InstaQuote® is licensed by Terra Nova and is a high-speed execution management trading platform for trading equities, options and futures on major U.S. exchanges and ECNs. InstaQuote supports complex options trading and integrated algorithmic trading strategies including sophisticated order routing.

Routing Solutions

        Terra Nova is involved in what we believe to be the next generation of direct market access ("DMA") routing. Terra Nova's Smart Routes provide high-speed, seamless, one-click direct market access to major liquidity sources, known as dark, grey or lit, for equities, ETFs and options to achieve fast execution at optimal pricing. Terra Nova Smart Routes are designed for speed, capacity and stability while constantly monitoring real-time market metrics for best performance. Terra Nova Smart Routes also offer algorithmic execution strategies including VWAP, TWAP, Step and Target strategies. Terra Nova Smart Routes are believed to offer advantages over standard exchange routes including access to liquidity sources that other routes do not offer.

Clearing Services

        Terra Nova is a self-clearing firm providing customized solutions including execution, clearing, account custody, portfolio analysis, risk management, web based portfolio analysis, stock loan, real time data reporting and more. Our clearing systems are designed to be scalable in order to accommodate increased transactional volume and allow for integration with third-party vendors providing stability and reliability. As a self-clearing firm Terra Nova has the ability to create customized solutions for integration into a client's business model and deliver smart order routing with execution from a single interface.

        Terra Nova self-clears a significant percentage of its transactions through its own proprietary clearing software with DTCC and OCC directly. This provides Terra Nova with additional control over transactional business and increased margins in regard to commissions and assets. All futures transactions are cleared on a fully disclosed basis through an established futures commission merchant, R.J. O'Brien & Associates. A small portion of equities and options transactions are cleared through Bank of America Merrill Lynch and Penson Financial Services, Inc. These relationships help provide Terra Nova's clients with a global reach of products and services.

        Terra Nova's clearing systems provide a broad range of securities processing infrastructure and capability. The systems provide for order matching, transaction settlement, trade reconciliation, trade reporting, margin lending, securities custody, securities lending/borrowing, advanced reporting, customer account maintenance and a variety of other capabilities. The clearing platform is fully integrated with Terra Nova's accounting systems as well as with the technology and order-entry systems and third-party trading platform providers.

        Through the operation of its own self-clearing systems Terra Nova maintains control over its clients' transactional business with the intention of being able to provide a superior level of customer support. Terra Nova's self-clearing operations also provide enhanced revenues from net interest income earned on client credit and debit cash balances.

Prime Brokerage Services

        Terra Nova provides prime brokerage services delivered with goals of both individual attention and sophisticated financial technology. Terra Nova is known in the industry for our self-clearing and back office operations; agency-only executions (no proprietary trading desk); and, we believe, cost-effective, customized approach.

        Prime brokerage services include an introducing broker relationship through Bank of America Merrill Lynch; sophisticated trading platforms with customizable algorithmic capabilities and API services; incubation services including partnerships with service providers; a dynamic risk management infrastructure tool allowing real time analysis of portfolio risk and exposure; access to a broad array of fully customizable reporting and independent institutional research; and an outsourced trade desk. Terra Nova also offers deliver versus payment ("DVP") capabilities, soft-dollar arrangements, and commission sharing agreements.

Portfolio Margining

        Terra Nova, through its introducing broker relationship with Penson Financial Services, Inc., offers portfolio margining, which has the effect of aligning the amount of margin funds required to be held in a client's account with the risk of the portfolio as a whole. This can offer margin relief over the 50% Regulation T margin requirement for each equity security position in a portfolio allowing a client the benefit of increased day trade and overnight leverage.

Client Service

        Terra Nova's service model is intended to set us apart from our competitors. Our people are expected to be problem-solvers with quick and helpful solutions to assist in making clients' trading experience smooth and successful.

        A dedicated approach to customer service is a key part of our service offering. We strive to provide attentive service to our clients throughout their experience with our firm, from opening an account, training to use our third party trading platforms, to trade execution and reporting. Terra Nova clients have access to our customer service team and our 24-hour trading desk-a group of licensed brokers who we train to provide resolution on the initial call inquiry and to take a proactive approach to servicing the client. Email and online chat are also provided as convenient alternative ways to communicate with our representatives.

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

Growth Initiatives

        We have developed strategic growth initiatives that include growth in "highly active" trader accounts and providing products and services to enhance our competitiveness in the active trader segment of the brokerage industry.

Terra Nova's business plan includes strategies such as:

Pursue targeted segments of brokerage industry
•	Pursue high-growth segment by capturing sponsored access and high frequency traders;
•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and
•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Increase emphasis on sales and marketing
•	Actively engage in finding a replacement for the Managing Director of Sales position recently vacated;
•	Enhance the lead pipeline through targeted partnerships with leading programs focused on highly active traders; and
•	Enable the sales team with additional tools and support.

Reduce costs to increase working capital
•	Optimize order-flow costs;
•	Continue to align costs of routing with third-party platforms; and
•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

Additional Subsidiaries

        We currently have another operating subsidiary: SC QuantNova Research SRL ("QuantNova") which provides consulting, software development, electronic data processing, software architecture and engineering for backoffice clearing software. QuantNova is based in Bucharest, Romania and as of December 31, 2009 has eight full-time employees. In February 2010, Tradient Technologies, Inc. a wholly-owned subsidiary, ceased operations and QNT, LLC, an inactive subsidiary, was dissolved.

Employees

        We had reductions in workforce in January 2009, December 2009 and February 2010. As of December 31, 2009 we had a total of seventy-four full-time employees including eight full-time employees in Bucharest, Romania. After the additional reductions in February 2010 we have sixty-five full-time employees. A majority of our employees are located in Chicago, Illinois. We have approximately twenty employees in technology and development related positions, approximately ten in business development and customer support and the remaining employees in compliance, administration, finance and brokerage operations. As of December 31, 2009 we had approximately thirty-one employees who engage in our securities business of the Company and are registered with FINRA. As of December 31, 2008 we had a total of ninety-four full-time employees including six full-time employees and two contract employees in Bucharest, Romania for software development.

Broker-Dealer Regulation

Overview

        Terra Nova is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and equity options business and as futures commission merchant with respect to its futures business. In general, broker-dealers that conduct retail business are required to register with the SEC and to be members of FINRA. Terra Nova is registered as a broker-dealer in every U.S. State and the District of Columbia and is subject to regulation under the laws of those jurisdictions. Terra Nova is registered through the NFA as a futures commission merchant.

        As a registered broker-dealer and a member of FINRA Terra Nova is subject to the requirements of the Exchange Act, the rules and regulations promulgated under the Exchange Act relating to broker-dealers, and to the membership and Conduct Rules of FINRA. These regulations establish, among other things, categories of persons that must be registered, standards of conduct for dealing with customers and minimum net capital requirements. These laws, rules and regulations affect all facets of Terra Nova's securities business, including trading practices, risk disclosure, marketing activities and record-keeping practices. Terra Nova is also subject to regulation under various state laws including registration requirements.

        Terra Nova also provides futures brokerage services and is subject to regulation by the CFTC, NFA and other self-regulatory organizations ("SROs"), such as the futures exchanges. The regulation of futures transactions in the United States is an extensive and rapidly changing area of law and is subject to modification by government and judicial action. Terra Nova is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act.

        In December 2009 we filed a broker-dealer withdrawal for Market Wise Securities, LLC since the broker-dealer was inactive and held no customer accounts.

Net Capital Rule

        Terra Nova is subject to the U.S. Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1") under the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital. Terra Nova calculates its net capital using the ''alternative method,'' which requires the maintenance of minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items.

        Terra Nova is also subject to the CFTC financial requirement ("Regulation 1.17") under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires us to maintain minimum net capital. Terra Nova is a futures commission merchant and is required to maintain minimum net capital the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Regulation 1.17 and 4% of the total risk margin requirements for all positions carried in non-customer accounts with a minimum adjusted net capital of $500,000. At December 31, 2009, we had net capital of $10.4 million which is $8.9 million in excess of our required minimum net capital of $1.5 million.

        Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis.

Website

        Terra Nova's website, www.TNFG.com, includes information on all our available trading platforms, prime brokerage and clearing services, fees and client services. The website provides access to educational resources and webinars including information on options trading and functionality to open an account. We also provide a sign-up for free trading platform trial accounts so that clients can experience the trading platforms we offer. A log-in to our Client Center provides access to additional tools including portfolio reporting. The Investor Relations section of the website includes our regulatory filings such as Annual Report on Form 10-K, Quarterly filing of 10-Q and Proxy and applicable committee charters, corporate governance guidelines, code of business conduct and ethics along with information about our transfer agent and other information about us.

Availability of Information

        Investors may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 9:00 a.m. to 5:00 p.m. Eastern Time. Copies of such materials also can be obtained at the SEC website, www.sec.gov or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public, free of charge, on our Company website, www.TNFG.com, as soon as reasonably practicable after we electronically file such material with, or furnishes to, the SEC.

Item 1A. Risk Factors

        You should carefully consider each of the following risk factors. If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially and adversely affected. If that happens the trading price of our common stock could decline significantly. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. The risk factors below contain forward-looking statements regarding the Company. Actual results could differ materially from those set forth in the forward-looking statements.

Risks Related to our Business

We face substantial competition and rapid change from other industry participants and competitors, including other securities and financial services firms, which could harm our financial performance if we fail to compete.

        We encounter aggressive competition from numerous competitors in most areas of our business. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of brokerage and brokerage related products and services. Many also have greater name recognition, greater market acceptance and lager customer bases. These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different products and services than we do. In addition, new competitors may emerge at any time. The competitiveness of our operations may be threatened by new technologies or market trends which could lead to reduced financial results. In addition, the market for securities and financial services and the related infrastructure products and services is rapidly evolving and highly competitive. Competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements and may be able to implement significant technology enhancements or offerings, undertake more extensive promotional activities, offer more attractive terms to clients and adopt more aggressive pricing policies than ours, based on our limited resources. If we fail to compete effectively our revenue could decrease and our operating results could be materially harmed.

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

        We operate under extensive regulation which increases our cost of doing business and is a limiting factor on the operations and development of our business. Our business and operations are subject to regulation by the SEC, FINRA, the CFTC, the NFA and other SROs, and state securities commissions. We also may be subject to regulation by securities regulatory authorities in other foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

•	sales and marketing methods,
•	use and safekeeping of customers' funds and securities,
•	trade practices,
•	capital structure,
•	record-keeping,
•	financing of customers' purchases, and
•	conduct of directors, officers and employees.

        Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including investigation, censure, fine, the issuance of cease-and-desist orders, other penalties from regulatory agencies, criminal penalties, civil lawsuits, or the suspension or disqualification of Terra Nova, or the suspension or disqualification of our directors, officers or employees. Any of these consequences could adversely affect our business.

Downturns or disruptions in the securities markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers.

        Like other financial services firms we are affected directly by national and global economic, political and market conditions, broad trends in business and finance, distributions to the securities markets and changes in volume and price levels of securities and futures transactions. Historically, securities trading volume in the United States has fluctuated considerably. We expect our revenues to be adversely affected by periods of low trading volume. Decreases in trade volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing by our customers such decreases result in a reduction of revenue. When transaction volume is low our operating results may suffer in part because some of our overhead costs may remain relatively fixed.

Market conditions and short-term interest rates remaining low would negatively impact our revenues and profitability.

        The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of client cash and the interest expense paid on client cash balances and borrowings. If short-term interest rates remain low we generally expect to receive less interest income on client cash deposits held in reserve and on margin debit balances and potentially a smaller gross interest spread causing our net interest income to decline. Short-term interest rates are highly sensitive to factors that are beyond our control including general economic conditions and the policies of various governmental and regulatory authorities.

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

        We provide margin loans to investors, therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that margin requirements may be inadequate and the value of the collateral we hold could fall below the amount of an investor's indebtedness especially when the market is rapidly declining. During periods of fast market movement, as the securities markets have recently experienced, and in cases where leverage or collateral is concentrated and market movements occur, the risks associated with margin credit and leverage increase. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. Agreements with margin account investors permit us to liquidate their securities with or without prior notice in the event that the amount of margin collateral becomes insufficient or might be considered questionable. Despite those agreements we may be unable to liquidate the clients' securities. In connection with securities activities, we also execute client transactions involving the sale of securities not yet purchased, known as "short sales," all of which are transacted on a margin basis subject to federal, self-regulatory organization and individual exchange regulations and its clearing broker's internal policies. In all cases, such transactions may expose us to significant off-balance sheet credit risk in the event client collateral is not sufficient to fully cover losses that clients may incur.

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

We have exposure to liquidity risk.

        We fund customer margin loans with customer credit balances. A reduction of funds available from client credit balances may require us to seek other potentially more expensive forms of financing such as borrowings on lines of credit.

Economic conditions and other securities industry risks could adversely affect our business.

        Substantially all of our revenues are derived from our securities brokerage business. Like other securities brokerage businesses we are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities transactions. Events in global financial markets over the past year, including failures and government bailouts of large financial services companies resulted in substantial market volatility. Any sustained downturn in general economic conditions or U.S. equity markets could result in reduced client trading volume and net revenues. Severe market fluctuations or weak economic conditions could reduce our trading volume and net revenues and have a material adverse effect on our profitability.

Changes in legislation or rules or regulations could negatively impact our business and financial results.

        The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. Our brokerage customers may also be affected by changes in rules and regulations that could negatively impact us. The SEC, other U.S. governmental authorities, FINRA, the NFA or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

        Recently, firms in the financial services industry have been operating in a difficult regulatory environment. Legislators and regulators have proposed an unprecedented amount of new legislation, rule changes or changes in the interpretation or enforcement of existing federal, state and self-regulatory organization rules and regulations impacting our industry. Recent market disruptions have led to numerous proposals for changes in the regulation of the financial services industry, including significant additional regulation. The adoption of any such new legislation, rule changes or enforcement standards could directly affect or change both our operation and financial condition. Our financial condition could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing fiduciary duties, conflicts of interest, taxation, electronic commerce, client privacy and security of client data.

        In addition, we use the Internet as the distribution channel to provide services to our customers. We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, privacy, taxation, content and quality of products and services delivered over the Internet. Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

We are subject to litigation and regulatory investigations and proceedings and may not always be successful in defending against such claims and proceedings.

        The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. The volume of claims and amount of damages claimed in litigation and the volume of regulatory matters have been increasing and remain high.

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

        Also, protection may not be available for our intellectual property. We currently do not own any patents and we cannot verify with certainty the intellectual property owned by our third-party vendors. There can be no assurance that we will be able to secure significant protection for any or our intellectual property. In addition, we cannot assure you that we are or will be aware of all patents containing claims that may pose risk of infringement by our products and services. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or change or discontinue use of the portions of our products or services that are found to be infringing or violating the rights of others or to obtain licenses from third parties. Such claims could result in awards of substantial damages which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

•	cease licensing, incorporating or using any of our products or those of our third-party vendors that incorporate the challenged intellectual property, which would adversely affect our financial operating results;
•	obtain a license from the holder of the infringed intellectual property right which may not be available on reasonable terms, if at all;
•	or redesign our products, which would be costly and time-consuming, and divert the attention of limited technical and management resources.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

        Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults, market movements, fraud and money-laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods of managing risk are based on internally developed controls and observed historical market behavior, and also involve reliance on industry standard practices. These methods may not adequately prevent future losses, particularly as they relate to extreme market movements, which may be significantly greater than the historical measures indicate. These methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing technical software or hardware failures.

The loss of or change in our third-party vendors may adversely affect our business.

        We rely on a number of third parties for various services. These include the services of market makers and exchanges to execute customer orders and other third parties for back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations. Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers. Furthermore, we have offsite third-party data center operations that are critical to our business.

        We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, may impact our ability to process trades and have other material adverse effect on our business, financial condition and operating results.

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

        We have pursued, and may continue to invest in both new and proven marketing channels that historically have been cost effective for advertising and marketing which include strategic alliances with complementary businesses and internet marketing. In an effort to diversify our sources of revenue and expand our client bases new or existing marketing channels may increase costs and delay or divert management's attention. In addition, we rely upon the internet for marketing and the distribution of our products and services. This form of marketing may not be successful in the future.

The length of the product development and sales cycles are difficult to predict, and our offering may not reach the market at opportune times.

        The implementation of financial services and software products are inherently difficult to plan for when interfacing with many vendors for input and output of data. Therefore, we may incur delays in the introduction of new products or features. Also, any new feature that users do not favorably receive could damage our reputation and brand name. We cannot be certain that we will get enough revenue from any expanded products or services to offset related costs. The length of our product development and sales cycles has generally been greater than we originally expected. These delays could have a material adverse effect on the amount and timing of future revenues.

Systems failures and delays could harm our business.

        We receive and process trade orders through a variety of electronic channels. Our online trading services and our products are heavily dependent on the integrity of the systems supporting them. Our systems and operations, including our web servers and those of our third party service providers, are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events. Our disaster recovery planning cannot account for all potential eventualities. In addition, extraordinary trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail. While we have invested significant amounts to upgrade the reliability and scalability of our systems there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

        Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our clients, slower system response time resulting in transactions not being processed as quickly as our clients desire, decreased levels of customer service and customer satisfaction and harm to our reputation. If any of these events were to occur, we could suffer:

•	a loss of clients;
•	increased operating expenses;
•	financial losses; and
•	litigation or other customer claims and regulatory sanctions or additional regulatory burdens.

        Our business also depends on the continued reliability of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. We have in the past experienced outages and other delays as a result of internet failure.

Additional cash resources may be needed in the future but may not be available.

        While we have limited but adequate cash resources now we may have additional cash and liquidity needs in the future that are difficult to meet. Additional financing sources may include debt and/or equity financing though there is no guarantee that adequate amounts of debt or equity financing will be available if needed on acceptable terms. Any future issuance of stock may have a negative impact on the stock price.

Failure to comply with net capital requirements could adversely affect our business.

        The SEC, FINRA, CFTC, NFA and other SRO's have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Our operating broker-dealer subsidiary, Terra Nova, is required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC or CFTC could fine us or even suspend or revoke our registration, or the applicable SRO could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our business. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, trading operations that require the use of capital could be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and projections. As a holding company we access the earnings of our broker-dealer subsidiary through receipt of capital. Net capital requirements may limit our ability to access those earnings.

Certain of our directors and largest stockholders may have a significant influence on matters submitted to stockholders for approval.

        We have a few large shareholders who each hold more than 5% of our outstanding shares. Together our directors and holders of 5% or more of our outstanding common stock beneficially own greater than 70% of our outstanding common stock. As a result, these stockholders, acting together, may have significant influence over the election of our directors, the appointment of new management and the potential outcome of all matters submitted to a vote of our stockholders, including entering into mergers, the sale of substantially all of our assets and other extraordinary items. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.

Procedures and requirements of the Patriot Act may expose us to significant costs or penalties.

        As participants in the financial services industry our subsidiaries are subject to laws and regulations, including the U.S. Patriot Act of 2001, that require that they know their clients and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the U.S. Patriot Act are insufficient and that we could be subject to significant criminal and civil penalties due to noncompliance. Such penalties could have a material adverse effect on our business, financial condition and operating results. As an online broker with clients worldwide we may face particular difficulties in identifying our clients and monitoring their activities.

Our controls and procedures may not prevent or detect all errors or acts of fraud.

        Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system misstatements due to error or fraud may occur and may not be prevented or detected.

Failure to maintain an effective system of internal control over financial reporting may have an adverse effect on our stock price.

        We have in the past, and may in the future, discover areas of our internal control over financial reporting which may require improvement. For example, in March 2008 we identified an error in the way we recorded non-cash stock compensation expense for certain warrant grants in 2006 which resulted in a restatement of our 2006 consolidated financial statements. Management determined that the error went undetected due to inadequate processes for assuring that the documentation of the awards properly reflected the non-economic terms of the grants and properly recording the awards as documented. If we are unable to assert that our internal control over financial reporting is effective in any future period we could lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price.

Our self-clearing operations for securities expose us to liability for errors in clearing functions.

        Clearing and execution services include the confirmation, receipt, settlement and delivery functions involved in securities transactions. Clearing brokers also assume direct responsibility for the possession and control of client securities and other assets and the clearance of client securities transactions. However, clearing brokers also must rely on third-party clearing organizations such as DTCC and OCC in settling client securities transactions. Self-clearing securities firms are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Errors in performing clearing functions, including clerical and other errors related to the handling of funds and securities held by us on behalf of our clients could lead to losses and liability in related lawsuits brought by clients and others.

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

        We are exposed to potential losses resulting from fraud and other misconduct by employees, clients or third-parties. Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information. Third-parties may engage in fraudulent activities, including fraudulent access to legitimate customer accounts, the use of a false identity to open an account, or the use of forged or counterfeit checks for payment. Such types of fraud may be difficult to prevent or detect and we may not be able to recover the losses caused by such activities. Any such losses could have a material adverse effect on our business, financial condition and operating results.

There is increasing globalization with associated risks.

        We are receiving increasing inquiries from foreign nationals who wish to trade financial instruments in the United States. To the extent that we may become increasingly reliant on foreign investors for revenue we face risks that foreign economic downturns may disrupt that revenue and also that servicing foreign clients may involve costly additional regulatory requirements.

The banks in which we hold funds may cease doing business in the normal course.

        We hold large sums of both our and our customers' funds in various bank deposit accounts. Should those banking institutions become insolvent or are unable for any other reason such as governmental controls or extraordinary events in the financial system from returning our deposits the firm's operations and financial results could be materially impacted which could lead to a loss of customers, litigation and other adverse results to us.

Servicing customers outside the United States involves special challenges that we may not be able to meet, which could negatively impact our financial results.

        Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country. We may be required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results.

Our operations outside of the United States are subject to political, investment and local business risks.

        We have a Romanian subsidiary that performs software development. While the amount of revenues from such operations are not currently material to us, operations outside of the United States are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;
•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;
•	tax-related risks, including the imposition of taxes and lack of beneficial treaties, that result in higher effective tax rate for us;
•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;
•	domestic and foreign customs, tariffs and quotas or other trade barriers;
•	difficulties in protecting intellectual property;
•	hiring and retaining qualified management personnel for our overseas operations; and
•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

        The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations.

Risks Related to our Common Stock

The future sale of shares of our common stock may negatively impact our stock price.

        Our stock is thinly traded. If our shareholders sell substantial amounts of our common stock the market price of our common stock could fall. A reduction in ownership by one of our large shareholders could cause the market price of our common stock to fall.

The price of our stock can fluctuate significantly.

        The market price of our stock has been volatile in the past and could decrease substantially. This could result for many reasons including variations in actual or anticipated annual or quarterly financial results, industry developments, or our reputation is harmed.

Our quarterly financial results are subject to significant fluctuations which could cause our stock price to decrease.

        We have been subject to substantial fluctuations in quarterly net revenues and operating results and these fluctuations may recur in the future. We have previously experienced shortfalls in revenue and earnings from levels expected by investors which have had an immediate and significant adverse effect on the trading price of our common stock and this may recur in the future. Fluctuations may be caused by a number of factors, including:

•	the timing and volume of new customer accounts, trade volumes and software subscription fees;
•	the timing and amount of our expenses;
•	the introduction of competitive products by existing or new competitors;
•	reduced demand for any given product;
•	strategic alliances that fail to meet expectations; and
•	the market's transition between operating systems.

        These factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would potentially decrease. Please see our accompanying financial statements.

Our stock has traded historically at low values and has received little interest from the investment community.

        For the past three years our shares have traded at prices below $3.00 per share (as adjusted for the one-for-ten reverse stock split we completed in August 2007) and our highest closing price during the two year period ending December 31, 2009 was $1.62 per share. In August 2002, we were delisted from the NASDAQ SmallCap Market because of our failure to maintain minimum continued listing requirements.

        We will need to attract substantially more investor interest, post better financial results and profits, and continue to show upward sales trends in order to achieve an increased value for our shares. Even then, we will still face obstacles due to our penny stock status, lack of analyst following and our trading market on the OTC Bulletin Board.

        Holders of our common stock may not be able to sell their shares when desired if a liquid trading market does not develop or for their purchase price or more per share even if a liquid trading market develops.

        Our stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a market with generally less liquidity and fewer buyers and sellers than the NASDAQ or other stock exchanges. Even if a liquid market develops for our stock there is no assurance that it can be maintained. This may affect the investors ability to sell shares on short notice and the sale of a large number of shares at one time could temporarily depress the market price of our stock. It should also be noted that we have only approximately 1,300 shareholders of which 192 are registered and more than 1,100 are beneficial holders holding through brokers. For these and other reasons our stock should not be viewed as a short-term investment.

Shares listed on our registration statement on Form SB-2 (File no. 333-136194) were sold during a period utilizing the registration statement on Form SB-2 when it was not effective. Any purchaser of these shares may have rescission rights that could require us to repurchase their shares.

        Our registration statement on Form SB-2 (File no. 333-136194) was declared effective by the SEC on February 13, 2007 but was no longer effective as of November 13, 2007 because the registration statement was not properly updated with our current audited financial information. It has since been properly updated and a Post-Effective Amendment No.2 to the registration statement was declared effective on February 10, 2010. Any shares offered and sold utilizing that registration statement and the related prospectus after November 13, 2007, but before the Post-Effective Amendment No. 2 was declared effective on February 10, 2010, would not comply with Section 10(a)(3) and Sections 5(b)(1) and 5(b)(2) of the Act and may be subject to rescission. We believe that 9,200 of our shares were sold pursuant to the registration statement on Form SB-2 after November 13, 2007 and before February 10, 2010 and it is possible that there were an additional 32,872 of our shares that could have also been sold during that period. In order to address this issue, if the identity of any purchasers of such shares is ascertained, we will make a rescission offer to the purchasers of these shares. If any such rescission offer is accepted we could be required to make a payment(s) to the purchaser(s) of these shares at the price of the shares on the date of the transaction plus any applicable statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the potential offerees reject the rescission offer we may continue to be liable under federal and state securities laws for such sales of shares pursuant to the registration statement on Form SB-2 since November 13, 2007 plus any statutory interest we may be required to pay. In addition, regulators could impose monetary fines or other sanctions as provided under federal or state securities laws.

Substantial sales of our shares may have an adverse impact on the trading price of our shares.

        Shareholders may decide that they do not want to continue holding shares in us and may sell their shares. We cannot predict whether shareholders will resell large numbers of our shares in the public market. If our shareholders sell large numbers of our shares over a short period of time, or if investors anticipate large sales of our shares over a short period of time, this could adversely affect the trading price of our shares.

Our shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses or as a result of option and warrant exercises.

        Our amended and restated articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock and up to 5,000,000 shares of preferred stock. There are 25,054,508 shares of common stock outstanding and no shares of preferred stock outstanding as of March 1, 2010. Additionally, we have issued options and warrants to purchase our common stock. There are an additional approximately 17.7 million shares available for purchase under outstanding warrants and options. We may seek to raise additional capital to meet our financial needs through the sale of equity or other securities, acquire complementary businesses through the issuance of equity or other securities or have stock options exercised. Our Board of Directors has the power to issue substantial additional shares of common stock and preferred stock without shareholder approval. Potential investors should be aware that any such stock issuance may result in reduction of the book value or market price, if any, of the outstanding shares of common stock. If we issue any additional shares of common stock or preferred stock such issuance will reduce the proportionate ownership and voting power of all shareholders. Further, any new issuance of shares may result in a change in control of us.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

        As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act"), and the other rules and regulations of the SEC. The requirements of these rules and regulations create additional legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our internal control over financial reporting, significant resources and management oversight will be required. As a result, management's attention may be diverted from other business concerns which could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to remain current on our reporting requirements we could be removed from the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

        If we fail to remain current on our reporting requirements under the Exchange Act we could be removed from the OTCBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market. In the past we have on occasion extended the date required for filing annual and quarterly reports and have been late on one or more filings.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

        The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Because we have no plans to pay any dividends for the foreseeable future investors must look solely to stock appreciation for a return on their investment in us.

        We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may deem relevant. Investors seeking cash dividends should not purchase our common stock.

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

        Our articles of incorporation and bylaws contain some anti-takeover provisions that may discourage or make more difficult a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, our articles of incorporation and/or bylaws:

•	require shareholders to give us advance notice to nominate candidates for election to our Board of Directors;
•	permit our Board of Directors to issue, without shareholder approval, preferred stock with such terms as the board may determine; and
•	require the vote of the holders of at least two-thirds of the voting shares for shareholder amendments to certain provisions of our articles of incorporation and bylaws.

        These provisions of our articles of incorporation and bylaws, and Illinois law, could discourage potential acquisition proposals and could delay or prevent a change in control of us, even though a majority of our shareholders may consider such proposals, if effected, desirable. These provisions could also make it more difficult for third parties to remove and replace the members of our Board of Directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in some tender offers, including tender offers at prices above the then-current market value of our shares and may also inhibit increases in the trading price of our shares that could result from takeover attempts or speculation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

        We have a seven year, three month lease which expires August 2012 on our corporate headquarters located in Chicago, Illinois. We also lease data center space at a co-location facility located in Chicago, Illinois. The lease expires in August 2011 and the data center is used for our primary data storage consisting of servers and communication equipment and trade data feeds. We terminated a co-location facility lease in December 2009 which was on a month-to-month arrangement.

        In addition, we have an office located in New York, New York which has a five year lease expiring in March 2012 along with office space in Bucharest, Romania for software development which has a two year lease expiring in November 2011.

        The following summarizes the information relating to our facilities. We believe our facilities are adequate to meet our requirements at the current level of business activity.

Location	Space (sq. ft.)	Usage
Chicago, Illinois	15,500 square feet	Corporate Headquarters
New York, New York	2,169 square feet	Office Space
Bucharest, Romania	1,400 square feet	Office Space

        The Brokerage Services segment operates primarily out of the Chicago and the Software Services segment operates from Chicago and Bucharest, Romania.

Item 3. Legal Proceedings

        On March 9, 2010, Terra Nova received a Wells Letter from FINRA stating that FINRA had made a preliminary determination to recommend disciplinary action against Terra Nova for alleged rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. FINRA alleges that during this period of time Terra Nova accepted short sale orders without proper arrangements to borrow the securities. FINRA also alleges that Terra Nova's supervisory procedures for short sales were deficient as they relate locating securities for short sales. The Company is preparing a response to FINRA. No liability has yet been recorded for this claim.

         On or about December 16, 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules relating to four separate matters. The first matter under investigation relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by Hsu-Tung Lee ("Lee"), a client of Terra Nova. NYSE alleges that these trades far exceeded Lee's buying power, disrupted the market and indicate that Terra Nova failed to establish or maintain appropriate policies or procedures to prevent such erroneous orders from reaching the market. The second matter alleges that from about January 2005 through about February 2007 Terra Nova failed to maintain adequate policies or procedures to ensure proper marking, execution and handling of short sale orders. The third matter alleges that from about August 2006 Terra Nova failed to establish or maintain appropriate policies or procedures to restrict wash sales and prearranged trades. The fourth matter alleges that Terra Nova failed to establish or maintain proper policies or procedures to prevent manipulative practices and cites that one customer of Terra Nova over a two month period in 2008 entered and then canceled orders prior to the market open, which may have been "spoofing" orders. Terra Nova has submitted a written response to NYSE and is prepared to vigorously defend this matter. Terra Nova has accrued a reserve it believes is sufficient to settle or otherwise resolve this matter, however, no assurances can be made that such amount is sufficient.

        On April 29, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. Terra Nova maintains that it has acted properly and will vigorously defend this matter. Terra Nova's involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving much less than the $500,000 the claimant seeks to recover. Terra Nova believes the potential for liability in this matter is limited. Accordingly, no liability has been recorded related to this claim.

        On May 1, 2008 Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 08-01124, the case of Espedito Bifero and Canterbury Investment Fund, LLC v. Terra Nova. The complaint alleges that Terra Nova, as the clearing firm for Riverside Securities, negligently failed to inform Riverside Securities and its customer, Bifero, of the closing of a transaction under which Chicago Board of Trade Stock was converted to stock of CME, which conversion affected the value of options held by Bifero. Bifero alleges damages of $50,000 and Canterbury damages of $95,000. Terra Nova believes it has acted properly and intends to vigorously defend this matter. Terra Nova believes the potential for liability in this matter is limited. Accordingly, no liability has been recorded related to this claim.

        In addition to the foregoing, many aspects of our business involve substantial risk of liability and from time to time we may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. We also are subject to periodic regulatory audits, inquiries and inspections. In this regard, we have been notified by regulatory authorities of various ongoing investigations. We have and continue to make timely responses to such investigations as required. However, we are unable to predict the outcome of these matters.

        We establish liabilities when a particular contingency is probable and estimable. During the years ended December 31, 2009 and December 31, 2008, amounts were accrued for certain contingencies which became both probable and estimable. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Resolved Matters

        In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of Terra Nova, resulted in erroneous trades far exceeding the buying power in Lee's account. While the exchange canceled a large number of these trades, Terra Nova was forced to cover Lee's short positions, resulting in a large debit position in Lee's account. Terra Nova brought a collection action against Lee by filing arbitration Case Number 08-4728 before FINRA. On February 13, 2009, Lee filed a counterclaim alleging that Terra Nova's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim sought actual damages of no less than $62,000 and punitive damages of approximately $2,800,000, the amount of punitive damages being the same amount as Terra Nova sought as damages against Lee. Terra Nova and Lee each dismissed their claims against the other in December 2009 without any payment from either party and with rights to re-file at a later date.

        On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against Terra Nova as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly related to activities that occurred in 2004 and 2005. In October 2009 Terra Nova signed an Acceptance, Waiver and Consent document to settle this proceeding. We paid $400,000 to FINRA for this settlement.

        On or about September 25, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-05462, the case of Beatriz Santana and the Estate of Guillermo Zuniga v. Southwest Securities, Carlos Manuel Garcia and Terra Nova Financial in which the plaintiff seeks to recover up to $500,000. The complaint alleges that Terra Nova negligently or knowingly allowed co-defendant Garcia to improperly manage the account of Santana and Zuniga. The Company maintained that it acted properly. In December, 2009 the complainant agreed to dismiss the case with prejudice and without any payment by Terra Nova.

        In September of 2009, a FINRA arbitration panel in the matter of Friedman v. Riverside Securities, Jordan Zaro and Terra Nova found in favor of the claimant and awarded damages together with attorneys' fees, costs and interest against the defendants who were held jointly and severally liable. The matter involved a dispute under which claimant contended that Zaro engaged in improper trades in her account. Terra Nova paid $265,000 in 2009 for satisfaction of the judgment.

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Our common stock qualifies for quotation on the OTC Bulletin Board under the symbol "TNFG". The following table shows the reported high and low bid quotations of our common shares for each quarter as reported by the OTC Bulletin Board for the each of the quarters presented. Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2009	High	Low	2008	High	Low
First Quarter	$0.90	$0.50	First Quarter	$1.62	$1.10
Second Quarter	$0.78	$0.55	Second Quarter	$1.50	$0.85
Third Quarter	$0.95	$0.47	Third Quarter	$1.35	$0.85
Fourth Quarter	$0.83	$0.47	Fourth Quarter	$1.20	$0.62

Common Stock Holders

        As of March 15, 2010 there were 192 holders of stock registered with our transfer agent, Computershare Trust Company, N.A. but the majority of the of the 25,054,508 shares outstanding are held in street name. Based on information previously provided by depositories and brokers we believe there are more than 1,300 beneficial owners of our common stock. As of December 31, 2009, the largest shareholder was Bonanza Master Fund, Ltd. Liquidating Trust owning approximately 34.7% of our outstanding common shares. As of December 31, 2008 there were approximately 206 holders of stock registered with our transfer agent but the majority of the 25,482,942 shares outstanding were held in street name.

Dividends

        We have never declared or paid cash dividends on our common stock. The Board of Directors currently intends to retain any earning for use in our business, and therefore, we do not anticipate declaring any stock or cash dividends on our common stock in the foreseeable future. In the second quarter of 2008 the Company redeemed or repurchased all preferred stock and therefore the Company had no preferred dividends in arrears at December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 - Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

        In 2009 there were no Company sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not repurchase any shares of our common stock during the fourth quarter of 2009.

Item 6. Selected Financial Data

Not applicable for Smaller Reporting Companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Terra Nova Financial Group, Inc. ("Parent") is a holding company comprised of two primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova") and SC QuantNova Research SRL ("QuantNova"). Terra Nova and QuantNova are wholly-owned subsidiaries of the Parent, a public company trading on the OTC Bulletin Board under the symbol "TNFG".

        Due to the economic climate and after a thorough review of the Company's operations we initiated a program in November 2009 to refocus the Company on its core customer base and to align financial resources appropriately. As part of this effort we closed our subsidiary Tradient Technologies, Inc. ("Tradient") on February 1, 2010. Tradient operated proprietary trading platforms offered to customers as an alternative to other third party platforms. We determined that the capital required to operate Tradient could be better deployed in our other operations. The clients who were using Tradient platforms were given a choice of one of the third party platforms we currently offer.

        The initiatives resulted in the elimination of 23% of our full time workforce and we believe will reduce employee costs by approximately $2.1 million annually. Additionally, cost savings of approximately $750,000 are anticipated from reduced capital expenditures and infrastructure costs associated with operating Tradient. The savings are expected to be realized by the beginning of the second quarter of 2010.

        We also have had several significant executive management changes. Our former Chief Executive Officer, Michael Nolan, left the Company and was replaced as Chief Executive Officer by our Chairman, Bernay Box, as of December 1, 2009. In addition, our former Chief Technology Officer, Cristian Doloc, left the Company effective January 28, 2010 and our Managing Director of Sales, Gerald G. Kallas, resigned effective February 26, 2010.

        We depend on the performance of our executive officers and managers. Our growth and future success will depend, in large part, on the contributions from key individuals as well as our ability to motivate and retain capable personnel. We do not believe that the recent loss of the above mentioned senior executives will materially adversely impact our ability to execute our current business plan though future loss of other key personnel may impact our operations. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing, and technical personnel.

        In the fourth quarter of 2009 we wrote down goodwill by $7.5 million, as described in Note 3 of our financial statements included in this Form 10-K, which was the entire amount of our goodwill. As required by current accounting rules we complete an annual (or more often if circumstances require) impairment test of goodwill on December 31 of each year. The December 31, 2009 goodwill impairment test indicated that goodwill was fully impaired. The goodwill was assigned to the Terra Nova reporting unit within the Brokerage Services Segment. In performing this assessment the carrying value of Terra Nova was compared to its estimated fair value. The fair value was estimated using a combination of discounted future cash flows and the market value of the Company's common stock and incorporated judgments and assumptions that management believes were appropriate. The estimated fair value was less than the carrying value of the reporting unit and consequently an impairment charge was recorded for the amount by which the carrying value of the goodwill exceeded its calculated implied fair value. See also "Critical Accounting Policies-Goodwill" in this Item 7.

        On May 1, 2009 our Board of Directors authorized the use of up to $3,000,000 to repurchase the Company's outstanding common stock. The repurchases are to be in compliance with U.S. Securities and Exchange Commission Rule 10b-18. The program commenced on May 1, 2009 and will expire on April 30, 2010. The repurchase program is intended to continue until April 30, 2010 but may be modified or terminated by our Board of Directors prior to that date. During 2009, we repurchased 428,434 shares valued at $272,056 which were held in treasury stock at December 31, 2009. We have repurchased approximately 1.5 million shares in the aggregate in 2008 and 2009.

        Starting in August 2009 and continuing into November 2009 we consolidated our two data centers to one co-location facility. The data center we consolidated into has a larger space for equipment and better telecommunications and network infrastructure. We will also realize rent expense savings.

        A slow down in our business which began towards the end of 2008 and continued through 2009 is reflected in lower commission and fee revenue for fiscal year 2009. We reduced our workforce in January 2009, December 2009, and February 2010 and intend to continue to review headcount throughout 2010. Due to the closing of the Tradient operations on February 1, 2010 we believe we will realize significant saving from wages and benefits and exchange costs. We continue to see a reduction in net interest income resulting from low federal funds rates which is our base rate to determine client debit and credit rates and earnings on our reserve deposits. Terra Nova relies on net interest income as significant revenue source and, as a result, the decrease in federal funds rate impacts our profitability. We are attempting to incorporate cost saving measures to offset declining revenues while also seeking ways to increase revenues. In 2009, our primary sources of revenue included 90% from commissions and fees, 5% from net interest income and 3% from software fees. In 2008, primary sources of revenue included 85% from commissions and fees, 11%, from net interest income and 2% from software fees.

2010 Initiatives

        We experienced declines in total revenue in both 2009 and 2008. In 2010, our goal is to reverse this trend of declining revenue and increase revenue through strategic initiatives involving marketing and sales operations, technology innovation and cost control, such as:

Pursue targeted segments of brokerage industry
•	Pursue high-growth segment by capturing sponsored access and high frequency traders;
•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and
•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Increase emphasis on sales and marketing
•	Actively engage in finding a replacement for the Managing Director of Sales position recently vacated;
•	Enhance the lead pipeline through targeted partnerships with leading programs focused on highly active traders; and
•	Enable the sales team with additional tools and support.

Reduce costs to increase working capital
•	Optimize order-flow costs;
•	Continue to align costs of routing with third-party platforms; and
•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

Critical Accounting Policies

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The following are believed to be the critical accounting policies which could have the most significant effect on reported results and require the most difficult, subjective or complex judgments by management.

Goodwill

        Goodwill is tested for impairment annually on December 31 or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. We estimate fair value using a combination of the market price of the Company's common equity and discounted cash flows. If the fair value is less than carrying value the Company completes step two in the impairment review process which measures the amount of goodwill impairment.

Share-Based Compensation

        Share-based payments, including grants of employee stock options, are recognized in the consolidated statements of operations based on their grant date fair values over their requisite service periods less estimated forfeitures.

Impairment of Long-Lived Assets

        Long-lived assets, consisting primarily of definite lived intangible assets, property and equipment and capitalized software development costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount the asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.

 Income Taxes

        Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

Commission and fees: Commission revenue on trading products including equities, options, futures and futures options, ETFs, fixed income and mutual funds transactions are recorded on a settlement date basis.

Net interest income: Interest income is primarily generated by charges to clients on margin balances and revenue from client cash held and invested by Terra Nova as a clearing firm offset by interest paid to clients on their credit balances. Interest income and interest expense on brokerage accounts are recorded on an accrual basis as earned or incurred.

Software fees: Software fees are charges for the use of the Company's proprietary trading platforms and are recognized on a monthly basis as services are provided to clients.

Other revenue: Other revenue consists of account and transaction fees and is recorded on a settlement date basis as transactions occur.

Results of Operations

        The following table below represents net revenues and total expenses from the consolidated statements of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 including a presentation of percentage of net revenues. The financial information below is derived from the consolidated financial statements and related notes in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	% Net Revenues	2008	% Net Revenues
Commissions and fees	$24,799,276	89.9%	$31,578,276	85.1%

Interest income	1,473,405	5.3%	5,314,233	14.3%
Interest expense on brokerage accounts	-	0.0%	1,075,883	2.9%
Net interest income	1,473,405	5.3%	4,238,350	11.4%

Software fees, net	929,471	3.4%	852,133	2.3%
Other revenues	397,353	1.4%	426,792	1.2%
Net revenues	27,599,505	100.0%	37,095,551	100.0%

Commissions and clearing	9,578,920	34.7%	11,090,405	29.9%
Compensation and benefits	8,657,365	31.4%	8,537,649	23.0%
Software and market data	3,251,404	11.8%	5,797,055	15.6%
Advertising and promotional	604,828	2.2%	629,126	1.7%
Professional fees	2,901,713	10.5%	2,815,477	7.6%
Communications and information technology	952,682	3.5%	864,638	2.3%
Depreciation and amortization	2,306,639	8.4%	2,307,628	6.2%
Bad debt expense	-	0.0%	3,604,685	9.7%
Loss on impairment of goodwill	7,501,408	27.2%	-	0.0%
Loss on impairment of capitalized software development costs	1,410,414	5.1%	-	0.0%
Loss on impairment of property and equipment	173,599	0.6%	-	0.0%
Other general and administrative expenses	3,208,760	11.6%	1,362,875	3.7%
Total expenses	40,547,732	146.9%	37,009,538	99.8%

Net income (loss) before income taxes	(12,948,227)	-46.9%	86,013	0.2%

Income tax expense (benefit)	262,979	1.0%	(277,734)	-0.7%

Net income (loss)	$(13,211,206)	-47.9%	$363,747	1.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The stock and commodities markets for much of 2009 were less volatile than what was experienced in 2008. The upward directional stock market, represented by the S&P 500 index and the Dow Jones Industrial Average index, started in March 2009 and continued for the remainder of the year.

        In 2009, low stock market volatility correlated into reduced trading by our clients resulting in lower stock, option and futures transactions. Total tickets were down 2.3 million to 4.0 million in 2009 from 2008. Total equities ticket volume was down 1.8 million to 2.9 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Total option ticket volume was down 372,000 to 1.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Total shares or contracts traded were down 2.9 billion to 5.6 billion in 2009 from 2008. The decline in overall ticket volume was offset by higher average commission rate per trade in 2009 compared to 2008.

        Our net interest income decreased $2.8 million in 2009 compared to 2008 primarily due to the persistently low federal funds interest rate. We monitor the federal funds rate daily and adjust our client's credit and debit interest rates accordingly to maintain an acceptable spread. During 2009 the federal funds rate has stayed consistent with a range of 0% to .25% and therefore we continue to be hindered by the persistently low interest rate environment. Our interest rate spread has narrowed considerably from our historical interest rate spread and will continue until we see an increase in the federal funds rate. In addition, we have also experienced a decline in both credit and debit client cash balances which also caused a decline in overall net interest income.

        In September 2008 we experienced two incidents that had a material impact on our profitability and Terra Nova's capital for the year ended December 31, 2008. As further discussed in Note 10 to the accompanying consolidated financial statements we experienced two instances where clients conducted unusual trades that resulted in our having $3.6 million in bad debts losses. We have instituted preventative measures intended to avoid recurrence of the events which caused such losses in the future. Despite these losses Terra Nova continued to exceed all regulatory capital requirements.

        Our results for the year ended December 31, 2009 reflect the following important factors:

•	Net loss for the year ended December 31, 2009 of $13,211,206 includes the following non-cash expenses among other non-cash items:
º	Depreciation expense on property and equipment of $390,886
º	Amortization expense on capitalized software of $545,603
º	Amortization expense on intangible assets of $1,370,150
º	Share-based compensation of $127,418
º	Loss on impairment of capitalized software development costs of $1,410,414
º	Goodwill impairment of $7,501,408
º	Loss on impairment of property and equipment of $173,599
•	Posted average revenue per employee of approximately $373,000 based on seventy-four full-time employees as of December 31, 2009 compared to $395,000 based on ninety-four full-time employees as of December 31, 2008.
•	Net interest income was down $2.8 million to $1.5 million for the year ended December 31, 2009 compared to $4.2 million for the same period in 2008.
•	Repurchased 428,434 shares under the common stock repurchase program during 2009 for approximately $272,000 reducing outstanding shares to approximately 25 million. We have repurchased approximately 1.5 million shares in 2008 and 2009.

Revenues

Commissions and fees

        Our commissions and fees revenue is dependent on the overall trading activity in the United States equity, futures and option markets by our clients. Commission revenue consist of executing NYSE and NASDAQ listed securities and OTC securities transactions along with exchange listed option transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenue is recorded on a settlement date basis. Fee revenue is generated from clients accessing stock exchanges and various account maintenance fees.

        Our commissions and fees decreased from $31.6 million in 2008 to $24.8 million 2009-a decrease of 21.5% due primarily to lower trading activity offset by an increase in the average commission rate. For 2009 compared to 2008 the firm showed a decrease in equity commissions of 28.7%, a 2.3% increase in option commissions, and a 57.1% decline in futures commissions.

        The total shares or contracts traded were down 2.9 billion to 5.6 billion in 2009 from 2008. Total equities share volume was down 2.9 billion shares to 5.5 billion shares traded for the year ended December 31, 2009 compared to the year ended December 31, 2008. Option contracts executed in 2009 increased by 2.8 million to 11.3 million compared to 2008. The total tickets traded were down 2.3 million to 4 million in 2009 from 2008. Total equities tickets were down 1.8 million to 2.9 million for the year December 31, 2009 compared to the year ended December 31, 2008. Option tickets executed in 2009 declined by 372,000 option tickets to 1 million option tickets compared to 2008.

Net interest income

        As a self-clearing broker-dealer we receive interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $5.3 million in 2008 to $1.5 million in 2009-a decrease of 72.3%. Interest income was impacted both by a decline in client debit and credit cash balances and lower federal fund rates from the year earlier. The interest earned on segregated cash balances was also impacted by the historically low federal funds rate which is our base rate to determine client debit and credit rates and earnings on our reserve deposits.

        During 2009 the Federal Reserve did not change the federal funds rate which remains in a range of 0% to 0.25%. During 2008 the Federal Reserve Open Market Committee lowered the federal funds 400 basis points. All client credit and margin debit rates are based off the federal funds rate. We also borrow securities resulting from clients who have short securities and we receive interest on cash we have deposited with broker-dealers as collateral in return for borrowing the securities.

        Interest expense on brokerage accounts was $1.1 million in 2008 compared to zero during 2009-a decrease of 100%. As a self-clearing broker-dealer we pay interest to clients on cash credit balances as well as interest to banks for short-term client related loans.

Software fees, net

        Our software fees are generated from software subscription fees and exchange charges from our Tradient proprietary trading platforms. Software fees increased 9.1% to $929,000 in 2009. Despite a net decrease in the number of Tradient users we experienced a net increase in fees due to fewer users qualifying for software rebates in 2009. The software rebate is based on users achieving certain trading levels each month. Additionally, a strategic relationship was terminated in January 2009 that accounted for a majority of the decline in users as well as the change in software rebates earned. With the closing of Tradient in February 2010 we will not anticipate generating any such software fees in the future.

Expenses

Commissions and clearing

        A percentage of commissions that we earn are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We have access to multiple Electronic Communication Networks ("ECNs") and other execution venues and we pay a fee (or rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. We are a member of multiple exchange and regulatory organizations and are paid fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant and we pay execution fees associated with those futures transactions. Lastly, included in commissions and clearing are soft dollar and sales commission expenses.

        Our commissions and clearing expense decreased from $11 million in 2008 to $9.6 million in 2009-a decrease of 13.6%. The decrease is attributable to lower ECN fees, option transaction fees and soft dollar payments. This was offset by an increase in commissions paid to registered representatives.

Compensation and benefits

        Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits increased $120,000 to $8.7 million in 2009. The increase is attributable to less capitalized salaries for software development in 2009 partially offset by a decline in incentive compensation. The amount of employee wages and benefits capitalized as software development costs was $723,000 in 2008 compared to $117,000 in 2009. The number of our full-time employees was seventy-four as of December 31, 2009 and ninety-four full-time employees as of December 31, 2008. We had a reduction in workforce in January 2009 and December 2009. In February 2010 we had a further reduction in workforce after which we have sixty-five full-time employees. The number of full-time employees includes our foreign subsidiary QuantNova which had eight full-time employees at December 31, 2009 and six full-time employees and two contract employees at December 31, 2008.

Software and market data

        The software and market data expense consists of payments to multiple third party trading platform providers for data and trading platform access for our clients and is a variable cost based on the number of clients, licenses and order routing execution. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. Our software and market data expenses decreased $2.5 million from $5.8 million in 2008 to $3.3 million in 2009- a decrease of 43.9%.

        The majority of the decrease in software and market data expense in 2009 compared to 2008 was due to decreased costs associated with a reduction in a third party vendor's software and order routing execution fees. During the second half of 2008 and to a lesser extent in 2009 we had many of our clients convert to our Tradient proprietary trading platforms to balance costs and fulfill client trading platform needs.

        Tradient produced proprietary trading platforms which are alternatives to third party provided offerings. We have determined that the capital required to operate Tradient proprietary trading platforms is better deployed in our other operations and so we closed Tradient effective February 1, 2010.

Advertising and promotional

        Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $629,000 during 2008 to $605,000 in 2009-a decrease of 3.9%.

Professional fees

        Professional fees relate to legal and consulting fees incurred for such things as our defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees increased from $2.8 million in 2008 to $2.9 million in 2009-an increase of 3.1%. In 2009 and 2008, professional fees include approximately $300,000 for audit fees, $1.3 million in litigation and legal expenses, and $1.1 million in information, technology and administrative consulting. The legal expenses are largely associated with multiple securities filings and various litigation defense costs. Consulting expenses included multiple technology consultants used for the brokerage industry options symbology initiative along with ongoing technology support.

Communications and information technology

        Our communications and information technology expenses increased from $864,000 in 2008 to $953,000 in 2009-an increase of 10.2%. We incur expenses associated with multiple vendors providing communications and network connectivity. The increase in 2009 compared to 2008 is mainly due to rent expense on two co-location facilities. In 2009, we consolidated our two data centers into one co-location facility. In December 2009, a month-to-month lease was terminated for one of the co-location facilities and the remaining co-location facility lease was renewed for two years. We consolidated our data centers to better meet the needs of the organization and reduce costs. The remaining co-location facility is a larger space and has better telecommunications and network infrastructure. We also will recognize rent savings.

Depreciation and amortization

        Depreciation and amortization expenses remained the same at $2.3 million in 2009 and 2008. Intangible assets were comprised of the acquired customer list and trade name of Terra Nova in connection with the acquisition of Terra Nova in the amounts of $4.7 million and $1.8 million, respectively. During the first quarter of 2008 the estimated life of the customer list was reduced from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than was originally estimated which generates amortization expense of $1.4 million in each of the years ended December 31, 2009 and 2008. In 2006, we obtained significant software systems and processes which encompass the proprietary back office clearing system valued at $1.5 million and assigned a useful life of ten years based on the significance, functionality, and longevity expected. Based on future cash flows expected to be generated by this asset, determined using estimates, judgments and assumptions that management believes are appropriate, we determined that this asset no longer had any value and therefore recorded an impairment charge to write off the asset at December 31, 2009. This write down will result in an annual decline of depreciation and amortization expense of approximately $150,000. In addition, the February 2010 closing of our wholly-owned subsidiary Tradient will result in an annual decline of depreciation and amortization expenses of approximately $310,000.

Bad debt expense

        Bad debt expense was $3.6 million in 2008 compared to none in 2009. In 2008, the Company experienced two instances where two separate clients performed trades that exposed the Company to significant credit risk and resulted in material losses to the Company during the month of September 2008. Each instance was unique and the Company implemented preventative measures and internal risk management policies to avoid recurrence of the events which caused such losses in the future. Each of the two instances of customer trading losses is further described in Note 10 to the financial statements included in this Form 10-K.

Goodwill impairment

        We recorded an impairment charge for our entire amount of goodwill, $7.5 million, on December 31, 2009. No goodwill impairment was identified in 2008. As required by current accounting rules we complete an annual (or more often if circumstances require) impairment test for our goodwill and the test performed on December 31, 2009 indicated that goodwill was fully impaired.

Capitalized software development costs impairment

        We recorded an impairment charge for certain capitalized development costs related to software systems and processes which encompass the proprietary back office clearing system and software related to Tradient's proprietary trading platform with a carrying value of $477,386 were not recoverable. Accordingly, the Company recorded impairment losses on capitalized software development costs of $1,410,414 during the year ended December 31, 2009.

Other general and administrative expenses

        Our general and administrative expenses increased from $1.4 million in 2008 to $3.2 million in 2009. General and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation, employee severance and other miscellaneous expenses that we incur. The expenses in 2009 include a $204,000 loss from settlement with a third party clearing firm, $617,000 related to settlement of arbitration and accruals for regulatory matters and $285,000 of severance expense. These expenses were offset by gains in 2008 which were significantly lower due to a reversal of liabilities for which the statute of limitations expired totaling approximately $843,000 and a $334,000 gain on the sale of a seat on the Boston Stock Exchange.

Income tax expense (benefit)

        We recorded an income tax expense in 2009 of $262,979 compared to an income tax benefit in 2008 of $277,734. The 2009 income tax expense consisted of $22,021 current income tax benefit and $285,000 deferred income tax expense. The 2009 current income tax benefit is due to a refund from overpayment of prior year taxes. The 2009 deferred income tax expense is a result of the increase in the Company's valuation allowance on its net deferred tax asset by $285,000 in order reduce the carrying value of the net deferred tax asset to an amount that was more-likely-than-not realizable. The income tax benefit in 2008 of $277,734 consisted of $62,865 current income tax benefit and $214,869 deferred income tax benefit. The 2008 income tax benefit includes a benefit of $196,475 resulting from amendment to prior filed state tax returns in order to file on a unitary basis in the State of Illinois and a benefit of $144,580 as a result of overpayment of state taxes in prior years offset by a federal tax expense of $208,224 for additional federal taxes due for 2007.

        At December 31, 2009, the Company had income tax receivable totaling $738,285 which is comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $196,000 and State of Illinois refund receivables from amendments to prior years' returns of approximately $150,000. At December 31, 2008, we had an income tax receivables balance of $1,446,264 which represents an overpayment in estimated federal and state tax payments for 2009 of $1.1 million, $196,000 State of Illinois refunds from amendments to filing on a unitary basis, and $123,000 State of Illinois for outstanding refunds receivable from prior years' returns.

Liquidity and Capital Resources

Cash and cash equivalents

        As reflected on the accompanying consolidated statements of cash flows cash and cash equivalents declined $6 million to $1.9 million at December 31, 2009 compared to December 31, 2008. Cash used in operating activities was $5.2 million in 2009 which included net loss of $13.2 million. Adjustments to reconcile net loss to net cash used in operating activities in 2009 included depreciation and amortization totaling $2.3 million, goodwill impairment of $7.5 million and $1.6 million from the impairment write-off of certain capitalized software development costs and property and equipment. Changes in cash segregated in compliance with federal regulations, receivables from customers and non-customers, and payables to customers and non-customers increased cash flow from operations by $5.1 million. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which totaled approximately $159.8 million as of December 31, 2009.

        Cash and cash equivalents are unchanged at $7.9 million at December 31, 2008. Cash flow from operations was $13.9 million for the twelve months ended December 31, 2008 which included net income of $363,747. Adjustments to reconcile net income to net cash provided by income included depreciation and amortization totaling $2.3 million and stock-based compensation of $143,000. This was offset by gains totaling $1.5 million including: reversal of liabilities for which the statute of limitations expired totaling approximately $843,000; $325,000 on the sale of a seat on the Boston Stock Exchange; reduction in deferred income taxes of $214,869; and $140,000 legal accrual reversal due to an anticipated fine which was not levied. Combined customer segregated cash, related customer receivable balances, and customer related payable balances increased cash flow from operations by $2.9 million. Our liquidity needs is met through cash balances in client brokerage accounts which were approximately $152 million at December 31, 2008.

        Cash used in investing activities for year ended December 31, 2009 was $532,000 due to the purchases of property and equipment of $389,000 and capitalization of software development costs of $143,000.

        Cash flow used in investing activities for year ended December 31, 2008 was $908,000 due to the purchase of property and equipment of $504,000 and $738,000 of capitalized software development costs offset by the proceeds from the sale of an exchange seat of $334,000.

        Cash used in financing activities for the year ended December 31, 2009 was $272,000 due to the purchases of treasury stock.

        Cash flow used in financing activities during the year ended December 31, 2008 was $13 million due to a net payment on our line of credit of $10.8 million, $1.3 million for the common stock repurchase program, payment of preferred dividends of $50,063, and redemption of the all outstanding preferred stock for $781,100.

        Cash and cash equivalents on the statement of consolidated balance sheets consists primarily of cash held in liquid commercial bank accounts or clearing organization accounts paying a "money market" rate of interest. We also have a sweep account which deposits excess operating bank balances overnight into a money market account. We review all money market funds in which it invests to ensure, to the extent possible, that our funds are not at risk.

Net capital requirement

        Our broker-dealer subsidiary is subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements (See Note 13 - Regulatory Requirements to our financial statements included in this Form 10-K), as a self-clearing broker-dealer, Terra Nova is required to deposit funds with clearing organizations, such as DTCC and OCC, which may be large in relation to Terra Nova's total liquid assets and may vary significantly based on client trading activity. Currently, the Company believes it has sufficient capital to meet all such capital requirements. These capital requirements are subject to change from time to time. Unforeseen increases in regulatory capital requirements may impact the Company's growth and operational plans depending on the amount of the increase.

Cash segregated in compliance with federal regulations

        Cash segregated in compliance with federal regulations was $136 million at December 31, 2009 versus $141.2 million at December 31, 2008. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended and other regulations. We are required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the next business day.

        Due to the continuing banking crisis that began in 2008 we now maintain special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934 with multiple qualified banking institutions to mitigate credit risk. We have taken measures to diversify the banks in which it maintains customer and corporate accounts and monitors their bank performance ratios on a regular basis to help mitigate insolvency risk. All banks in which we maintain customer and corporate deposits are "Well Capitalized" in accordance with the FDIC's Regulatory "Prompt Corrective Action" risk capital rating system. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These changes are in full compliance with all regulatory requirements while providing customer protection of their funds held us.

Lines of credit

        Terra Nova maintains credit lines secured by customer securities to facilitate its self-clearing broker-dealer operations. The rate on the line of credits are determined daily by the banks and are based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be the primary source of liquidity for us in the future. In the fourth quarter of 2009 we added a credit line secured by customer securities with a qualified banking institution which will also be used to meet daily cash flow needs along with a third credit line used for processing ACH credit and debit transactions. At December 31, 2009 and 2008, we did not have any outstanding balances drawn on the credit lines.

Liquidity

        To the extent that business or transactional opportunities are presented we may need to raise additional capital or issue additional equity. Current alternatives include, but are not limited to subordinated debt, term loans, and collateralized bank loans with multiple banking institutions; however, the current credit environment makes it difficult to raise capital through these means. The tighter credit market has made it more difficult for us to obtain capital for short-term financing of our self-clearing operations and customer margin lending. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be our primary source of liquidity for the Company in the future.

        We expect that our current cash, cash equivalents balances, our credit amounts available through our credit lines, along with our cash flows from operations will be sufficient to meet our working capital and other capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

        In the ordinary course of business, there are certain contingencies which are not reflected in the financial statements. These activities may expose us to credit risk in the event broker-dealer clients are unable to fulfill their contractual obligations. Many client accounts are margin accounts in which we, in effect, loans money to clients. In margin transactions, we may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities, Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales"), all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal risk management policies. In all cases, such transactions may expose us to significant off-balance sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations Terra Nova would be required to purchase or sell financial instruments at prevailing market prices to fulfill the clients' obligations.

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

        Terra Nova provides guarantees to clearing organizations and exchanges under their standard membership agreements which require members to guarantee the performance of other members. Under these agreements, if a member becomes unable to satisfy its obligations to the clearing organization and exchanges other members may be called upon to meet such shortfalls. Our liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes the possibility of being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

        We are subject to various forms of credit risk and those risks could have a material adverse effect on our financial situation. See also Item 1A - "Risk Factors" of this Annual Report on Form 10-K for a more detailed discussion of risks associated with these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements and notes thereto are set forth on pages F-2 through F-27 are filed as part of this Annual Report on Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

        There were no changes in internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

        All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

        Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

        Based on such assessment the Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

        The information required under Item 10 of the Annual Report on Form 10-K is incorporated by reference herein from the discussion under the headings "Management," "Election of Directors," "Board Structure and Composition" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

        The information required by Item 11 of the Annual Report on Form 10-K is incorporated by reference herein from the discussions under the headings "Compensation of the Board," and "Executive Compensation" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information required by Item 12 of the Annual Report on Form 10-K with respect to directors, executive officers and certain beneficial owners is incorporated by reference herein from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our employee equity compensation plans information at December 31, 2009:

	(a)	(b)	(c)
Equity Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,020,274	$2.24	3,801,431

Equity compensation plans not approved by security holders	-	-	-
Total	4,020,274	$2.24	3,801,431

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 of the Annual Report on Form 10-K is incorporated by reference herein from the discussions under the headings "Certain Relationships and Related Transactions" and "Independence of Directors" and "Directors of the Company and Nominees for Election at the 2010 Annual Meeting" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 of the Annual Report on Form 10-K is incorporated by reference herein from the discussions under the headings "Principal Accountant Fees and Services" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

(a)(2) Financial Statement Schedules

        Not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(a)(3) Exhibits.

EXHIBITS INDEX

Exhibit No.	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Reincorporation Agreement and Plan of Merger, between Terra Nova Financial Group, Inc. and Terra Nova Newco, Inc. entered into as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current Report on Form 8-K dated June 24, 2008).

Articles of Incorporation and By-Laws.

3.1	Amended Restated Articles of Incorporation of Terra Nova Newco, Inc., dated June 9, 2008 (incorporated herein by reference to exhibit 99.1 of Terra Nova Financial Group, Inc., Current Report on Form 8-K dated June 9, 2008 filed with the SEC on June 10, 2008).

3.2	Bylaws of Terra Nova Financial Group, Inc., as amended (incorporated herein by reference to Exhibit 99.2 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated June 9, 2008 filed with the SEC on June 10, 2008).

Material Contracts.

10.1	Services Agreement, dated as of February 12, 2008, by and between Terra Nova Financial Group, Inc. and Bonanza Fund Management, Inc. (incorporated herein by reference to Exhibit 10.4 of Terra Nova Financial Group Inc.'s Annual Report on Form 10-KSB filed with the SEC on April 8, 2008).

10.2	License Agreement, between Townsend Analytics, Ltd. and Terra Nova Financial, LLC entered into as of February 1, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current report on Form 8-K dated March 20, 2008).

10.3	Letter Agreement between Solomon Edwards Group, LLC and Terra Nova Financial Group, Inc. entered into as of May 23, 2008 (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group, Inc. Current Report on Form 8-K dated May 29, 2008).

10.4	Membership Interest Purchase Agreement, dated as of March 30, 2006, by and between Rush Financial Technologies, Inc. and TAL Financial Services, LLC (incorporated herein by reference to Exhibit 2.6 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.5	Securities Purchase Agreement, dated as of March 16, 2006, by and between Rush Financial Technologies, Inc. and each purchaser party thereto (incorporated herein by reference to Exhibit 10.23 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.6*	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 of Terra Nova Financial Group, Inc.'s Annual Report on Form 10-K dated December 31, 2007 and filed with the SEC on April 8, 2008).

10.7*	2005 Long-Term Equity Incentive Plan of Rush Financial Technologies, Inc. entered into as of June 15, 2005 (incorporated herein by reference to Exhibit B of Rush Financial Technologies, Inc. Proxy Statement on Schedule 14A, filed with the SEC on May 12, 2005).

10.8*	Amendment No. 1 to 2005 Long-Term Equity Incentive Plan of Terra Nova Financial Group, Inc. (incorporated herein by reference to Exhibit 4.3 of Terra Nova Financial Group, Inc's Registration Statement on Form S-8 filed with the SEC on November 28, 2007).

10.9*	2006 Warrant Incentive Plan of Rush Financial Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 of Rush Financial Technologies, Inc. Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.10*	Form of Common Stock Purchase Warrant granted under Warrant Incentive Plan.

10.11	Registration Rights Agreement dated as of March 15, 2006, among Rush Financial Technologies, Inc., a Texas corporation ,and the purchasers signatory, thereto (incorporated herein by reference to Exhibit 10.24 of Rush Financial Technologies, Inc. Registration Statement on Form SB-2/A filed with the SEC on December 27, 2006).

10.12*	Agreement, effective December 22, 2009, between Terra Nova Financial Group, Inc. and Michael Nolan (incorporated herein by reference to Exhibit 10.1 of Terra Nova Financial Group Inc.'s Current Report on Form 8-K dated December 22, 2009 and filed with the SEC on December 23, 2009).

21.1	Subsidiaries of Registrant.

23.1	Consent of BKD, LLP.

23.2	Consent of KBA GROUP LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of Terra Nova Financial Group, Inc.

*Management contract or compensatory plan or arrangement.

(b) Exhibits. See attached Exhibits Index in this Part IV, Item 15(a)(3) above.

(c) None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2010.
TERRA NOVA FINANCIAL GROUP, INC.

By:	/s/ Bernay Box
Name:	Bernay Box
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Murrey Wanstrath
Name:	Murrey Wanstrath
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

/s/ Bernay Box	Chairman of the Board and	March 30, 2010
Bernay Box	Chief Executive Officer
(Principal Executive Officer)

/s/ Murrey Wanstrath	Chief Financial Officer	March 30, 2010
Murrey Wanstrath	(Principal Financial and Accounting Officer)

/s/ Charles B. Brewer	Director	March 30, 2010
Charles B. Brewer

/s/ Russell N. Crawford	Director	March 30, 2010
Russell N. Crawford

/s/ Gayle C.Tinsley	Director	March 30, 2010
Gayle C. Tinsley

/s/ Stephen B. Watson	Director	March 30, 2010
Stephen B. Watson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Terra Nova Financial Group, Inc:

        We have audited the accompanying consolidated balance sheet of Terra Nova Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2009 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Dallas, Texas
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Terra Nova Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Terra Nova Financial Group, Inc. and subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of December 31, 2008 and consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP

Dallas, Texas
March 30, 2009

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,857,671	$7,889,553
Cash segregated in compliance with federal regulations	136,042,376	141,159,364
Receivables from brokers, dealers and clearing organizations	23,001,389	13,568,459
Receivables from brokerage customers	12,022,905	4,858,360
Property and equipment, net of accumulated depreciation and amortization	1,045,707	1,221,066
Capitalized software development costs, net of accumulated amortization	246,835	2,060,015
Intangible assets, net of accumulated amortization	2,741,364	4,111,514
Income tax receivable	738,285	1,446,264
Goodwill	-	7,501,408
Deferred income taxes, net	1,499,761	1,784,761
Other assets	657,361	1,346,764
Total assets	$179,853,654	$186,947,528

LIABILITIES AND SHAREHOLDERS' EQUITY

Payables to brokerage customers	$159,825,033	$151,970,566
Payables to brokers, dealers and clearing organizations	490,911	913,621
Accounts payable and accrued expenses	1,355,905	2,525,692
Total liabilities	161,671,849	155,409,879

Commitments and contingencies

Shareholders' equity
Preferred stock; $10 par value; 5,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding at December 31, 2009 and 25,482,942 shares issued and outstanding at December 31, 2008	254,829	254,829
Treasury stock, common, at cost; 428,434 shares at December 31, 2009 and no shares at December 31, 2008	(272,056)	-
Additional paid-in capital	52,132,836	52,005,418
Accumulated deficit	(33,933,804)	(20,722,598)
Total shareholders' equity	18,181,805	31,537,649
Total liabilities and shareholders' equity	$179,853,654	$186,947,528

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
REVENUES
Commissions and fees	$24,799,276	$31,578,276

Interest income	1,473,405	5,314,233
Interest expense on brokerage accounts	-	1,075,883
Net interest income	1,473,405	4,238,350

Software fees, net	929,471	852,133
Other revenues	397,353	426,792

Net revenues	27,599,505	37,095,551

EXPENSES
Commissions and clearing	9,578,920	11,090,405
Compensation and benefits	8,657,365	8,537,649
Software and market data	3,251,404	5,797,055
Advertising and promotional	604,828	629,126
Professional fees	2,901,713	2,815,477
Communications and information technology	952,682	864,638
Depreciation and amortization	2,306,639	2,307,628
Bad debt expense	-	3,604,685
Loss on impairment of goodwill	7,501,408	-
Loss on impairment of capitalized software development costs	1,410,414	-
Loss on impairment of property and equipment	173,599	-
Other general and administrative expenses	3,208,760	1,362,875

Total expenses	40,547,732	37,009,538

Net income (loss) before income taxes	(12,948,227)	86,013

Income tax expense (benefit)	262,979	(277,734)

Net income (loss)	(13,211,206)	363,747

Dividends on preferred stock	-	(20,113)

Net income (loss) attributable to common shareholders	$(13,211,206)	$343,634

Net income (loss) per common share:
Basic	$(0.52)	$0.01

Diluted	$(0.52)	$0.01

Weighted average common shares outstanding:
Basic	25,259,530	25,860,874

Diluted	25,259,530	25,860,874

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2009 and 2008

	Preferred	Common Stock		Treasury	Additional Paid-in	Accumulated
	Stock	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2007	$638,300	26,531,557	$265,316	$-	$53,339,299	$(21,086,345)	$33,156,570
Preferred stock dividends	-	-	-	-	(20,113)	-	(20,113)
Preferred stock redeemed	(638,300)	-	-	-	(142,800)	-	(781,100)
Repurchase and retirement of common stock	-	(1,048,615)	(10,487)	-	(1,305,030)	-	(1,315,517)
Share-based compensation	-	-	-	-	143,562	-	143,562
Other	-	-	-	-	(9,500)	-	(9,500)
Net income	-	-	-	-	-	363,747	363,747
Balance at December 31, 2008	-	25,482,942	254,829	-	52,005,418	(20,722,598)	31,537,649

Purchase of treasury stock	-	-	-	(272,056)	-	-	(272,056)
Share-based compensation	-	-	-	-	127,418	-	127,418
Net loss	-	-	-	-	-	(13,211,206)	(13,211,206)
Balance at December 31, 2009	$-	25,482,942	$254,829	$(272,056)	$52,132,836	$(33,933,804)	$18,181,805

See accompanying notes to consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(13,211,206)	$363,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	127,418	143,562
Depreciation and amortization	2,306,639	2,307,628
Loss on impairment of goodwill	7,501,408	-
Loss on impairment of capitalized software development costs	1,410,414	-
Loss on impairment of property and equipment	173,599	57,029
Gain on sale of seat on exchange	-	(324,858)
Deferred income taxes	285,000	(214,869)
Reversal of legal reserve	-	(140,000)
Gain on extinguishment of liabilities	(75,537)	(843,711)
Loss on write-off of assets	50,000	149,999
Changes in operating assets and liabilities:
Decrease in cash segregated in compliance with federal regulations	5,116,988	3,066,135
Decrease (increase) in receivables from brokers, dealers and clearing organizations	(9,432,930)	11,333,803
Decrease (increase) in receivables from brokerage customers	(7,164,545)	42,403,526
Decrease (increase) in income tax receivable	707,979	(1,446,264)
Decrease (increase) in other assets	639,403	(206,573)
Increase (decrease) in payables to brokers, dealers and clearing organizations	(422,710)	219,473
Increase (decrease) in payables to brokerage customers	7,854,467	(42,523,380)
Increase (decrease) in accounts payable and accrued expenses	(1,094,250)	101,571
Decrease in income tax liability	-	(592,918)

Net cash provided by (used in) operating activities	(5,227,863)	13,853,900

Cash flows from investing activities
Proceeds from sale of seat on exchange	-	334,358
Purchases of property and equipment	(389,126)	(503,945)
Capitalization of software development costs	(142,837)	(737,960)

Net cash used in investing activities	(531,963)	(907,547)

Cash flows from financing activities
Repurchase and retirement of common stock	-	(1,315,517)
Purchase of treasury stock	(272,056)	-
Preferred dividends paid	-	(50,063)
Redemption of preferred stock	-	(781,100)
Net payments on line of credit	-	(10,848,000)

Net cash used in financing activities	(272,056)	(12,994,680)

Net decrease in cash and cash equivalents	(6,031,882)	(48,327)
Cash and cash equivalents at beginning of year	7,889,553	7,937,880
Cash and cash equivalents at end of year	$1,857,671	$7,889,553

Supplemental cash flow information:
Cash paid for interest	$-	$1,075,883

Cash (received) paid for income taxes	$(696,322)	$1,933,316

Supplemental Non-Cash Disclosure of Cash Flow Information:
Preferred stock dividends accrued	$-	$20,113

See accompanying notes to consolidated financial statements.

Terra Nova Financial Group, Inc. and Subsidiaries

Notes To Consolidated Financial Statements December 31, 2009 and 2008

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

            Terra Nova Financial Group, Inc., an Illinois corporation, ("Parent"), and collectively with its wholly-owned subsidiaries, the "Company," "firm," "we," "us," or "our"), is a holding company of businesses providing a range of products and services to trading professionals. The Company has two primary subsidiaries: Terra Nova Financial, LLC ("Terra Nova"), a broker-dealer registered with the U.S. Securities and Exchange Commission and a member of Financial Industry Regulatory Authority, Inc., provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers and SC QuantNova Research SRL ("QuantNova"), based in Bucharest, Romania, provides software development, architecture and engineering for back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is listed on the OTC Bulletin Board.

            We formerly operated a subsidiary known as Tradient Technologies, Inc. ("Tradient"), an Illinois corporation. Tradient proprietary trading platforms were alternatives to the third party provided offerings. We determined that the capital required to operate Tradient could be better deployed in other Company operations, and accordingly, we closed Tradient's operations effective February 1, 2010. We also closed an inactive subsidiary QNT, LLC effective February 2010.

            Terra Nova is registered with the following exchanges, registered clearing agencies, and regulatory organizations:

Regulatory and Self Regulatory Organizations:
•	U.S. Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority, Inc. ("FINRA") as a broker-dealer
•	National Futures Association ("NFA") as a futures commission merchant
•	Commodity Futures Trading Commission ("CFTC") as a futures commission merchant

Registered Clearing Agencies:
•	The Depository Trust & Clearing Corporation ("DTCC")
•	National Securities Clearing Corporation
•	The Options Clearing Corporation ("OCC")

U.S. Equity Exchanges:
•	ISE Stock Exchange
•	National Stock Exchange
•	NYSE Arca Equities
•	NYSE Amex Equities
•	NYSE Euronext
•	NASDAQ Stock Market
•	NASDAQ OMX BX
•	BATS Exchange, Inc.

U.S. Option Exchanges:
•	Boston Options Exchange
•	NYSE Arca Options
•	NYSE Amex Options
•	NASDAQ OMX PHLX
•	International Securities Exchange

Investor Protection:
•	Securities Investor Protection Corporation ("SIPC")

           Terra Nova offers a broad array of services for the execution and clearing of trading products including equities, options, futures and future options, ETFs, fixed income and mutual funds as well as prime brokerage, clearing and back office services for institutions. Terra Nova serves a diverse client base of professional traders, hedge funds, money managers, correspondent introducing brokers, registered representatives, and registered investment advisors located in the United States and in certain foreign countries. Primary sources of revenue for Terra Nova include commissions, account fees and interest.

           QuantNova provides consulting, software development, electronic data processing, software architecture and engineering for backoffice clearing software. QuantNova is based in Bucharest, Romania and as of December 31, 2009 had eight full-time employees.

Basis of Presentation

           The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company follows United States generally accepted accounting principles including certain accounting guidance used by the brokerage industry.

Note 2 - Summary of Significant Accounting Policies

(a) Fair Value of Financial Instruments

           The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents, cash segregated in compliance with federal regulations, receivables from brokers, dealers and clearing organizations, receivables from brokerage customers, payables to brokers, dealers and clearing organizations, payables to brokerage customers and accounts payable and accrued expenses approximate their fair value due to their short term nature.

(b) Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

(c) Foreign Currency Translation

           The local currency of the Company's foreign operations, QuantNova, is considered to be its functional currency. Assets and liabilities of foreign operations are translated using year-end exchange rates and revenues and expenses are translated using average exchange rates in effect during the month with the resulting adjustment, if material, included in other comprehensive income (loss). To date, foreign currency translation adjustments have been immaterial.

(d) Cash and Cash Equivalents

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

(e) Cash Segregated in Compliance with Federal Regulations

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

           Cash segregated in compliance with federal regulations also includes Proprietary Accounts of Introducing Brokers ("PAIB") in accordance with the customer reserve computation set forth in Rule 15c3-3 ("customer reserve formula") of the Securities Exchange Act of 1934. The Company has established and maintains a separate "Special Reserve Account for the Exclusive Benefit of Customers" with a bank in conformity with the standards of Rule 15c3-3 ("PAIB Reserve Account"). Cash and/or qualified securities as defined in the customer reserve formula are maintained in the PAIB Reserve Account in an amount equal to the PAIB reserve requirement.

(f) Impairment of Long-Lived Assets

           Long-lived assets, primarily consisting of definite lived intangible assets, property and equipment and capitalized software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. During the years ended December 31, 2009 and 2008, the Company recorded an impairment loss on long-lived assets of $1,584,013 and $57,029, respectively.

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

(h) Receivables from Brokerage Customers

           Receivables from brokerage customers consist of margin loans to brokerage customers. Margin loans are secured by securities in brokerage customers accounts. Such collateral is not reflected in the consolidated financial statements. Terra Nova charges interest on debit balances in brokerage customer accounts. Margin requirements determine the amount of equity required to be held in an account relative to the purchase and sale of equity transactions. Margin lending is subject to the rules and regulations of the Federal Reserve System, FINRA, exchanges, various clearing firms and the internal policies of Terra Nova. Terra Nova assumes risk that the collateral securing margin debits may decline in value to an amount that renders the margin loan unsecured. Margin requirements are amended by Terra Nova as deemed necessary for certain accounts and securities. Terra Nova also reserves the right to close-out any and all positions in an account should it be deemed necessary to protect itself from loss. Although Terra Nova monitors risk and margin of trading accounts, there is no assurance that a customer will satisfy a margin call or pay unsecured indebtedness owed to Terra Nova.

(i) Payables to Brokerage Customers

           Customer funds are maintained in brokerage customers segregated accounts and relate to item (e) discussed above. Payables to brokerage customers are free credit balances on deposit with the Company related to its self-clearing business which, are subject to Rule 15c3-3 of the Securities Exchange Act of 1934. The customer funds have been segregated in special reserve accounts earning interest. This payable to brokerage customers does not include customer securities positions as customer owned securities represent an off-balance sheet item.

(j) Revenue Recognition

Commission and fees: Commission revenue on trading products including equities, options, futures and futures options, ETFs, fixed income and mutual funds transactions are recorded on a settlement date basis.

Net interest income: Interest income is primarily generated by charges to clients on margin balances and revenue from client cash held and invested by Terra Nova as a clearing firm offset by interest paid to clients on their credit balances. Interest income and interest expense on brokerage accounts are recorded on an accrual basis as earned or incurred.

Software fees: Software fees are charges for the use of the Company's proprietary trading platforms and are recognized on a monthly basis as services are provided to clients.

Other revenue: Other revenue consists of account and transaction fees and is recorded on a settlement date basis as transactions occur.

(k) Goodwill

           Goodwill is tested for impairment annually on December 31 or more frequently if impairment indicators arise. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company's common equity and discounted future cash flows. If the fair value is less than carrying value the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. The results of the December 31, 2009 goodwill impairment test indicated that goodwill was fully impaired. Accordingly, the Company recorded a goodwill impairment loss of $7,501,408 in 2009.

(l) Lines of Credit

           From time to time Terra Nova may obtain short-term bank loans to facilitate its broker-dealer settlement and clearing operations due to customer margin debits. These short-term bank loans are fully secured by customer marginable positions.

(m) Segment Information

           During the years ended December 31, 2009 and 2008 management evaluated and operated its business as two segments: Brokerage Services and Software Services.

(n) Share-Based Compensation

           Share-based compensation is recorded based on the grant date fair value of awards over their respective requisite service periods less estimated forfeitures.

(o) Advertising and Promotional

           Costs associated with advertising and promoting products and services are expensed as incurred. Advertising expense totaled approximately $604,828 and $629,126 in 2009 and 2008, respectively.

(p) Income Taxes

           Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis. Income tax expense or benefit is the income tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

           Uncertain tax positions are initially recognized in the financial statements when they are more likely than not to be sustained upon examination by the respective tax authorities.

(q) Reclassifications

           Certain reclassifications have been made to prior period amounts to conform to current period classifications.

(r) Recently Adopted Accounting Standards

           FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820 does not require new fair value measurements. Fair value is generally based on quoted market prices. If quoted market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations, price activity for equivalent instruments and valuation pricing models.

           In February 2008, the FASB issued an update to ASC 820, to partially defer the effective date of ASC 820 for non-financial assets and non- financial liabilities that are reevaluated at fair value in the financial statements on a non-recurring basis. The Company adopted the update to ASC 820 effective January 1, 2009 for non-financial assets and non-financial liabilities.

(s) Depreciation and Amortization

           Depreciation is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

(t) Software Development

           From the date technological feasibility has been established until beta testing is complete, software development costs are capitalized. Once the product is fully functional, such costs are amortized in accordance with the Company's normal accounting policies. Software development costs that do not meet capitalization criteria are expensed as incurred.

Note 3 - Goodwill Impairment

           The changes in the carrying value of goodwill for the years ended December 31, 2009 and 2008 is as follows:

Goodwill as of December 31, 2007	$7,501,408
Impairment during 2008	-
Goodwill as of December 31, 2008	7,501,408
Impairment during 2009	(7,501,408)
Goodwill as of December 31, 2009	$-

           All goodwill is allocated to the Terra Nova reporting unit. Management performed the annual goodwill impairment test on December 31, 2009. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. Management estimated fair value using a combination of the market price of the Company's common equity and discounted cash flows. The estimated fair value of the reporting unit, Terra Nova, was less than carrying value and therefore the Company completed step two in the impairment review process. Step two determines the implied fair value of goodwill for a reporting unit by applying the estimated fair value of the reporting unit to the separately identified assets and liabilities of the reporting unit with any remaining amount considered goodwill. The evaluation resulted in an impairment charge to goodwill totaling $7,501,408 for the year ended December 31, 2009. The impairment charge resulting from this evaluation is primarily attributable to decreased revenues and earning projections by management.

Note 4 - Net Income (Loss) Per Common Share

           Basic net income (loss) per common share ("EPS") is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding plus the additional shares that would have been outstanding if potentially dilutive shares such as shares that would satisfy outstanding warrants and options, had been issued applying the treasury stock method.

           For the years ended December 31, 2009 and 2008 the components of basic and diluted weighted average shares outstanding are as follows:

	2009	2008
Weighted average shares outstanding - Basic	25,259,530	25,860,874
Weighted average shares outstanding - Diluted	25,259,530	25,860,874

           Common stock equivalents totaling 17,734,110 and 18,000,974 for the years ended December 31, 2009 and 2008, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 5 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized, 25,482,942 shares issued and 25,054,508 shares outstanding as of December 31, 2009. The Company had 150,000,000 shares of common stock authorized and 25,482,942 shares issued and outstanding as of December 31, 2008.

(b) Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allows management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization grants discretion to the Company's management to execute the repurchase program and there is no requirement to purchase any minimum number of shares. The repurchase program is intended to continue until April 30, 2010 but may be modified or terminated by the Company's Board of Directors prior to that date. The Company repurchased a total of 428,434 shares of common stock for $272,056 during 2009. All repurchased shares are included in treasury stock.

           On September 28, 2007 the Board of Directors authorized the use of up to $5,000,000 to repurchase the Company's outstanding common stock. The program commenced on September 28, 2007 and ended on September 30, 2008. The Company repurchased a total of 1,048,615 shares of common stock for $1,315,526 during the year ended December 31, 2008 which was retired.

           The following table sets forth information on our common stock repurchase programs in 2009 and 2008:

Stock Repurchase Program	Quarter ended	Total number of shares purchased in quarter	Total number of shares purchased as part of publicly announced plans	Average price paid per share	Approximate dollar value of shares purchased under the plans
September 28, 2007	March 2008	476,500	476,500	$1.32	$629,199
September 28, 2007	June 2008	526,000	1,002,500	$1.20	$634,283
September 28, 2007	September 2008	46,115	1,048,615	$1.12	$52,044
May 1, 2009	June 2009	428,434	1,477,049	$0.63	$272,056
	Totals	1,477,049			$1,587,582

(c) Non-employee Warrants

           Non-employee warrants outstanding as of December 31, 2009 totaled 13,713,836 with a weighted average exercise price of $2.81. During 2009 and 2008 no non-employee warrants were granted or exercised.

           A summary of non-employee warrant activity for years ended December 31, 2009 and 2008 is presented below:

Non-Employee Warrants	Non-Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)		Aggregate Intrinsic Value
Balance at December 31, 2007	14,384,200	$2.93	4.40		$-
Granted	-	-	-		-
Exercised	-	-	-		-
Cancelled	-	-	-		-
Balance at December 31, 2008	14,384,200	$2.93	2.28	$
Granted	-	-	-		-
Exercised	-	-	-		-
Cancelled	(670,364)	2.14	-		-
Balance at December 31, 2009	13,713,836	$2.81	1.35		$-
Warrants exercisable at December 31, 2009	13,713,836	$2.81	1.35		$-

(d) Restricted Stock

           As of December 31, 2009 and 2008, the Company had no outstanding non-vested shares related to equity incentive plans.

(e) Preferred Stock

           There were no preferred stock dividends in arrears as of December 31, 2009 and 2008. During the second quarter of 2008 the Company redeemed or repurchased all 63,830 shares outstanding under all series of preferred stock of the Company with a liquidation value of $781,100. In addition, during 2008, $50,063 of stock dividends in arrears were paid in full on all series of preferred stock.

Note 6 - Risks and Uncertainties

           In the ordinary course of business there are certain contingencies which are not reflected in the consolidated financial statements. These activities may expose Terra Nova to credit risk in the event that broker-dealer clients are unable to fulfill their contractual obligations.

           Many client accounts are margin accounts in which Terra Nova, in effect, loans money to clients. In margin transactions, Terra Nova may be obligated for client losses when credit is extended to clients directly that is not fully collateralized by cash and securities in the clients' accounts. In connection with securities activities Terra Nova executes client transactions involving the sale of securities not yet purchased ("short sales") all of which are transacted on a margin basis subject to federal, self-regulatory organizations, individual exchange regulations and Terra Nova's internal risk management policies. In all cases, such transactions may expose Terra Nova to significant off-balance sheet credit risk in the event that client collateral is not sufficient to fully cover losses that clients may incur. In the event that clients fail to satisfy their obligations Terra Nova would be required to purchase or sell financial instruments at prevailing market prices to fulfill the clients' obligations.

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

           Terra Nova provides guarantees to clearing organizations and exchanges under their standard membership agreements which require members to guarantee the performance of other members. Under these agreements if a member becomes unable to satisfy its obligations to the clearing organization and exchanges other members may be called upon to meet such shortfalls. Terra Nova's liability under these arrangements is not quantifiable and may exceed the cash and securities it has posted as collateral. However, management believes the possibility of being required to make payments under these arrangements is remote. Accordingly, no liability has been recorded for these potential events.

Note 7 - Segment Information

           The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. Segments have been identified based on products and services offered as well as risks assumed in a manner consistent with the data utilized by management in evaluating operations. The Company's broker-dealer related services have been included in the Brokerage Services Segment which includes Terra Nova and Market Wise Securities, LLC. In December 2009 we filed a broker-dealer withdrawal for Market Wise Securities, LLC since the broker-dealer was inactive and held no customer accounts. The Software Services Segment is comprised of Tradient which operated proprietary trading platforms and QuantNova which provides software development, architecture and engineering for back office clearing systems. In February 2010 the Company closed Tradient. Corporate and Unallocated is not an operating segment and is comprised mainly of corporate expenses.

           The following summarizes the Company's segment information.

	Years Ended December 31,
	2009	2008
Brokerage Services Segment
Revenues, excluding interest	$25,196,629	$32,005,068
Interest income	1,473,405	5,314,233
Interest expense on brokerage accounts	-	(1,075,883)
Totals	26,670,034	36,243,418

Software Services Segment
Revenues	1,914,811	2,982,111
Elimination of intercompany charges from the Software segment to Brokerage segment	(985,340)	(2,129,978)
Totals	929,471	852,133

Net revenues	$27,599,505	$37,095,551

Depreciation and amortization
Brokerage Services Segment	$1,590,658	$1,566,740
Software Services Segment	314,888	346,772
Corporate and Unallocated	401,093	394,116
Totals	$2,306,639	$2,307,628

Income (loss) before income taxes
Brokerage Services Segment	$(8,207,455)	$1,885,425
Software Services Segment	(1,236,337)	489,547
Corporate and Unallocated	(3,504,435)	(2,288,959)
Totals	$(12,948,227)	$86,013

	December 31,	December 31,
Total Assets	2009	2008
Brokerage Services Segment	$178,052,588	$181,868,725
Software Services Segment	146,552	733,125
Corporate and Unallocated	1,654,514	4,345,678
Total assets	$179,853,654	$186,947,528

Note 8 - Closure of Tradient

           Tradient Technologies, Inc. ("Tradient") operated the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Tradient offered three proprietary trading platforms, Tradient Pro, Tradient Plus, and Tradient Web and were alternatives to the third party provided offerings. Tradient was located in Chicago, Illinois and was included in Software Services Segment. Primary sources of revenue for Tradient include software licensing and routing fees. During late 2009 the Company determined that the capital required to operate Tradient's trading platforms could be better deployed in other Company operations. Therefore, the Company decided to close Tradient effective February 1, 2010. In connection with the anticipated closing of Tradient and lack of future revenue streams related to this reporting unit, the Company determined that the carrying value of certain Tradient long-lived assets were not recoverable. Accordingly, the Company recorded losses on impairment of capitalized software development costs totaling $477,386 and losses on impairment of property and equipment totaling $173,599 for the year ended December 31, 2009.

Note 9 - Commitments and Contingencies

(a) Operating Leases

           The Company leases its corporate headquarters in Chicago, Illinois along with the Company's co-location facility located in Chicago, Illinois. We have a seven year, three month lease which expires in August 2012 on our corporate headquarters and the lease for our co-location facility expires in August 2011.

           The Company also leases office space in New York, New York under a five year lease expiring in March 2012 and leases space in Bucharest, Romania for technology support under a two year lease expiring in November, 2011. None of our operating leases contain any lease incentives.

           The future minimum lease obligations for each of the three succeeding years are summarized as follows:

Years Ended December 31,	Operating Lease Obligation
2010	$566,497
2011	484,771
2012	168,650
Total	$1,219,918

           Rent expense for operating leases was approximately $897,000 and $475,000 in 2009 and 2008, respectively, and is included in "Other general and administrative expenses" on the accompanying consolidated statements of operations.

(b) Litigation and Claims

           On March 9, 2010, Terra Nova received a Wells Letter from FINRA stating that FINRA had made a preliminary determination to recommend disciplinary action against Terra Nova for alleged rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. FINRA alleges that during this period of time Terra Nova accepted short sale orders without proper arrangements to borrow the securities. FINRA also alleges that Terra Nova's supervisory procedures for short sales were deficient as they relate locating securities for short sales. The Company is preparing a response to FINRA. No liability has yet been recorded for this claim.

           On or about December 16, 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules relating to four separate matters. The first matter under investigation relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by Hsu-Tung Lee ("Lee"), a client of Terra Nova. NYSE alleges that these trades far exceeded Lee's buying power, disrupted the market and indicate that Terra Nova failed to establish or maintain appropriate policies or procedures to prevent such erroneous orders from reaching the market. The second matter alleges that from about January 2005 through about February 2007 Terra Nova failed to maintain adequate policies or procedures to ensure proper marking, execution and handling of short sale orders. The third matter alleges that from about August 2006 Terra Nova failed to establish or maintain appropriate policies or procedures to restrict wash sales and prearranged trades. The fourth matter alleges that Terra Nova failed to establish or maintain proper policies or procedures to prevent manipulative practices and cites that one customer of Terra Nova over a two month period in 2008 entered and then canceled orders prior to the market open, which may have been "spoofing" orders. Terra Nova has submitted a written response to NYSE and is prepared to vigorously defend this matter. Terra Nova has accrued a reserve it believes is sufficient to settle or otherwise resolve this matter, however, no assurances can be made that such amount is sufficient.

           On April 29, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. Terra Nova maintains that it has acted properly and will vigorously defend this matter. Terra Nova's involvement compared to the other respondents was for a short period of time and it was involved in only a very limited number of trades involving much less than the $500,000 the claimant seeks to recover. Terra Nova believes the potential for liability in this matter is limited. Accordingly, no liability has been recorded related to this claim.

           On May 1, 2008 Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 08-01124, the case of Espedito Bifero and Canterbury Investment Fund, LLC v. Terra Nova. The complaint alleges that Terra Nova, as the clearing firm for Riverside Securities, negligently failed to inform Riverside Securities and its customer, Bifero, of the closing of a transaction under which Chicago Board of Trade Stock was converted to stock of CME, which conversion affected the value of options held by Bifero. Bifero alleges damages of $50,000 and Canterbury damages of $95,000. Terra Nova believes it has acted properly and intends to vigorously defend this matter. Terra Nova believes the potential for liability in this matter is limited. Accordingly, no liability has been recorded related to this claim.

           In addition to the foregoing, many aspects of our business involve substantial risk of liability and from time to time we may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. We also are subject to periodic regulatory audits, inquiries and inspections. In this regard, we have been notified by regulatory authorities of various ongoing investigations. We have and continue to make timely responses to such investigations as required. However, we are unable to predict the outcome of these matters.

        We establish liabilities when a particular contingency is probable and estimable. During the years ended December 31, 2009 and December 31, 2008, amounts were accrued for certain contingencies which became both probable and estimable. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Resolved Matters

           In September 2008, an automated program used by Hsu-Tung Lee ("Lee"), a client of Terra Nova, resulted in erroneous trades far exceeding the buying power in Lee's account. While the exchange canceled a large number of these trades, Terra Nova was forced to cover Lee's short positions, resulting in a large debit position in Lee's account. Terra Nova brought a collection action against Lee by filing arbitration Case Number 08-4728 before the Financial Industry Regulatory Authority, Inc. ("FINRA"). On February 13, 2009, Lee filed a counterclaim alleging that Terra Nova's supervisory procedures should have prevented the mistaken trades from being sent to the market. This counterclaim sought actual damages of no less than $62,000 and punitive damages of approximately $2,800,000, the amount of punitive damages being the same amount as Terra Nova sought as damages against Lee. Terra Nova and Lee each dismissed their claims against the other in December 2009 without any payment from either party and with rights to re-file at a later date.

           On December 19, 2008, FINRA notified Terra Nova that it had made a preliminary determination to recommend disciplinary action against Terra Nova as well as one current and two former employees based on alleged rule violations primarily related to soft dollar accounts, including without limitation alleged improper soft dollar payments, failure to adequately supervise soft dollar payments, failure to maintain adequate written supervisory procedures and improper record keeping. The charges mainly related to activities that occurred in 2004 and 2005. In October 2009 Terra Nova signed an Acceptance, Waiver and Consent document to settle this proceeding. We paid $400,000 to FINRA for this settlement.

           On or about September 25, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-05462, the case of Beatriz Santana and the Estate of Guillermo Zuniga v. Southwest Securities, Carlos Manuel Garcia and Terra Nova Financial in which the plaintiff seeks to recover up to $500,000. The complaint alleges that Terra Nova negligently or knowingly allowed co-defendant Garcia to improperly manage the account of Santana and Zuniga. The Company maintained that it acted properly. In December, 2009 the complainant agreed to dismiss the case with prejudice and without any payment by Terra Nova.

           In September of 2009, a FINRA arbitration panel in the matter of Friedman v. Riverside Securities, Jordan Zaro and Terra Nova found in favor of the claimant and awarded damages together with attorneys' fees, costs and interest against the defendants who were held jointly and severally liable. The matter involved a dispute under which claimant contended that Zaro engaged in improper trades in her account. Terra Nova paid $265,000 in 2009 for satisfaction of the judgment.

Note 10 - Bad Debt Expense

           In 2008, the Company experienced two instances where two separate clients performed trades that exposed the Company to significant credit risk and resulted in material losses to the Company during the month of September 2008. Each instance was unique and the Company implemented preventative measures and internal risk management policies to avoid recurrence of the events which caused such losses. Each of the two instances of customer trading losses is described in further detail below.

           Unusual trading by an individual client resulted in a loss of approximately $2.8 million during the third quarter of 2008. Near the end of the trading day, the client initiated a large number of program orders in excess of the client's financial capacity. As a result of this activity the client incurred losses of approximately $2.8 million. None of our other clients were affected. The application programming interface ("API") of one of our third-party trading software platforms, which allowed in this one instance the unusual trading, has been isolated and operational changes have been made which we believe will eliminate the possibility that any client in the future can execute trades in excess of their financial capacity with us. Moreover, the API software has been modified by our third-party software provider to permanently correct this issue. The API links applications directly to the third-party software platform which facilitates program trading. These modifications to the API did not affect the reliability of our proprietary or other third-party trading platforms or have any material impact on our other clients. We did, however, suspend the enrollment of new clients using this third-party software provider's API until the modifications were completed. We fully expensed the $2.8 million under the category "Bad debt expense" on the accompanying consolidated statement of operations for the year ended December 31, 2008.

           A second client generated a loss of approximately $1.3 million from trading in a margin account. In this instance, the client sold put options in certain securities shortly before the market close on a Friday afternoon. The U.S. government took over ownership of the issuer of these securities prior to the market opening on the following Monday and therefore this client's investment resulted in a loss of $1.3 million. The Company was able to reach an agreement with the client to recover $328,000 in cash and a promissory note for an additional $172,000 payable over seven years. The remaining loss on the account of approximately $771,000 was deemed uncollectible and written off as "Bad debt expense" on the accompanying consolidated statement of operations for the year ended December 31, 2008.

Note 11 - Reversal of Liabilities

           During the year ended December 31, 2009 the Company determined the statute of limitations had expired on various debts totaling approximately $76,000. Accordingly, the Company reversed these liabilities upon the expiration of the statute of limitations. The gains on the reversal of liabilities are reflected under the category "Other general and administrative expenses" on the accompanying consolidated statements of operations.

           During the year ended December 31, 2008 the Company determined the statute of limitations had expired on various debts and insurance claims totaling approximately $680,000 and $163,000, respectively. Accordingly, the Company reversed these liabilities on the respective statute expiration dates. The gain on the reversal of these liabilities is reflected under the category "Other general and administrative expenses" on the accompanying consolidated statements of operations. All of these unpaid debts and insurance claims originated prior to the Company's May 2006 acquisition of Terra Nova.

Note 12 - Income Taxes

           The components of income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows:

Current income tax expense (benefit):	2009	2008
Federal	$(22,021)	$260,360
State	-	(323,225)
	(22,021)	(62,865)
Deferred income tax expense (benefit):
Federal	262,200	(62,404)
State	22,800	(152,465)
	285,000	(214,869)
Total income tax expense (benefit):	$262,979	$(277,734)

           Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting. The tax effects of temporary differences that created deferred income tax assets (liabilities) are as follows as of December 31, 2009 and 2008:

Deferred tax assets	2009	2008
Allowance for doubtful accounts	$3,900	$5,850
Intangible assets	869,185	505,855
Goodwill	2,210,181	-
Property and equipment and capitalized software	394,441	-
Share-based compensation	1,208,914	1,208,914
Net operating loss carryforward	4,610,147	3,038,434
Other	60,278	115,920
Total deferred tax assets	9,357,046	4,874,973

Deferred tax liabilities
Goodwill	-	(556,187)
Property and equipment	-	(20,387)
Total deferred tax liabilities	-	(576,574)

Valuation allowance	(7,857,285)	(2,513,638)
Net deferred tax asset	$1,499,761	$1,784,761

           While the Company generated substantial tax loss carryforwards in prior years the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in Section 382 of the Internal Revenue Code) that occurred in connection with the 2006 issuance and sale of Series E Preferred Stock in order to fund the acquisition of Terra Nova. The Company believes that the use of loss carryforwards generated prior to the issuance and sale of Series E Preferred Stock will be limited to approximately $491,000 per year for the next seventeen years for federal tax purposes. Future benefits derived from the use of these loss carryforwards will be applied first to reduce to zero any non-current intangible assets related to the acquisition of Terra Nova and second to reduce income tax expense.

           At December 31, 2009, the Company had an income tax receivable balance of $738,285 which primarily represents an overpayment in estimated federal and state tax payments for 2008 of $400,000, $196,000 State of Illinois refunds resulting from amendments to filing on a unitary basis, and $123,000 State of Illinois refunds for overpayment of state taxes in prior years.

            At December 31, 2008, the Company had an income tax receivable balance of $1,446,264 which primarily represents an overpayment in estimated federal and state tax payments for 2008 of $1.1 million, $196,000 State of Illinois refunds resulting from amendments to filing on a unitary basis, and $123,000 State of Illinois refunds for overpayment of state taxes in prior years.

           The Company maintains a valuation allowance against the portion of the Company's net deferred tax asset whose realization is uncertain under the more-likely-than not criteria. The determination of whether deferred tax assets are realizable on a more-likely-than-not basis considers the facts, circumstances and information available at the reporting date and is subject to management's judgment.

           The Company believes it is no longer subject to U.S. federal and state income tax examinations for the years prior to 2004.

           A reconciliation of the difference between the expected income tax expense (benefit) using the statutory federal tax rate (34% in both 2009 and 2008) and the actual income tax expense (benefit) is as follows:

	2009	2008
Computed "expected" federal income tax expense (benefit)	$(4,402,397)	$29,245
State income taxes expense (benefit), net of federal benefit	(647,411)	11,768
Permanent differences	6,674	7,721
Change in valuation allowance	5,343,647	-
Changes in deferred taxes as a result of filing on a unitary basis	-	(138,198)
Refunds from amending prior year state returns	-	(196,475)
Refunds from overpayment of taxes in prior years	(22,021)	(144,580)
Additional federal taxes due for 2007	-	208,224
Other	(15,513)	(55,039)
Reported income tax expense (benefit)	$262,979	$(277,334)

Note 13 - Regulatory Requirements

           Terra Nova is subject to the U.S. Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1") under the Securities Exchange Act of 1934 which requires the maintenance of minimum net capital. Terra Nova calculates its net capital using the ''alternative method,'' which requires maintaining minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items.

           Terra Nova is also subject to the CFTC financial requirement ("Regulation 1.17") under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires maintaining minimum net capital. Terra Nova is a futures commission merchant and is required to maintain minimum net capital the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Regulation 1.17 and 4% of the total risk margin requirements for all positions carried in non-customer accounts with a minimum adjusted net capital of $500,000.

           Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis. In December 2009 we filed a broker-dealer withdrawal for Market Wise Securities, LLC since the broker-dealer was inactive and held no customer accounts. A summary of net capital requirements as of December 31, 2009 and 2008 as follows:

		Minimum Net Capital Requirement		Excess Net Capital
December 31, 2009	Net Capital	SEC	CFTC	SEC	CFTC
Terra Nova Financial, LLC	$10,394,818	$1,500,000	$500,000	$8,894,818	$9,894,818

December 31, 2008
Terra Nova Financial, LLC	$11,379,130	$1,500,000	$500,000	$9,879,130	$10,879,130
Market Wise Securities, LLC	$42,223	$5,000	$-	$37,223	$-

Note 14 - Share-Based Compensation

Stock Options and Warrants

           The fair value of each share-based award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model include: expected volatility of the Company's common stock estimated based on historical volatility; estimated expected life based on historical employee exercise behavior for similar awards giving consideration to the award's contractual terms vesting schedules; risk-free interest rate; and expected dividend yield. Share-based compensation is recorded based on the grant date fair value of awards over their respective requisite service periods, net of estimated forfeitures, based on historical employee termination behavior.

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

           The total number of shares of common stock that may be subject to option awards under the LTIP will not exceed an amount equal to: (a) ten percent of the total number of shares of common stock and common stock equivalents outstanding from time to time, minus (b) the total number of shares of common stock subject to outstanding awards on the date of calculation awarded under any other stock-based plan. On May 23, 2007 shareholders approved the LTIP to be amended such that the number of authorized awards under the LTIP will be calculated without regard to awards outstanding under the Company's 2006 Warrant Incentive Plan. As of December 31, 2009, the maximum number of option awards available under the LTIP is 4,278,862.

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

           The LTIP is administered by the Board of Directors or a committee ("Plan Committee") appointed by the Board of Directors. The Plan Committee may grant option awards under the LTIP to eligible participants. The Plan Committee has the discretion, in accordance with the provisions of the LTIP, to determine the terms of the award, to whom an award is granted and the number of shares of stock subject to the award subject to a maximum grant to an eligible participant in any year of 250,000 options or grants paid only in cash having a value determined on the date of grant in excess of $2,500,000.

           The exercise price for stock options may not be less than the fair market value of the Company's stock on the date of grant. The LTIP provides that option holders may pay the exercise price: (1) in cash, (2) by delivery to the Company of shares of the Company's common stock owned by the participant, (3) in a "cashless" exercise, or (4) in any combination of cash and shares.

           An option granted under the LTIP may not be exercised later than the date specified by the Board of Directors or Plan Committee, as applicable, which in all cases is a maximum of ten years from the date of the grant.

           On May 14, 2009 the Board of Directors approved the granting of 600,000 employee stock options under the LTIP. On August 3, 2009 the 600,000 stock options were granted to various employees with an exercise price of $0.80 which was the closing market price of the Company's common stock. These stock options were issued with terms of five years and vest 33% after 12 months, an additional 33% after 24 months and the remaining 34% after 36 months.

           The grant date fair value of the stock options granted during 2009 was $0.34 per share. A summary of the assumptions used to estimate the fair value of the August 3, 2009 option grants using the Black-Scholes option pricing model is as follows:

Risk-free rate - 10 year bond rate	4.28%
Expected life	5 years
Dividend yield	-
Expected volatility	40%

           During the year ended December 31, 2008 no stock options were granted.

           Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purpose of the 2006 WIP is to (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. The Company reserved 3,500,000 shares of voting common stock for sale upon the exercise of warrants granted under the 2006 WIP. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrants grants under the 2006 WIP. Unless the 2006 WIP is terminated earlier, it shall terminate five years from its effective date.

           The table below summarizes the Company's employee stock option and warrant plans as of December 31, 2009 and December 31, 2008:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan	4,453,253	589,274	3,863,979
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Balance at December 31, 2008	7,953,253	3,616,774	4,336,479

2005 Long-Term Incentive Plan	4,278,862	992,774	3,286,088
2006 Warrant Incentive Plan	3,500,000	3,027,500	472,500
Balance at December 31, 2009	7,778,862	4,020,274	3,758,588

           A summary of employee stock option activity, under the Company's LTIP, for the years ended December 31, 2009 and 2008, is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	785,574	$1.74	4.40	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(196,300)	1.84	3.57	-
Balance at December 31, 2008	589,274	1.71	3.65	-
Granted	600,000	0.80	4.60	-
Exercised	-	-	-	-
Cancelled	(196,500)	1.23	3.69	-
Balance at December 31, 2009	992,774	$1.25	3.64	$-

Options exercisable at December 31, 2009	357,774	$1.74	2.68	$-

           The following table summarizes the employee stock options outstanding and exercisable at December 31, 2009:

Stock Options Outstanding					Stock Options Exercisable
Range of Exercise Prices		Options Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Low	High
$0.50	$2.00	939,774	3.40	$1.26	304,774	$1.59
$2.01	$3.00	50,000	2.00	2.50	50,000	2.50
$3.01	$4.00	3,000	4.07	3.80	3,000	3.80
		992,774	3.64	$1.25	357,774	$1.74

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2009 is calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at December 31, 2009. The aggregate intrinsic value of stock options exercised is calculated as the number of in-the-money options on the exercise date times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

           As of December 31, 2009 there was $163,896 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately two and one-half years. During the years ended December 31, 2009 and 2008 compensation expense of $127,418 and $143,562, respectively, was recognized related to options vesting under option plans.

           A summary of employee warrant activity under the 2006 Warrant Incentive Plan as of December 31, 2009 and 2008 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	3,027,500	$2.56	3.50	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2008	3,027,500	2.56	2.60	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at December 31, 2009	3,027,500	$2.56	1.55	$-

Warrants exercisable at December 31, 2009	3,027,500	$2.56	1.55	$-

           The following table summarizes the employee warrants outstanding and exercisable at December 31, 2009:

Warrants Outstanding					Warrants Exercisable
Range of Exercise Prices		Warrants Outstanding	Weighted Average Remaining Contract Life (Years)	Weighted Average Exercise Price	Number of Warrants Exercisable	Weighted Average Exercise Price
Low	High
$1.50	$2.50	2,447,500	1.59	$2.50	2,447,500	$2.50
$2.51	$3.50	580,000	1.38	2.80	580,000	2.80
		3,027,500	1.55	$2.56	3,027,500	$2.56

           As of December 31, 2009 and 2008 there was no unrecognized compensation cost related to employee warrant grants.

The following are additional grant awards ascribed to the LTIP:

Restricted Stock

           The Plan Committee may award restricted shares of the Company's common stock that are subject to risk of forfeiture or other restrictions. Shares of restricted stock are subject to such restrictions as the Plan Committee may impose, including forfeiture upon termination of employment of the recipient. To date, no restricted stock has been granted.

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

Note 15 - Property and Equipment and Capitalized Software Development Costs

           The following table represents the different classes of property and equipment and capitalized software development costs as of December 31, 2009 and 2008:

		December 31, 2009		December 31, 2008
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Capitalized software development	3-5	$-	$428,332	$-	$2,780,628
Computer and hardware	3-5	1,013,879	-	668,531	-
Furniture, fixtures and equipment	3-7	352,141	-	1,185,672	-
Leasehold improvements	5-10	119,589	-	119,590	-
		1,485,609	428,332	1,973,793	2,780,628

Accumulated depreciation and amortization		(439,902)	(181,497)	(752,727)	(720,613)
Net balance		$1,045,707	$246,835	$1,221,066	$2,060,015

           Depreciation and amortization related to property and equipment for years ended December 31, 2009 and 2008 was $390,886 and $376,162, respectively. Amortization related to capitalized software development costs for the years ended December 31, 2009 and 2008 was $545,603 and $561,320, respectively. The Company reviews property and equipment and capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of the Company's finite assets is evaluated by comparing the current and forecasted cash flows associated with the assets to the assets' carrying values. Due to impairment indicators that arose during 2009 the Company evaluated long-lived assets for impairment. The results of this evaluation indicated that certain capitalized development costs related to software systems and processes which encompass the proprietary back office clearing system with a carrying value of $903,028 and software related to Tradient's proprietary trading platform with a carrying value of $477,386 were not recoverable. Accordingly, the Company recorded impairment losses on capitalized software development costs of $1,410,414 during the year ended December 31, 2009. Additionally, due to the decision to close Tradient, certain property and equipment with a carrying value of $173,599 were no longer recoverable. Accordingly, the Company recorded impairment losses on property and equipment of $173,599 during the year ended December 31, 2009.

Note 16 - Intangible Assets

Intangible assets consist of the following as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Customer list	$4,749,000	$4,749,000
Trade name	1,829,000	1,829,000
	6,578,000	6,578,000
Accumulated depreciation and amortization	(3,836,636)	(2,466,486)
Net balance	$2,741,364	$4,111,514

           The Company acquired $6,578,000 of intangible assets as part of the acquisition of Terra Nova on May 17, 2006. The acquired intangible assets comprised the values prescribed to the acquired customer list and trade name of $4,749,000 and $1,829,000, respectively. The useful life of these intangibles was initially determined to be ten years. During the first quarter of 2008 the estimated life of the customer list declined from ten years to five years based on a determination that the turnover rate of the original clients from May 2006 was higher than originally estimated.

           The customer list and trade name are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was $1,370,150 for the years ended December 31, 2009 and 2008.

The following table illustrates the aggregate future amortization of intangible assets:

Years Ending December 31,	Intangible Assets Amortization
2010	$1,370,150
2011	476,354
2012	182,900
2013	182,900
2014	182,900
Thereafter	346,160
Total	$2,741,364

Note 17 - Fair Value of Financial Instruments

           FASB issued ASC Topic 820, "Fair Value Measurements", ("ASC 820") which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability (an entry price).

Financial Assets and Liabilities

           The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of December 31, 2009 and 2008.

Financial instruments owned, at fair value:	December 31, 2009	December 31, 2008
Money market funds held in cash and cash equivalents	$2,337,655	$7,260,666
U.S. Treasury securities held in cash segregated in compliance with federal regulations	-	49,959,556
U.S. Treasury securities held as clearing deposits	12,998,592	998,408
Money market funds held as clearing deposits	-	6,650,000
Total	$15,336,247	$64,868,630

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

           The following table sets forth by level within the fair value hierarchy, the inputs used to measure the Company's financials instruments owned at fair value as of December 31, 2009.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Fair Value
Money market funds held in cash and cash equivalents	$2,337,655	$-	$-	$2,337,655
U.S. Treasury securities held as clearing deposits	12,998,592	-	-	12,998,592
Total	$15,336,247	$-	$-	$15,336,247

Non-Financial Assets and Liabilities

           The following table summarizes the Company's non-financial assets and liabilities subject to fair value measurements along with the total impairment, if any, recognized:

Non-financial assets	Level 1	Level 2	Level 3	Impairment
Goodwill	$-	$-	$-	$7,501,408
Capitalized software development costs	-	-	246,835	1,410,414
Property and equipment	-	-	1,045,707	173,599
Total	$-	$-	$1,292,542	$9,085,421

Note 18 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

           The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Receivables	Payables	Receivables	Payables
Cash held for securities borrowed	$7,988,525	$-	$4,332,350	$-
Clearing deposits & receivables/payables	15,012,864	490,911	9,236,109	913,621
Total	$23,001,389	$490,911	$13,568,459	$913,621

           The cash held for securities borrowed represents Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have sold securities not yet purchased ("short sales") in their trading accounts. At times, Terra Nova loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. There were no loaned securities at December 31, 2009 and December 31, 2008. Credit approval is required for all broker-dealers from which securities are borrowed and loaned. Terra Nova monitors the collateral value daily and requires additional collateral if warranted.

           Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally, the Company is obligated to meet deposit requirements on a daily basis.

Note 19 - Employee Benefit Plan

           The Company provides retirement benefits through a defined contribution 401k plan ("401k Plan"). All employees are eligible to enroll in the 401k Plan after they reach the age of twenty-one and complete one month of employment with the Company. The Company makes a matching contribution each pay period. Employee salary deferrals up to 6% of the employee's compensation each payroll period are matched at 50%. The Company match is subject to the following vesting schedule: 20% vested after two years and an additional 20% each subsequent year, with full vesting achieved after six years of employment. The Company's matching contributions for 2009 and 2008 were approximately $143,000 and $148,000, respectively.

Note 20 - Resignation Agreement

           The Company and Michael G. Nolan ("Nolan"), who departed as the Company's Chief Executive Officer effective December 1, 2009, entered into a separation agreement (the "Agreement") effective December 22, 2009. Pursuant to the Agreement, (i) Nolan's effective separation date is December 15, 2009 ("Separation Date"); (ii) the Company received a full release from Nolan of all claims relating to his employment subject to certain exceptions; (iii) Nolan receives semi-monthly payments over the course of the nine months following the Separation Date which are equal to the amount Nolan would otherwise have received as base salary (at the rate of salary in effect at the Separation Date) had Nolan not been terminated from employment with Terra Nova; (iv) Nolan will receive payment for accrued and unused vacation time in the approximate amount of 96 hours; and (v) the Company will pay for continuing COBRA coverage for nine months from the Separation Date. Nolan also resigned from the Company's Board of Directors effective December 22, 2009. In 2009, we expensed the nine months of severance and COBRA coverage totaling $171,861 which is reflected under the category "Other general and administrative expenses" on the accompanying consolidated statement of operations.

Note 21 - Lines of Credit

           Terra Nova maintains credit lines secured by customer securities to facilitate its self-clearing broker-dealer operations. The rates on the lines of credit are determined daily by the bank and are based on the daily rates at which banking institutions are able to borrow from each other plus a predetermined spread. In the fourth quarter of 2009 the Company added a credit line secured by customer securities with a qualified banking institution which will also be used to meet daily cash flow needs along with a third credit line used for processing ACH credit and debit transactions. At December 31, 2009 and 2008, the Company did not have any outstanding balance drawn on their credit lines.