Form 10-K/A
period 2009-12-31
Terra Nova Financial Group Inc
filed 2010-04-29
CIK 884892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-24057

TERRA NOVA FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Illinois	75-2375969
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 South Wacker Drive, Suite 1550 Chicago, Illinois 60606 (Address of principal executive offices)	(312) 827-3600 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None
Title of each class:	Name of each exchange on which registered:
None	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock - $0.01 par value
(Title of class)

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7.5 million based on the closing sale price of such stock as reported by the OTC Bulletin Board on June 30, 2009, assuming that all shares beneficially held by executive officers and members of the Registrant's Board of Directors are shares owned by "affiliates," a status which each of the executive officers and directors may individually disclaim. As of March 15, 2010, there were 25,054,508 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
        None.

Explanatory Note

        This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 30, 2010 (the "Report"), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant's Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant's SEC filings made subsequent to the Report. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

FORWARD-LOOKING STATEMENTS

         This Amendment No. 1 includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties discussed in this Amendment. The words "may," "will," "anticipate," "continue," "could," "projected," "expects," "believes," "intends," and "assumes," the negative of these terms and similar expressions are used to identify forward-looking statements. All forward-looking statements and information included herein is given as of the filing date of this Amendment No. 1 with the Securities and Exchange Commission and based on information available to us at the time of this report and future events or circumstances could differ significantly from these forward-looking statements. Unless required by law, we undertake no obligation to update publicly any such forward-looking statements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Directors of the Company are as follows:

Name	Age	Director Since	Principal Occupation During the Last Five Years; Other Directorships
Bernay C. Box	48	2006	Mr. Box has served as a director and as Chairman of the Board since June 2006, and has served as Chief Executive Officer since December 1, 2009. Mr. Box is the founder and has been during the past five years the managing partner of Bonanza Capital, Ltd. (which we sometimes refer to as the Investment Manager), a private investment partnership he founded in 1999. Based in Dallas, Texas, the Investment Manager is a small-cap investment fund managing money for high net worth and institutional clients. Mr. Box is also the CEO and President of Bonanza Fund Management, Inc. ("BFM"). In addition, since May 2009 Mr. Box has been a member of the Board of Directors for Points International Ltd., a Canadian public company that trades on the Toronto Stock Exchange and is quoted on the OTC Bulletin Board, and currently serves as Chairman of the Board. He also serves as a member of the Human Resources and Corporate Governance Committee for that company. Mr. Box has over 20 years of investment experience and is a graduate of Baylor University.

Mr. Box has been selected for the Board due to his intimate knowledge of the Company, having led a PIPE transaction in 2006 that resulted in the Company taking its present form. In addition, Mr. Box represents the Company's largest shareholder and has many years of experience investing in and guiding small companies to help them grow. Mr. Box also possesses Board experience.
Charles B. Brewer (2), (3)	61	2004	Mr. Brewer has served as a director since January 2004. Mr. Brewer serves as President and Chief Executive Officer of Senior Quality Lifestyle Corporation, a non-profit corporation that operates upscale retirement and assisted living communities in Dallas, Houston and Barton Creek, Texas. Mr. Brewer serves on the board and as chairman of each of the non-profit boards for these communities and for new communities under construction in Fort Worth and Corpus Christi. Mr. Brewer is an attorney and has served as a director of a number of publicly traded companies. He has been principally employed for the last 18 years in restructuring financially troubled companies on behalf of various creditor groups. In the past five years, Mr. Brewer has served as an executive officer, and/or chief executive officer and as a director at Capital Gaming Corporation and American Eco Corporation, and was employed during periods when each of those companies sought to reorganize under Chapter 11 of the United States Bankruptcy Code. Mr. Brewer holds B.A. and J.D. degrees from Southern Methodist University.

Mr. Brewer brings legal expertise to the Board and has served as CEO and general counsel for other publicly traded companies. He also has experience in corporate governance. His business experience in helping develop and grow smaller companies with limited financial resources is another attribute valued by the Board.
Russell N. Crawford (1), (2), (3)	62	2005	Mr. Crawford is Chief Operating Officer of Electrical Distributors, LLC which does business primarily in Texas. Electrical Distributors, LLC is a wholesale electrical supplier and is privately held. Mr. Crawford was formerly General Manager of Diverse Construction, a general contracting firm. Prior to Diverse Construction, Mr. Crawford was Principal of Crawford Consulting Services, a consultancy focusing on the construction industry. From 2001 to 2004, Mr. Crawford served as Vice President and Chief Marketing Officer of Mills Electrical Contractors, a division of Integrated Electrical Services, Inc., in Dallas, Texas. His long career in the electrical services industry has included, among other executive and management positions, the founding and serving as President of Crawford Electric Supply Company in Dallas, Texas from 1986 to 1997. Mr. Crawford holds a B.S. degree in Biology and Chemistry from Stephen F. Austin State University.

Mr. Crawford is a valued Board member due to his lengthy history of serving as a senior business executive, which allows him to quickly review and appraise the efforts of the Company's management and provide direction to them. This background also makes him conversant with current trends in executive compensation. Further, his technical background allows him to understand the telecommunications and software issues the Company faces in connection with its trading business.

Gayle C. Tinsley	79	1998	From April 1998 to September 2001, Mr. Tinsley served as Chief Operations Officer of the Company. From October 2001 until his retirement in December 2009, Mr. Tinsley served as chief operating officer of CW Dalcan Management Services, Ltd., a real estate management company that owns and operates multiple commercial buildings in Texas and Louisiana. Mr. Tinsley has more than 45 years of senior management experience with high-tech companies ranging in size from startup to Fortune 100 corporations. Mr. Tinsley has also served as a consultant to small businesses in the areas of business and marketing plan development and capital funding. Mr. Tinsley has held positions as Vice President of Sales, Marketing and Technical Services with VMX Corporation, President and Chief Executive Officer of Docutel/Olivetti Corporation and various management positions with Xerox Corporation, Recognition Equipment, Inc. and IBM Corporation, where he began his business career. Mr. Tinsley received both his B.S. and Master's Degrees from East Texas State University, now Texas A & M University, Commerce.

Mr. Tinsley brings a unique perspective to the Board in having worked with a broad variety of companies of different sizes and so brings perspective as to growth patterns of companies and methods used by larger and more successful companies. He brings an extensive amount of executive experience. Mr. Tinsley has demonstrated an ability to devote a significant amount of time to the Company.
Stephen Watson (1), (3)	62	2004	Mr. Watson is the Managing Director of Stanton Chase International's Dallas, Texas office. Stanton Chase International is an executive search firm. Mr. Watson previously served as the International Chairman of Stanton Chase International since November 2004. Prior to Stanton Chase International, Mr. Watson was a managing director at Russell Reynolds Associates, a senior partner at Heidrick & Struggles and the technology practice leader and board member of Ray & Berndtson. Mr. Watson previously served as Chairman, President and CEO of Micronyx, a leading supplier of security products, spent nine years at Tandem Computers where he was regional director and over 13 years at Burroughs Corporation, where he held various management positions. Mr. Watson received his B.S. degree in electrical engineering from the University of Wisconsin, and his M.B.A. from Southern Methodist University.

Mr. Watson has been selected for Board membership due to his extensive knowledge of executive staffing and compensation. In addition, he has great technical knowledge that allows him to quickly understand the sophisticated information technology requirements of the Company. Mr. Watson not only has advanced education in business management, but has served at the highest levels of management, allowing him to quickly and cogently assess the business issues and opportunities that present themselves to the Company.

(1) - Member of the Compensation Committee
(2) - Member of the Audit Committee
(3) - Member of the Nominating and Governance Committee

Executive Officers

         The following provides information regarding each of the Company's executive officers as of April 15, 2010.

         Bernay C. Box has served as a director and as Chairman of the Board since June 2006, and has served as Chief Executive Officer since December 1, 2009. Mr. Box is the founder and has been during the past five years the managing partner of Bonanza Capital, Ltd. (which we sometimes refer to as the Investment Manager), a private investment partnership he founded in 1999. Based in Dallas, Texas, the Investment Manager is a small-cap investment fund managing money for high net worth and institutional clients. Mr. Box is also the CEO and President of BFM. In addition, since May 2009 Mr. Box has been a member of the Board of Directors for Points International Ltd., a Canadian public company that trades on the Toronto Stock Exchange and is quoted on the OTC Bulletin Board, and currently serves as Chairman of the Board. He also serves as a member of the Human Resources and Corporate Governance Committee for that company. Mr. Box has over 20 years of investment experience and is a graduate of Baylor University. Mr. Box is 48 years old.

         Raymond Burley joined the Company in March 2003. He was named President and Chief Operating Officer of Terra Nova Financial, LLC as of December 1, 2009. Mr. Burley has more than 20 years of experience in the financial services and brokerage industries, including roles as COO of full-service investment management and brokerage firm Romano Brothers & Company and CFO of options market maker Cutler Group, LP. He holds a Bachelor of Arts degree from Western Illinois University and has earned FINRA Series 7, 24 and 27 accreditations. Mr. Burley is 43 years old.

         Murrey Wanstrath has served as the Company's Chief Financial Officer since April 15, 2009. He previously also served as a director from June 2006 through May 14, 2009. Mr. Wanstrath also previously acted as the Company's interim Chief Financial Officer, Secretary and Treasurer from November 19, 2007 until May, 2008 pursuant to a Services Agreement entered into by the Company and BFM. He subsequently provided financial consulting services to the Company under an Agreement entered into by the Company and DIAL Capital, LLC, Mr. Wanstrath being the President of DIAL Capital, LLC. Mr. Wanstrath was previously Managing Director with the Investment Manager from November 2005 through August 2008. Mr. Wanstrath was an investment banker with Stonegate Securities from December 2004 through October 2005, as well as a senior equity analyst for Hibernia Southcoast Capital from October 2001 through May 2004. Mr. Wanstrath also worked as a manager in the transaction services group for Ernst & Young from January 1999 through October 2001, and from May through December of 2004. Mr. Wanstrath, CPA, has earned the Chartered Financial Analyst designation, and graduated from the University of Arkansas in Fayetteville with a Bachelor of Business Administration in Accounting. Mr. Wanstrath is 36 years old.

There is no family relationship between any directors or any executive officer of ours.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Executive officers, directors and greater than ten percent shareholders are required by Federal securities regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of filings with the SEC and/or written representations from certain reporting persons that no other reports were required we believe that all of our directors, executive officers and other Section 16 reporting persons complied during 2009.

Code of Ethics

         The Company has adopted a Code of Business Conduct and Ethics which was last revised as of March 2008. The Code, which applies to all our directors, officers, consultants and employees, is available on our website at www.TNFG.com in the Corporate Governance section. Any amendment to, or waiver of, any provisions of the Company's Code of Business Conduct and Ethics for executive officers and directors will be promptly disclosed on our website in accordance with applicable laws and regulations.

Audit Committee

         The Company has a separately designated Audit Committee, as defined in §3(a)(58)(A) of the Securities Exchange Act of 1934 (the "Exchange Act"). The members of the Audit Committee are Directors Brewer (Chair) and Crawford. The Board of Directors has determined that each of Directors Brewer and Crawford qualifies as an audit committee financial expert as described by Item 407(d)(5) of Regulation S-K of the Exchange Act, and that each of the Audit Committee members is independent under the rules of The NASDAQ Stock Market, which the Board has adopted as its independence standards. The Board has determined that each committee member also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table For Years Ended December 31, 2009 and December 31, 2008

         The following table sets forth the compensation for the services in all capacities to us or our subsidiary companies or their predecessors for the years ended December 31, 2009 and December 31, 2008 of (a) our former Chief Executive Officer and our current Chief Executive Officer during the fiscal year ended December 31, 2009 and (b) the two most highly compensated executive officers, other than our Chief Executive Officer, employed by us as of December 31, 2009, referred to as the "named executive officers" in this Form 10-K/A .

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Bernay Box
(Chief Executive Officer as
of December 1, 2009)	2009	--	--	--	--	--

Michael G. Nolan (4)	2009	$206,250	--	$33,502	$175,847	$451,599
(former Chief Executive Officer)	2008	$230,519	$150,000	--	$6,951	$387,470

Murrey Wanstrath (5)	2009	$127,542	--	$50,253	$18,798	$196,593
(Chief Financial Officer)	2008	--	--	--	$21,250	$21,250

Cristian Doloc (6)	2009	$200,000	--	$28,477	$6,048	$234,525
(former Chief Technology Officer)	2008	$204,616	$45,000	--	$6,951	$256,567

(1)	The compensation included in the table above for Messrs. Nolan and Doloc includes compensation for their services to both us and subsidiaries.

(2)	Represents the aggregate grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718, See Note 14 to our consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2010 for the assumptions used to value these awards.

(3)	The amounts shown in this column consist of the following components:

Name	Year	Company 401k Match (a) ($)	Director Fees(b)	Life Insurance Premiums Paid by Company ($)	Severance Payments ($)	Total ($)

Murrey Wanstrath	2009	--	$18,750	$48	--	$18,798
	2008	--	$21,250	--	--	$21,250

Michael G. Nolan	2009	$3,938	--	$48	$171,861	$175,847
	2008	$6,900	--	$51	--	$6,951

Cristian Doloc	2009	$6,000	--	$48	--	$6,048
	2008	$6,900	--	$51	--	$6,951

(a)	Represents matching contributions to the 401k account under the Company's defined contribution 401k plan of each named executive officer. See the description of the plan in "Retirement Plans" below for more information.

(b)	Represents director fees received for serving as a director through May 14, 2009. Mr. Wanstrath received only the listed fees, and no equity awards or other incentive awards for service as a director in 2008 or 2009.

(4)	Mr. Nolan's employment as Chief Executive Officer became effective in August 2006 and ended as of December 1, 2009.

(5)	Mr. Wanstrath became Chief Financial Officer on April 15, 2009. He served as a director from June 2006 through May 14, 2009. Fees he received for serving as director in 2008 and 2009 are listed in "All Other Compensation." The table does not reflect certain payments made by the Company to BFM in 2008 pursuant to a services agreement, effective as of November 19, 2007, which the Company entered with BFM. BFM agreed to provide the services of Mr. Wanstrath, one of its employees, to act as our interim Chief Financial Officer, Secretary and Treasurer, which was effective until May 23, 2008. The Company paid BFM the amount of $4,330 per week for such services. See "Certain Relationships And Related Transactions."

(6)	Mr. Doloc ceased serving as our Chief Technology Officer on January 28, 2010.

        All of our executives, other than our Chief Executive Officer, Bernay Box, who does not receive compensation for such services, operate under a compensation structure whereby they are entitled to an initial base salary and a discretionary annual target bonus, which may be paid in cash, stock or a combination of both, the amount of which depends on the degree to which the Company achieves certain financial targets (such as growth of revenues), certain operational metrics and the successful implementation of various initiatives, and such other criteria as may be approved by our Board. There were no bonuses granted in 2009 to any of our named executive officers.

        Our 2005 Long-Term Incentive Plan was originally approved by our shareholders in June 2005 and was subsequently amended in May 2007 to consolidate the Long-Term Incentive Plan with other prior stock-based plans in order to streamline the time and costs associated with administrating such prior plans. The Long-Term Incentive Plan provides that key employees, consultants and non-employee directors of the Company may be granted (i) incentive and non-qualified options to acquire shares of the Company's common stock, (ii) performance based awards, (iii) shares of restricted common stock, (iv) stock appreciation rights and (v) "phantom" stock awards. As of December 31, 2009 4,278,862 stock options were authorized for issuance under the Long-Term Incentive Plan and 3,286,088 were available for grants under the plan.

        The Company adopted the 2006 Warrant Incentive Plan in May 2006 to provide for the grant of warrants to encourage certain employees and directors of the Company to acquire a proprietary interest in the Company and to share in the future success of the Company's business, to attract and retain outstanding management personnel and directors and to promote a close identity of interests between the Company's employees and directors and the Company's stockholders. As of December 31, 2009 3,500,000 warrants were authorized for issuance under the Warrant Incentive Plan and 472,500 were available for grant under the plan.

        The compensation of our former Chief Executive Officer, Mr. Nolan, and our current Chief Financial Officer, Murrey Wanstrath, was determined by the Board. Mr. Nolan ceased acting as our Chief Executive Officer as of December 1, 2009, and resigned as a director on December 22, 2009. The Company entered into an Agreement with Mr. Nolan pursuant to which he is to receive nine months of base salary commencing on December 15, 2009, payable semi-monthly. The Company also agreed to pay any of Mr. Nolan's COBRA payments through September 15, 2010. The Agreement also contains confidentiality and non-solicitation provisions.

        The Board has delegated authority to our management regarding matters related to the compensation of the Company's other employees. The Board periodically reviews certain matters regarding compensation in accordance with the terms of the charter of the Compensation Committee. The material terms of certain option grants are set forth in the notes to the "Outstanding Equity Awards at Fiscal Year-End" table below. Bernay Box, our Chairman and Chief Executive Officer is not currently receiving compensation for serving as our Chief Executive Officer.

        All employees of the Company are employed at will with no specific or non-standard employment agreement.
Outstanding Equity Awards at Fiscal Year-End 2009

        The following table sets forth information regarding outstanding equity awards for each named executive officer as of the end of fiscal year 2009.

Option Awards (1)

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date

Bernay Box	--	--	--	--

Murrey Wanstrath	--	150,000 (2)	$0.80	08/3/2014

Michael G. Nolan	50,000	--	$2.50	06/15/2010
(former Chief Executive Officer)	156,274	--	$1.53	06/15/2010
	360,000	--	$2.50	08/04/2011

Cristian Doloc	75,000	75,000 (3)	$1.65	09/07/2012 (4)
(former Chief Technology Officer)	--	85,000 (5)	$0.80	08/03/2014

(1)	Includes incentive warrants issued and options granted to the named executive officers.

(2)	Options issued August 3, 2009. Such options vest in three equal installments on August 3, 2010, August 3, 2011, and August 3, 2012.

(3)	Options to purchase 150,000 shares of common stock at an exercise price of $1.65 per share were granted on September 7, 2007. 25% of such options vested and became exercisable on September 7, 2008, 25% vested and became exercisable on September 7, 2009 and the remaining 50% of such options were to vest and become exercisable on September 7, 2010. Due to Mr. Doloc's termination on January 28, 2010, the 75,000 options listed in this column will not vest.

(4)	Due to Mr. Doloc's termination, the options will now expire on July 28, 2010.

(5)	Options to purchase 85,000 shares of common stock at an exercise price of $0.80 per share granted on August 3, 2009. Such options were to vest in three equal installments on August 3, 2010, August 3, 2011, and August 3, 2012. Due to Mr. Doloc's termination on January 28, 2010, such options will not vest.

Retirement Plans

        The Company provides retirement benefits to eligible employees (including the named executive officers) through a defined contribution 401k plan (which we sometimes refer to as the 401k Plan). All employees are presently eligible to enroll in the 401k Plan after they reach the age of twenty-one and have completed thirty days of employment with the Company. The Company makes a matching contribution each pay period. The participants' salary deferrals up to 6% are matched by the Company at 50%. The Company match is subject to the following vesting schedule: 20% vested after two years and an additional 20% vests each subsequent year, with full vesting achieved after six years of employment.

Risk Considerations in our Compensation Program

        We structure the compensation of management, other than our current Chief Executive Officer who does not receive compensation for his services, to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income so executives do not feel pressured to focus exclusively on short term gains, or annual stock price performance which may be to the detriment of long term appreciation and other business metrics. The variable (cash bonus and equity awards) portions of compensation are designed to reward both individual performance and overall corporate performance. For individual performance, bonuses are qualitatively determined in the sole discretion of the Compensation Committee. Equity awards, however, receive their value based on overall Company performance. We believe that the variable components of compensation are sufficient to motivate executives to produce superior short and long terms corporate results while the fixed element is also sufficient that executives are not encouraged to take unnecessary or excessive risks in doing so.

Director Compensation

        Since December 2007, the amount payable to directors for serving on the Board is an annual fee of $15,000. In addition, non-employee directors are entitled to receive a fee of $1,250 for each Board and committee meeting attended. Directors who are appointed at a date other than the Annual Meeting will be entitled to receive a pro rata portion of the annual director compensation. Mr. Box waived his right to receive any compensation for serving on the Board in 2008 and 2009 and has indicated his intention to waive his right to receive any compensation for serving on the Board in 2010 as an employee director.

Director Compensation for Fiscal Year 2009

         The following table sets forth the compensation paid to each of our directors who is not also a named executive officer for the year ended December 31, 2009.

Director	Fees Earned or Paid in Cash ($)	Total ($)
Gayle C. Tinsley	28,750	28,750

Charles B. Brewer	35,000	35,000

Russell N. Crawford	43,750	43,750

Stephen B. Watson	36,250	36,250

Set forth below is the total number of stock option and incentive warrant awards outstanding for each non-employee director as of December 31, 2009. All such awards are fully vested.

Director	Number of Stock Options Outstanding as of December 31, 2009	Number of Warrants Outstanding as of December 31, 2009
Gayle C. Tinsley	2,000	100,000

Charles B. Brewer	2,000	75,000

Russell N. Crawford	1,000	75,000

Stephen B. Watson	2,000	75,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our employee equity compensation plans information at December 31, 2009:

	(a)	(b)	(c)
Equity Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,020,274	$2.24	3,758,588

Equity compensation plans not approved by security holders	-	-	-
Total	4,020,274	$2.24	3,758,588

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information, as of April 15, 2010 unless otherwise specified, concerning:

•	beneficial ownership of our common stock by (1) Bonanza Master Fund, Ltd. Liquidating Trust, (2) Wellington Management Company, LLP, referred to as "Wellington Management", (3) PAR Investment Partners, L.P., (4) Forest Hill Capital, L.L.C., referred to as "Forest Hill" and (5) Charles M. Almond, Trustee for the Almond Family 2001 Trust, which are to the Company's knowledge the only beneficial owners of 5% or more of our common stock; and

•	beneficial ownership of our common stock by (1) all of our current directors, (2) those executive officers, referred to as the "named executive officers" in the Summary Compensation Table included in this Form 10-K/A, and (3) all of our current directors and executive officers together as a group.

        The number of shares beneficially owned by each entity, person, current director, or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire within 60 days after the date of this table, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse or dependent children within his or her household, with respect to the shares set forth in the following table. Unless otherwise indicated, the address for all current executive officers and directors is c/o Terra Nova Financial Group, Inc., 100 South Wacker Drive, Suite 1550, Chicago, Illinois 60606.

        We have relied upon the filings made with the SEC by the beneficial owners named in this table.

Equity Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Bonanza Master Fund, Ltd. Liquidating Trust 300 Crescent Court, Suite 250 Dallas, TX 75201	9,613,081 (1)	37.0%

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	3,209,535 (2)	12.8%

PAR Investment Partners, L.P. One International Place, Suite 2400 Boston, Massachusetts 02110	2,947,600 (3)	11.8%

Forest Hill Capital, L.L.C. 100 Morgan Keegan Drive, Suite 430 Little Rock, Arkansas 72202	1,959,536 (4)	7.8%

Charles M. Almond Trustee for the Almond Family 2001 Trust P.O. Box 2100 Mill Valley, California 94941	1,300,000 (5)	5.2%

(1)	Bonanza Master Fund, Ltd. Liquidating Trust is a trust formed under the laws of the Cayman Islands. The Company has been informed that the voting and dispositive powers are held by Bernay Box, the Chairman of our Board and our Chief Executive Officer. Does not include warrants to purchase 3,786,534 shares of our common stock held by Bonanza Master Fund, Ltd. Liquidating Trust, which the Company believes are not currently exercisable. Includes warrants to purchase 920,007 shares of our common stock, which are currently exercisable.

(2)	According to a Schedule 13G/A filed with the SEC on February 12, 2010, Wellington Management currently shares power to vote or direct the vote of 2,742,868 shares of our common stock owned of record by clients of Wellington Management and shares power to dispose or direct the disposition of 3,209,535 shares of our common stock owned of record by clients of Wellington Management.

(3)	According to a Form 4 filed with the SEC on July 18, 2008 by PAR Investment Partners, L.P. ("PIP"), PAR Group, L.P. ("PAR Group") and PAR Capital Management, Inc. ("PAR Capital"), PIP, PAR Group and Par Capital beneficially own 3,947,600 shares of our common stock. According to the Form 4, PIP holds the shares directly, PAR Group is the general partner of PIP and Par Capital is the general partner of PAR Group. According to a Schedule 13G/A filed February 14, 2008, each of them has sole power to vote and dispose of the 3,947,600 shares of common stock beneficially owned by it. The number of shares indicated as beneficially owned by each of PIP, PAR Group and Par Capital in the Form 4 includes shares underlying warrants as being currently exercisable to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share. The Company does not believe that the warrants described in the Schedule Form 4 are currently exercisable. The shares and the warrants are directly held by PIP.

(4)	According to a Form 4 filed with the SEC on March 5, 2010 on behalf of Forest Hill, an investment adviser, and Mark Lee, the principal of Forest Hill, Forest Hill and Mr. Lee beneficially own 1,959,536 shares of our common stock. According to a Schedule 13G filed with the SEC on September 20, 2007 on behalf of Forest Hill and Mark Lee, Forest Hill has sole power to vote and dispose of the 1,959,536 shares of our common stock beneficially owned by it. As the manager of Forest Hill, Mr. Lee may direct the vote and disposition of the 1,959,536 shares of our common stock beneficially owned by Forest Hill. According to the Form 4, these shares are held by Forest Hill indirectly through the accounts of (i) Forest Hill Select Fund, L.P., of which Forest Hill is the general partner, and (ii) Forest Hill Select Offshore Fund, Ltd, to which Forest Hill acts as investment advisor. According to the Form 4, each of Forest Hill and Mark Lee disclaim such beneficial ownership.

(5)	This information was obtained from a Form 13D filed with the SEC on March 9, 2010 on behalf of Charles Almond, Trustee for the Almond Family 2001 Trust. According to the Form 13D, Charles Almond, as trustee for the Almond Family 2001 Trust, has sole power to vote or direct the vote of and to dispose or direct the disposition of the 1,300,000 shares of our common stock beneficially owned by the trust.

Equity Ownership of Directors and Management

Name	Number of Shares Beneficially Owned	Approximate Percent of Class

Gayle C. Tinsley	108,384 (1)	*

Russell N. Crawford	81,396 (2)	*

Charles B. Brewer	81,881 (3)	*

Stephen B. Watson	82,732 (4)	*

Michael Nolan (former Chief Executive Officer)	616,275 (5)	2.4%

Cristian M. Doloc (former Chief Technology Officer)	75,000 (6)	*

Murrey Wanstrath	--	*

Bernay Box	9,613,081 (7)	37.0%

Current Officers and Directors as a group (7 persons)	10,031,974 (8)	38.1%

*Percentage of shares beneficially owned does not exceed 1% of the outstanding common stock.

(1)	Includes shares underlying currently exercisable (A) warrants to purchase 100,000 shares of our common stock which are exercisable at an exercise price of $2.50 per share and (B) options to purchase 2,000 shares of our common stock, 1,000 of which are exercisable at an exercise price of $3.80 per share, and 1,000 of which are exercisable at an exercise price of $2.00 per share.

(2)	Includes shares underlying currently exercisable (A) warrants to purchase 75,000 shares of our common stock which are exercisable at an exercise price of $2.50 per share and (B) options to purchase 1,000 shares of our common stock exercisable at an exercise price of $2.00 per share.

(3)	Includes shares underlying currently exercisable (A) warrants to purchase 75,000 shares of our common stock which are exercisable at an exercise price of $2.50 per share and (B) options to purchase 2,000 shares of our common stock, 1,000 of which are exercisable at an exercise price of $2.00 per share, and 1,000 of which are exercisable at an exercise price of $3.80 per share.

(4)	Includes shares underlying currently exercisable (A) warrants to purchase 75,000 shares of our common stock which are exercisable at an exercise price of $2.50 per share and (B) options to purchase 2,000 shares of our common stock, 1,000 of which are exercisable at an exercise price of $2.00 per share, and 1,000 of which are exercisable at an exercise price of $3.80 per share.

(5)	Effective December 1, 2009 Mr. Nolan ceased being our Chief Executive Officer and as December 15, 2009 resigned as a director. Includes shares underlying 579,608 currently exercisable options and warrants.

(6)	Effective January 28, 2010, Mr. Doloc ceased being out Chief Technology Officer. Includes shares underlying currently exercisable options to purchase 75,000 shares of our common stock which are exercisable at an exercise price of $1.65 per share.

(7)	See note (1) to the foregoing table. Mr. Box may be deemed a beneficial owner of the securities held by Bonanza Master Fund, Ltd. Liquidating Trust by virtue of his role as the trustee of the Bonanza Master Fund, Ltd. Liquidating Trust.

(8)	Includes 1,315,174 vested options and warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

        Since January 1, 2008, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the years ended December 31, 2009 and 2008 and in which any current director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with the transactions described below.

        On February 14, 2008, the Company entered into a Services Agreement, effective as of November 19, 2007, with BFM pursuant to which BFM agreed to provide the services of Murrey Wanstrath to act as the Company's interim Chief Financial Officer, Secretary and Treasurer. Mr. Wanstrath was an employee of BFM, as well as a then current director of the Company, and had been serving as our interim Chief Financial Officer since Ms. Kane's departure in November 2007. Mr. Box, Chairman of the Board of the Company, is the President of BFM, which is the general partner of Bonanza Capital, Ltd., the investment manager of Bonanza Master Fund, Ltd. Bonanza Master Fund, Ltd. was a shareholder of the Company at such time. The shareholdings of Bonanza Master Fund, Ltd. have been transferred to an affiliate, Bonanza Mater Fund, Ltd. Liquidating Trust. Pursuant to the agreement, BFM agreed to make Mr. Wanstrath available to serve as the Company's interim Chief Financial Officer, Secretary and Treasurer. During the term of the agreement, Terra Nova paid BFM the amount of $4,330 per week and reimbursed BFM for Mr. Wanstrath's reasonable travel and temporary housing costs incurred in connection with providing his services to the Company. On May 23, 2008, Terra Nova sent to BFM notice that Terra Nova intended to terminate, effective the close of business on May 23, 2008, that certain Services Agreement dated February 14, 2008 between BFM and Terra Nova. Terra Nova terminated the Services Agreement in May 2008 in connection with its determination to engage Mr. Walsh to serve as interim Chief Financial Officer, Treasurer and Secretary. As a result, Mr. Wanstrath was not a nominee for the Board at the Company's 2009 annual shareholder's meeting and is no longer a director.

Director Independence

        The Board has affirmatively determined, as a result of its annual review of director independence, that each of the directors Charles B. Brewer, Russell N. Crawford, Gayle C. Tinsley and Stephen B. Watson has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an "independent director" as defined in the rules of The NASDAQ Stock Market. With respect to the determination of the independence of our directors, the Board has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the Securities and Exchange Commission and The NASDAQ Stock Market rules. The applicable standards for independence for the Board are contained in our Governance Principles which are posted on our website at www.TNFG.com. In determining the independence of our directors, the Board considered whether there were any transactions or relationships between directors, their organizational affiliations or any member of their immediate family, on the one hand, and us, our subsidiaries, our affiliates and our executive management, on the other hand (including those discussed under "Related Transactions" above). The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

        The Board of Directors has established three standing committees: Audit Committee, Compensation and Management Development Committee, and a Nominating and Corporate Governance Committee. Each member of these committees meets the independence standards set forth under the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table shows the aggregate fees billed to the Company during the years ended December 31, 2009 and 2008 by its independent registered public accounting firm, BKD, LLP ("BKD") and by its former independent registered public accounting firm, KBA Group LLP ("KBA"):

	2009	2009	2008

	BKD	KBA	KBA
Audit Fees	$149,575	$68,433	$161,351

Audit-Related Fees	--	$8,000	--

Tax Fees	$61,640	$18,295	--

All Other Fees	--	--	--

Total	$211,215	$94,728	$161,351

Audit Fees

        This category consists of the aggregate fees billed for professional services rendered for the audit of our annual consolidated financial statements, review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

        This category consists of the aggregate fees billed for assurance and related services that are reasonably related to the performance of an audit or review of our consolidated financial statements and are not reported above under "Audit Fees." In 2009, these services were related principally to the review of registration statements.

Tax Fees

        This category consists of aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

        This category consists of fees for other services rendered by BKD or KBA that do not meet the above category descriptions.

Audit Committee's Pre-Approval Policies and Procedures

        The written charter under which the Audit Committee operates requires the Audit Committee to review and pre-approve the plan and scope of all of our independent registered public accounting firms' audit services, non-audit services and related fees. Any proposed services exceeding pre-approved cost levels or any changes in terms, conditions and fees resulting from changes in audit scope, Company structure or other matters require specific pre-approval by the Audit Committee. None of the fees paid to KBA or BKD under the categories Audit-Related Fees and Tax Fees were approved by the Audit Committee after the services were rendered pursuant to the de minimis exception established by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

        The exhibits filed herewith are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Terra Nova Financial Group, Inc.

Date: April 29, 2010	By:	/s/ Bernay Box
Bernay Box Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2010	By:	/s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS
To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.