Form 10-Q
period 2010-03-31
Terra Nova Financial Group Inc
filed 2010-05-14
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, $0.01 par value per share, outstanding was 25,054,508 as of May 1, 2010.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$2,601,259	$1,857,671
Cash segregated in compliance with federal regulations	133,607,871	136,042,376
Receivables from brokers, dealers and clearing organizations	30,678,861	23,001,389
Receivables from brokerage customers	9,361,352	12,022,905
Property and equipment, net of accumulated depreciation and amortization	980,456	1,045,707
Capitalized software development costs, net of accumulated amortization	173,803	246,835
Intangible assets, net of accumulated amortization	2,398,826	2,741,364
Income tax receivable	738,285	738,285
Deferred income taxes, net	1,499,761	1,499,761
Other assets	749,572	657,361
Total assets	$182,790,046	$179,853,654

LIABILITIES AND SHAREHOLDERS' EQUITY

Payables to brokerage customers	$164,393,571	$159,825,033
Payables to brokers, dealers and clearing organizations	447,962	490,911
Accounts payable and accrued expenses	1,317,918	1,355,905
Total liabilities	166,159,451	161,671,849

Commitments and contingencies

Shareholders' equity
Preferred stock; $10 par value; 5,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding at March 31, 2010 and December 31, 2009	254,829	254,829
Treasury stock, common, at cost; 428,434 shares at March 31, 2010 and December 31, 2009	(272,056)	(272,056)
Additional paid-in capital	52,150,456	52,132,836
Accumulated deficit	(35,502,634)	(33,933,804)
Total shareholders' equity	16,630,595	18,181,805
Total liabilities and shareholders' equity	$182,790,046	$179,853,654

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
REVENUES
Commissions and fees	$3,748,750	$6,676,420

Interest income	225,902	420,276
Interest expense on brokerage accounts	-	284
Net interest income	225,902	419,992

Other revenues	172,245	44,275

Net revenues	4,146,897	7,140,687

EXPENSES
Commissions and clearing	1,383,127	2,693,278
Compensation and benefits	1,794,620	2,034,785
Software and market data	527,713	946,718
Advertising and promotional	20,156	87,013
Professional fees	527,957	686,579
Communications and information technology	295,979	196,622
Depreciation and amortization	529,078	489,150
Other general and administrative expenses	617,311	468,385

Total expenses	5,695,941	7,602,530

Loss from continuing operations before income taxes	(1,549,044)	(461,843)

Income tax benefit	-	(180,000)

Net loss from continuing operations	(1,549,044)	(281,843)

Discontinued operations
Loss from discontinued operations of Tradient	(19,786)	(77,966)
Income tax benefit	-	(30,000)
Loss from discontinued operations	(19,786)	(47,966)

Net loss	$(1,568,830)	$(329,809)

Net loss per common share:
Basic and diluted
Continuing operations	$(0.06)	$(0.01)
Discontinued operations	(0.00)	(0.00)
	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	25,054,508	25,482,942

Diluted	25,054,508	25,482,942

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,568,830)	$(329,809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	17,620	30,165
Depreciation and amortization	529,078	563,267
Deferred income taxes	-	(210,000)
Gain on extinguishment of liabilities	-	(60,626)
Changes in operating assets and liabilities:
Decrease in cash segregated in compliance with federal regulations	2,434,505	4,767,430
Increase in receivables from brokers, dealers and clearing organizations	(7,677,472)	(1,044,549)
Decrease (increase) in receivables from brokerage customers	2,661,553	(765,485)
Decrease in income tax receivable	-	730,000
Decrease (increase) in other assets	(92,211)	184,083
Decrease in payables to brokers, dealers and clearing organizations	(42,949)	(243,469)
Increase (decrease) in payables to brokerage customers	4,568,538	(5,382,158)
Increase in accounts payable and accrued expenses	(37,988)	203,378

Net cash provided by (used in) operating activities	791,844	(1,557,773)

Cash flows from investing activities
Purchases of property and equipment	(48,257)	(87,701)

Net decrease in cash and cash equivalents	743,588	(1,645,474)
Cash and cash equivalents at beginning of quarter	1,857,671	7,889,553
Cash and cash equivalents at end of quarter	$2,601,259	$6,244,079

Supplemental cash flow information:
Cash paid for interest	$-	$284

Cash paid for income taxes	$-	$696,322

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

           Terra Nova Financial Group, Inc. (collectively, the "Company," "Parent", "firm," "we," "us," or "our") is a holding company of businesses providing a range of products and services to trading professionals. We have two primary subsidiaries: Terra Nova Financial, LLC, ("Terra Nova"), an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers and SC QuantNova Research SRL ("QuantNova"), based in Bucharest, Romania, which provides software development, architecture and engineering for back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is quoted on the OTC Bulletin Board.

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

           QuantNova, a wholly-owned subsidiary of the Company, provides consulting, software development, electronic data processing, software architecture and engineering for backoffice clearing software. QuantNova is based in Bucharest, Romania.

Basis of Presentation

           The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Terra Nova Financial Group, Inc. and notes to the consolidated financial statements included in the Annual Report on Form 10-K of Terra Nova Financial Group, Inc. for the year ended December 31, 2009.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the condensed consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of March 31, 2010 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.

           During the first quarter of 2010, the Company discontinued the operations of its subsidiary, Tradient Technologies, Inc. ("Tradient"). In accordance with the provisions of FASB ASC Subtopic 205-20, the results of Tradient are presented as discontinued operations for all periods in the consolidated financial statements. See footnote 6 for additional details.

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

(f) Cash Segregated in Compliance with Federal Regulations

           Cash segregated in compliance with federal regulations is in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We maintain special reserve accounts with multiple qualified banking institutions to mitigate credit risk. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These special reserve accounts are in full compliance with all regulatory requirements.

            Cash segregated in compliance with federal regulations also includes Proprietary Accounts of Introducing Brokers ("PAIB") in accordance with the customer reserve computation set forth in Rule 15c3-3 ("customer reserve formula") of the Exchange Act. The Company has established and maintains a separate "Special Reserve Account for the Exclusive Benefit of Customers" with a bank in conformity with the standards of Rule 15c3-3 ("PAIB Reserve Account"). Cash and/or qualified securities as defined in the customer reserve formula are maintained in the PAIB Reserve Account in an amount equal to the PAIB reserve requirement.

(g) Impairment of Long-Lived Assets

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

(i) Receivables from Brokerage Customers

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

(j) Payables to Brokerage Customers

           Customer funds are maintained in brokerage customer segregated accounts and relate to item (f) discussed above. Payables to brokerage customers are free credit balances on deposit with the Company related to its self-clearing business which, are subject to Rule 15c3-3 of the Exchange Act. The customer funds have been segregated in special reserve accounts earning interest. This payable to brokerage customers does not include customer securities positions as customer owned securities represent an off-balance sheet item.

(k) Revenue Recognition

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

(n) Reclassifications

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

           For the quarters ended March 31, 2010 and 2009 the components of basic and diluted weighted average shares outstanding are as follows:

	March 31, 2010	March 31, 2009
Weighted average shares outstanding - Basic	25,054,508	25,482,942
Weighted average shares outstanding - Diluted	25,054,508	25,482,942

           Common stock equivalents totaling 17,490,360 and 17,939,724 for the quarters ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized, 25,482,942 shares issued and 25,054,508 shares outstanding as of March 31, 2010.

(b) Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allows management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization grants discretion to the Company's management to execute the repurchase program and there is no requirement to purchase any minimum number of shares. The repurchase program ended as of April 30, 2010. The Company did not repurchase shares of common stock during the quarter ended March 31, 2010.

(c) Non-employee Warrants

           Non-employee warrants outstanding as of March 31, 2010 totaled 13,713,836 with a weighted average exercise price of $2.81.

Note 5 - Risks and Uncertainties

           In the ordinary course of business there are certain contingencies which are not reflected in the condensed consolidated financial statements. These activities may expose Terra Nova to credit risk in the event that broker-dealer clients are unable to fulfill their contractual obligations.

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

Note 6 - Discontinued Operations

           During November 2009 the Company determined that the capital required to operate Tradient Technologies, Inc. ("Tradient") could be better deployed in other Company operations. Therefore, the Company decided to close Tradient effective February 1, 2010. Tradient operated the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Tradient offered three proprietary trading platforms to clients, Tradient Pro, Tradient Plus, and Tradient Web that were alternatives to other third party platforms offered by the Company. Tradient was located in Chicago, Illinois and was included in software services segment. As a result of the closure of Tradient, the Company has a single reporting segment, brokerage services, and therefore, segment reporting is no longer applicable. Primary sources of revenue for Tradient included software licensing and routing fees.

           The following table summarizes certain operating data for discontinued operations for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Net revenues	$108,842	$568,355
Total expenses	128,628	646,321
Income tax benefit	-	(30,000)
Loss from discontinued operations	$(19,786)	$(47,966)

Note 7 - Commitments and Contingencies

Litigation and Claims

           On March 9, 2010, Terra Nova received a Wells Letter from FINRA stating that FINRA had made a preliminary determination to recommend disciplinary action against Terra Nova for alleged rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. FINRA alleges that during this period of time Terra Nova accepted short sale orders without proper arrangements to borrow securities. FINRA also alleges that Terra Nova's supervisory procedures for short sales were deficient as they relate to locating securities for short sales. Terra Nova has filed a response. Terra Nova has accrued a reserve for this matter, however, no assurances can be made that such amount is sufficient to resolve the matter.

           In December, 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules by failing to maintain adequate policies or procedures relating to four separate matters. The first relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by a Terra Nova client. NYSE alleges Terra Nova's processes should have prevented such erroneous orders from reaching the market. The second involves a matter relating to whether Terra Nova maintained adequate policies and procedures to ensure proper marking, execution and handling of short sale orders. The third matter involves the maintenance of adequate policies and procedures to restrict wash sales and pre-arranged trades. The fourth matter involves maintaining adequate policies and procedures to prevent possibly manipulative order cancellations made by a customer. Terra Nova has submitted a written response to NYSE and is prepared to vigorously defend this matter. Terra Nova has accrued a reserve for this matter, however, no assurances can be made that such amount is sufficient to resolve the matter.

           On April 29, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of funds from Andali's account without proper authorization. Terra Nova responded that it acted properly and will vigorously defend this matter. Terra Nova has accrued a reserve for this matter, however, no assurances can be made that such amount is sufficient to resolve the matter.

           On May 1, 2008 Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 08-01124, the case of Espedito Bifero and Canterbury Investment Fund, LLC v. Terra Nova. The complaint alleges that Terra Nova, as the clearing firm for Riverside Securities, negligently failed to inform Riverside Securities and its customers including Bifero of the closing of a transaction under which Chicago Board of Trade Stock was converted to stock of CME, which conversion affected the value of options held by Bifero. Bifero alleges damages of $62,000 and Canterbury damages of $95,000. Claimants filed a revised statement of claim on April 16, 2010. On May 5, 2010 the parties agreed to dismiss the case without prejudice and without any payment from one to another.

           In addition to the foregoing, many aspects of our business involve substantial risk of liability and from time to time we may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. We also are subject to periodic regulatory audits, inquiries and inspections. In this regard, we have been notified by regulatory authorities of various ongoing regulatory reviews. We have and continue to make timely responses to such reviews as required. However, we are unable to predict the outcome of these matters.

           We establish liabilities when a particular contingency is probable and estimable. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Note 8 - Income Taxes

           The Company recorded no income tax benefit for the three months ended March 31, 2010 compared to a deferred income tax benefit of $210,000 for the same period in 2009. The 2009 deferred income tax benefit is a result of the increase in the Company's net deferred tax asset by $210,000. For the first quarter of 2010, the Company has not increased its net deferred tax asset as any increases are not believed to be more likely than not realizable.

           At March 31, 2010 and December 31, 2009, the Company had income tax receivables totaling $738,285 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior quarter' returns of approximately $150,000.

Note 9 - Regulatory Requirements

           Terra Nova is subject to the U.S. Securities and Exchange Commission Uniform Net Capital Rule ("Rule 15c3-1") under the Exchange Act which requires the maintenance of minimum net capital. Terra Nova calculates its net capital using the ''alternative method,'' which requires maintaining minimum net capital, as defined by the rules, equal to the greater of (i) $1,500,000 or (ii) 2.0% of aggregate debit items.

            Terra Nova is also subject to the CFTC financial requirement ("Regulation 1.17") under the Commodity Exchange Act, administered by the CFTC and the NFA, which also requires maintaining minimum net capital. Terra Nova is a futures commission merchant and is required to maintain minimum net capital the sum of 8% of the total risk margin requirements for all positions carried in customer accounts, as defined in Regulation 1.17 and 8% of the total risk margin requirements for all positions carried in non-customer accounts with a minimum adjusted net capital of $1,000,000.

            Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis. A summary of net capital requirements as of March 31, 2010 are as follows:

		Minimum Net Capital Requirement		Excess Net Capital
	Net Capital	SEC	CFTC	SEC	CFTC
Terra Nova Financial, LLC	$9,945,063	$1,500,000	$1,000,000	$8,445,063	$8,945,063

Note 10 - Share-Based Compensation

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

            During the three months ended March 31, 2010 and March 31, 2009 no stock options were granted.

            Effective May 19, 2006, the Company adopted the 2006 Warrant Incentive Plan (the "2006 WIP"). The purpose of the 2006 WIP is to (a) to encourage certain employees and directors of the Company, as well as employees and directors of any current or after-acquired subsidiary corporation, to acquire a proprietary interest in the Company and thus share in the future success of the Company; and (b) to enable the Company, by offering comparable incentives, to attract and retain outstanding management personnel and directors who are in a position to make important and direct contributions to the success of the Company; and (c) to promote a closer identity of interests between the Company's employees, directors and consultants and its stockholders. The Company reserved 3,500,000 shares of voting common stock for sale upon the exercise of warrants granted under the 2006 WIP. If a warrant expires or terminates for any reason without having been fully exercised, the unpurchased shares will be available for other warrant grants under the 2006 WIP. Unless the 2006 WIP is terminated earlier, it shall terminate five years from its effective date.

            The table below summarizes the Company's employee stock option and warrant plans as of March 31, 2010:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	4,254,487	749,024	3,505,463
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	3,027,500	472,500
Balance at March 31, 2010	7,754,487	3,776,524	3,977,963

            A summary of employee stock option activity, under the Company's Long Term Incentive Plan, for the quarter ended March 31, 2010 is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	992,774	$1.25	3.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(243,750)	1.12	0.95	-
Balance at March 31, 2010	749,024	$1.29	3.34	$-

Options exercisable at March 31, 2010	354,024	$1.74	2.44	$-

            The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2010 is calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at March 31, 2010. The aggregate intrinsic value of stock options exercised is calculated as the number of in-the-money options on the exercise date times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

            As of March 31, 2010 there was $86,520 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately two and one-half years. During the quarters ended March 31, 2010 and March 31, 2009 compensation expense of $17,620 and $30,165, respectively, was recognized related to options vesting under option plans.

            A summary of employee warrant activity under the 2006 Warrant Incentive Plan as of March 31, 2010 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	3,027,500	$2.56	1.55	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2010	3,027,500	$2.56	1.30	$-
Warrants exercisable at March 31, 2010	3,027,500	$2.56	1.30	$-

            For the quarters ended March 31, 2010 and March 31, 2009 there was no unrecognized compensation cost related to employee warrant grants.

Note 11 - Property and Equipment and Capitalized Software Development Costs

            The following table represents the different classes of property and equipment and capitalized software development costs as of March 31, 2010 and December 31, 2009:

		March 31, 2010		December 31, 2009
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Capitalized software development	3-5	$-	$332,282	$-	$428,332
Computer and hardware	3-5	878,917	-	1,013,879	-
Furniture, fixtures and equipment	3-7	279,521	-	352,141	-
Leasehold improvements	5-10	119,588	-	119,589	-
		1,278,026	332,282	1,485,609	428,332

Accumulated depreciation and amortization		(297,570)	(158,479)	(439,902)	(181,497)
Net balance		$980,456	$173,803	$1,045,707	$246,835

            Depreciation and amortization related to property and equipment for quarters ended March 31, 2010 and 2009 was $113,508 and $90,442, respectively. Amortization related to capitalized software development costs for the quarters ended March 31, 2010 and 2009 was $73,032 and $130,287, respectively.

Note 12 - Intangible Assets

Intangible assets consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Customer list (5 year life)	$4,749,000	$4,749,000
Trade name (10 year life)	1,829,000	1,829,000
	6,578,000	6,578,000

Accumulated amortization	(4,179,174)	(3,836,636)
Net balance	$2,398,826	$2,741,364

            The customer list and trade name are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $343,000 for the quarters ended March 31, 2010 and 2009.

Note 13 - Fair Value of Financial Instruments

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

Financial Assets and Liabilities

            The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of March 31, 2010.

Financial instruments owned, at fair value:	March 31, 2010	December 31, 2009
Money market funds held in cash and cash equivalents	$-	$2,337,655
U.S. Treasury securities held as clearing deposits	18,996,950	12,998,592
Total	$18,996,950	$15,336,247

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

            The following table sets forth by level within the fair value hierarchy, the inputs used to measure the Company's financial instruments owned at fair value as of March 31, 2010.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Fair Value
U.S. Treasury securities held as clearing deposits	18,996,950	-	-	18,996,950

Note 14 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

            The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Receivables	Payables	Receivables	Payables
Cash held for securities borrowed	$9,365,025	$-	$7,988,525	$-
Clearing deposits & receivables/payables	21,313,836	447,962	15,012,625	490,911
Total	$30,678,861	$447,962	$23,001,150	$490,911

           The cash held for securities borrowed represents Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have sold securities not yet purchased ("short sales") in their trading accounts. At times, Terra Nova loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. There were no loaned securities at March 31, 2010 and December 31, 2009. Credit approval is required for all broker-dealers from which securities are borrowed and loaned. Terra Nova monitors the collateral value daily and requires additional collateral if warranted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

           Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2009 and in other securities filings by the Company with the SEC.

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

Variability of Quarterly Results

           The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Quarterly revenues and operating results have varied in the past and are likely to vary in the future. Such fluctuations may result in volatility in the price of the Company's common stock. For information regarding the risks related to the variability of quarterly results, see Item 1A - "Risk Factors" of the Annual Report on Form 10-K of the Company for the year ended December 31, 2009.

Overview

           Terra Nova Financial Group, Inc. (collectively, the "Company," "Parent", "firm," "we," "us," or "our") is a holding company of businesses providing a range of products and services to trading professionals. We have two primary subsidiaries: Terra Nova Financial, LLC, ("Terra Nova"), an Illinois limited liability company, a broker-dealer registered with the SEC and a member of FINRA which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers and SC QuantNova Research SRL ("QuantNova"), based in Bucharest, Romania, which provides software development, architecture and engineering for back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is quoted on the OTC Bulletin Board.

           Professional traders, hedge funds, money managers and others come to Terra Nova for what we believe to be good value in execution, clearing and prime brokerage services. The firm offers highly active traders what we believe are effective solutions for direct access trading in domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Clients can make unbiased executions on an agency-only basis through Terra Nova's 24-hour trading desk staffed with licensed brokers or through any of a range of different trading platforms suited to different trading styles. The firm also provides customizable, turn-key clearing solutions for broker-dealers and introducing brokers; and prime brokerage services well suited for small and mid-sized hedge funds. Terra Nova is located in Chicago, Illinois. During the first quarter of 2010, primary sources of revenue for Terra Nova include 90% from commissions and fees and 5% from net interest income. During the first quarter of 2009, the primary sources of revenue for Terra Nova included 94% from commissions and fees and 6% from net interest income.

           QuantNova provides consulting, software development, architecture and engineering for backoffice clearing systems. QuantNova is based in Bucharest, Romania and as of March 31, 2010 has seven full-time employees.

           Due to the economic climate and after a thorough review of the Company's operations we initiated a program in November 2009 to refocus on our core customer base and to align financial resources appropriately. As part of this effort we closed our subsidiary Tradient Technologies, Inc. ("Tradient") on February 1, 2010. Tradient operated proprietary trading platforms offered to customers as an alternative to other third party platforms. We determined that the capital required to operate Tradient could be better deployed in our other operations. The results of Tradient are presented as discontinued operations for all periods presented.

           The initiatives resulted in the elimination of 23% of our full time workforce and we believe will reduce employee costs by approximately $2.1 million annually. Additionally, cost savings of approximately $750,000 are anticipated from reduced capital expenditures and infrastructure costs associated with operating Tradient. The savings are expected to be realized beginning in the second quarter of 2010.

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

           The overall slowdown in trading volumes that began in 2008 and continued into the first quarter of 2010 have been mitigated by cost containment strategies. The Company will continue to review headcount and other business operations throughout 2010. Since federal funds declined to a range of 0% to 0.25% in December 2008 we continue to see a reduction in net interest income resulting from low federal funds rates, which is our base rate to determine client debit and credit rates and earnings on our reserve deposits. Terra Nova relies on net interest income as significant revenue source and, as a result, the decrease in federal funds rate impacts our profitability. We are attempting to incorporate cost saving measures to offset declining revenues while also seeking ways to increase revenues.

 2010 Initiatives

           We experienced declines in total revenue in both 2009 and 2008. In 2010, our goal is to reverse this trend of declining revenue and increase revenue through strategic initiatives involving marketing and sales operations, technology innovation and cost control, such as:

Pursue targeted segments of brokerage industry
•	Pursue high-growth segment by capturing sponsored access and high frequency traders;
•	Attract displaced institutional trading professionals who may turn to independent trading or trade group participation; and
•	Capture new prime brokerage clients by attracting underserved small to mid-sized hedge funds.

Increase emphasis on sales and marketing
•	We have recently hired a Managing Director of Sales position recently vacated;
•	Enhance the lead pipeline through targeted partnerships with leading programs focused on highly active traders; and
•	Enable the sales team with additional tools and support.

Reduce costs to increase working capital
•	Optimize order-flow costs;
•	Continue to align costs of routing with third-party platforms; and
•	Continue to reduce cost structure by optimizing a variety of management and IT systems processes.

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

Results of Operations

           The following table below represents net revenues and total expenses from the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009. The financial information below is derived from the condensed consolidated financial statements and related notes in the Quarterly Report on 10-Q.

	Three Months Ended March 31,
	2010	2009
Commissions and fees	$3,748,750	$6,676,420

Interest income	225,902	420,276
Interest expense on brokerage accounts	-	284
Net interest income	225,902	419,992

Other revenues	172,245	44,275

Net revenues	4,146,897	7,140,687

Commissions and clearing	1,383,127	2,693,278
Compensation and benefits	1,794,620	2,034,785
Software and market data	527,713	946,718
Advertising and promotional	20,156	87,013
Professional fees	527,957	686,579
Communications and information technology	295,979	196,622
Depreciation and amortization	529,078	489,150
Other general and administrative expenses	617,311	468,385

Total expenses	5,695,941	7,602,530

Loss from continuing operations before income taxes	(1,549,044)	(461,843)

Income tax benefit	-	(180,000)

Net loss from continuing operations	(1,549,044)	(281,843)

Discontinued operations
Loss from discontinued operations of Tradient	(19,786)	(77,966)
Income tax benefit	-	(30,000)
Loss from discontinued operations	(19,786)	(47,966)

Net loss	$(1,568,830)	$(329,809)

Three Months ended March 31, 2010 and 2009

           Our clients mainly trade in the United States equity, futures and options markets. There is a direct correlation between the volume of our clients' trading activity and our profitability. We cannot predict future trading volumes in the United States equity, futures and options markets but if client trading activity increases we expect that it would have a positive impact on our profitability. If client trading activity declines we also expect that it would have a negative impact on our profitability.

           In the first quarter of 2010, low stock market volatility led to reduced trading by our clients resulting in lower stock, option and futures transactions compared to the same time period in 2009. Total trades executed declined 418,000 to 673,000 for the three months ended March 31, 2010 compared to three months ended March 31, 2009. Total equity trades decreased 193,000 to 565,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Total option trades decreased 201,000 to 77,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Total equity shares and futures and option contracts declined 87 million to 1.14 billion for the three months ended March 31, 2010 compared to three months ended March 31, 2009.

            Our net interest income decreased $194,000 for the three months ended March 31, 2010 compared to March 31, 2009 primarily due to the persistently low federal funds interest rate. We monitor the federal funds rate daily and adjust our client's credit and debit interest rates accordingly to maintain an acceptable spread. During 2009 through the first quarter of 2010 the federal funds rate has stayed consistently within a range of 0% to .25%. Our interest rate spread has narrowed considerably from our historical interest rate spread and will continue to be constricted until we see an increase in the federal funds rate.

           Our results for the quarter ended March 31, 2010 reflect the following important factors:

•	Net loss from continuing operations for the quarter ended March 31, 2010 of $1,549,044 includes the following non-cash expenses among other non-cash items:
°	Depreciation expense on property and equipment of $113,508
°	Amortization expense on capitalized software of $73,032
°	Amortization expense on intangible assets of $342,538
°	Share-based compensation of $17,620
•	Posted average revenue per employee of approximately $69,200 based on sixty-one full-time employees as of March 31, 2010 compared to $83,000 based on eighty-nine full-time employees as of March 31, 2009.
•	Net interest income was down $194,000 to $226,000 for the three months ended March 31, 2010 compared to $420,000 for the three months ended March 31, 2009.

Revenues

Commissions and fees

           Our commissions and fees revenue is dependent on the overall trading activity in the United States equity, futures and option markets by our clients. Commission revenue consists of executing NYSE and NASDAQ listed securities and OTC securities transactions along with exchange listed option transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenue is recorded on a settlement date basis. Fee revenue is generated from clients accessing stock exchanges and various account maintenance fees.

           Our commissions and fees decreased from $6.7 million in the first quarter of 2009 to $3.7 million in the first quarter of 2010-a decrease of 43.9% due primarily to lower trading activity. For the first quarter of 2010 compared to the first quarter of 2009 the firm showed a decrease in equity commissions of 48.1%, decrease in option commissions of 26.2%, and a decline in futures commissions of 51.3%.

           The total shares, futures and option contracts traded declined 87 million to 1.14 billion in the first quarter of 2010 compared to the first quarter of 2009. The total trades executed were down 418,000 to 673,000 during the first quarter of 2010 compared to the first quarter of 2009. Total equity trades were down 193,000 to 565,000 for the quarter March 31, 2010 compared to the quarter ended March 31, 2009. Option trades executed during the first quarter in 2010 declined by 201,000 to 77,000 compared to the first quarter of 2009.

Net interest income

           As a self-clearing broker-dealer we receive interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $420,000 for three months ended March 31, 2009 to $226,000 for three months ended March 31, 2010-a decrease of 46.2%. Interest income was impacted by a decline in federal fund rates from the same period in the prior year. The interest earned on segregated cash balances was also impacted by the historically low federal funds rate which is our base rate to determine client debit and credit rates and earnings on our reserve deposits.

           During 2009 and through March 2010 the Federal Reserve did not materially change the federal funds rate which remains in a range of 0% to .25%. All client credit and margin debit rates are based off the federal funds rate. We also borrow securities resulting from clients who have short securities and we receive interest on cash we have deposited with broker-dealers as collateral in return for borrowing the securities.

           Interest expense on brokerage accounts was zero for both the three months ended March 31, 2010 and 2009 as we do not credit client's interest for credit cash balances due to the low federal funds rate. As a self-clearing broker-dealer we pay interest to clients on cash credit balances as well as interest to banks for short-term client related loans.

 Expenses

Commissions and clearing

           A percentage of commissions that we earn are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We have access to multiple Electronic Communication Networks ("ECNs") and other execution venues and we pay a fee (or rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. We are a member of multiple exchange and regulatory organizations and are paid or rebated fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant and we pay clearance fees associated with those futures transactions. Lastly, included in commissions and clearing are soft dollar and sales commission expenses.

            Our commissions and clearing expense decreased from $2.7 million for three months ended March 31, 2009 to $1.4 million for three months ended March 31, 2010-a decrease of 48.6%. The decrease is attributable to lower ECN transaction fees as well as reduced payments to registered representatives.

Compensation and benefits

           Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits decreased $240,000 to $1.8 million for the three months ended March 31, 2010 compared to three months ended March 31, 2009. The decrease is attributable to a reduction in headcount and decline in compensation. The number of our full-time employees was sixty-one as of March 31, 2010 and eighty-nine as of March 31, 2009. The number of full-time employees includes our foreign subsidiary, QuantNova, which has seven full-time employees at March 31, 2010 and seven full-time employees and one contract employee at March 31, 2009.

Software and market data

           The software and market data expense consists of payments to multiple third party trading platform providers for data and trading platform access for our clients and is a variable cost based on the number of clients, licenses and order routing execution. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. Our software and market data expenses decreased $419,000 from $947,000 for three months ended March 31, 2009 to $528,000 for three months ended March 31, 2010- a decrease of 44%.

            The decline in software and market data expense for the first quarter ended March 31, 2010 compared to the same quarter in 2009 was due to decreased costs associated with a reduction in a third party vendor's software and order routing execution fees along with reduced payments for exchange data relating to our Tradient proprietary trading platform.

Advertising and promotional

           Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $87,000 for the three months ended March 31, 2009 to $20,000 for three months ended March 31, 2010-a decrease of 76.8%.

Professional fees

           Professional fees relate to legal and consulting fees incurred for such things as our defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees decreased from $687,000 for the three months ended March 31, 2009 to $528,000 for the three months ended March 31, 2010-a decreased of 23.1%. The legal expenses are largely associated with multiple securities filings and various litigation defense costs. Consulting expenses included multiple technology consultants used for ongoing technology support.

Communications and information technology

           Our communications and information technology expenses increased from $197,000 for the three months ended March 31, 2009 to $296,000 for the three months ended March 31, 2010-an increase of 51%. We incur expenses associated with multiple vendors providing communications and network connectivity. The increase for the three months ended March 31, 2010 compared to three months ended three months ended March 31, 2009 is mainly due to hardware expenses.

Depreciation and amortization

           Depreciation and amortization expenses increased from $489,000 for the three months ended March 31, 2009 to $529,000 for the three months ended March 31, 2010-an increase of 8.2%. Intangible assets were comprised of the acquired customer list and trade name of Terra Nova in connection with the acquisition of Terra Nova in the amounts of $4.7 million and $1.8 million, respectively.

Other general and administrative expenses

           Our general and administrative expenses increased from $468,000 for the three months ended March 31, 2009 to $617,000 for the three months ended March 31, 2010-an increase of 31.8%. General and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation, employee severance and other miscellaneous expenses that we incur. The expenses for the quarter ended March 31, 2010 include a $100,000 in severance expenses while in the first quarter of 2009 we had $75,000 in additional franchise taxes which were offset with gains due to reversal of liabilities for which the statue of limitations expired totaling approximately $78,000.

Income tax benefit

           The Company recorded no income tax benefit for the three months ended March 31, 2010 compared to a deferred income tax benefit of $210,000 for the same period in 2009. The 2009 deferred income tax benefit is a result of the increase in the Company's net deferred tax asst by $210,000. For the first quarter of 2010, the Company has not increased its net deferred tax asset as any increases are not believed to be more likely than not realizable.

           At March 31, 2010 and December 31, 2009, the Company had income tax receivables totaling $738,285 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior quarter' returns of approximately $150,000.

Liquidity and Capital Resources

Cash and cash equivalents

           As reflected on the accompanying condensed consolidated statements of cash flows, cash and cash equivalents increased $776,000 to $2.6 million at March 31, 2010 compared to December 31, 2009. Cash provided by operating activities was $824,000 for three months ended March 31, 2010 which included net loss of $1.6 million. Adjustments to reconcile net loss to net cash provided by operating activities for three months ended in 2010 included depreciation and amortization totaling $529,000. Changes in cash segregated in compliance with federal regulations and receivables and payables from brokerage customers increased cash flow from operations by $9.6 million. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which totaled approximately $133.6 million as of March 31, 2010.

           Cash used in investing activities for the quarter ended March 31, 2010 was $48,000 due to the purchases of property and equipment.

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

Net capital requirement

            Our broker-dealer subsidiary is subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements (See Note 9 - Regulatory Requirements to our financial statements included in this Form 10-Q), as a self-clearing broker-dealer, Terra Nova is required to deposit funds with clearing organizations, such as DTCC and OCC, which may be large in relation to Terra Nova's total liquid assets and may vary significantly based on client trading activity. Currently, the Company believes it has sufficient capital to meet all such capital requirements. These capital requirements are subject to change from time to time. Unforeseen increases in regulatory capital requirements may impact the Company's growth and operational plans depending on the amount of the increase.

Cash segregated in compliance with federal regulations

           Cash segregated in compliance with federal regulations was $133.6 million at March 31, 2010 versus $136 million at December 31, 2009. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act and other regulations. We are required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the next business day.

           Due to the banking crisis that began in 2008 we now maintain special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act with multiple qualified banking institutions to mitigate credit risk. We have taken measures to diversify the banks in which it maintains customer and corporate accounts and monitors their bank performance ratios on a regular basis to help mitigate insolvency risk. All banks in which we maintain customer and corporate deposits are "Well Capitalized" in accordance with the FDIC's Regulatory "Prompt Corrective Action" risk capital rating system. In the special reserve accounts we invest in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts. These changes are in full compliance with all regulatory requirements while providing customer protection of their funds held us.

Lines of credit

           Terra Nova maintains credit lines secured by customer securities to facilitate its self-clearing broker-dealer operations. The rate on the lines of credits are determined daily by the banks and are based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be the primary source of liquidity for us in the future. At March 31, 2010 and December 31, 2009, we did not have any outstanding balances drawn on the credit lines.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

(b)      Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

           On March 9, 2010, Terra Nova received a Wells Letter from FINRA stating that FINRA had made a preliminary determination to recommend disciplinary action against Terra Nova for alleged rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. FINRA alleges that during this period of time Terra Nova accepted short sale orders without proper arrangements to borrow securities. FINRA also alleges that Terra Nova's supervisory procedures for short sales were deficient as they relate to locating securities for short sales. Terra Nova has filed a response. Terra Nova has accrued a reserve for this matter, however, no assurances can be made that such amount is sufficient to resolve the matter.

           In December, 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules by failing to maintain adequate policies or procedures relating to four separate matters. The first relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by a Terra Nova client. NYSE alleges Terra Nova's processes should have prevented such erroneous orders from reaching the market. The second involves a matter relating to whether Terra Nova maintained adequate policies and procedures to ensure proper marking, execution and handling of short sale orders. The third matter involves the maintenance of adequate policies and procedures to restrict wash sales and pre-arranged trades. The fourth matter involves maintaining adequate policies and procedures to prevent possibly manipulative order cancellations made by a customer. Terra Nova has submitted a written response to NYSE and is prepared to vigorously defend this matter. Terra Nova has accrued a reserve for this matter, however, no assurances can be made that such amount is sufficient to resolve the matter.

           On April 29, 2009, Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff seeks to recover $500,000. The complaint alleges that Terra Nova allowed the transfer of funds from Andali's account without proper authorization. Terra Nova responded that it acted properly and will vigorously defend this matter. Terra Nova has accrued a reserve for this matter, however, no assurances can be made that such amount is sufficient to resolve the matter.

           On May 1, 2008 Terra Nova was notified that it had been joined as a defendant in FINRA Arbitration Number 08-01124, the case of Espedito Bifero and Canterbury Investment Fund, LLC v. Terra Nova. The complaint alleges that Terra Nova, as the clearing firm for Riverside Securities, negligently failed to inform Riverside Securities and its customers including Bifero of the closing of a transaction under which Chicago Board of Trade Stock was converted to stock of CME, which conversion affected the value of options held by Bifero. Bifero alleges damages of $62,000 and Canterbury damages of $95,000. Claimants filed a revised statement of claim on April 16, 2010. On May 5, 2010 the parties agreed to dismiss the case without prejudice and without any payment from one to another.

           In addition to the foregoing, many aspects of our business involve substantial risk of liability and from time to time we may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. We also are subject to periodic regulatory audits, inquiries and inspections. In this regard, we have been notified by regulatory authorities of various ongoing regulatory reviews. We have and continue to make timely responses to such reviews as required. However, we are unable to predict the outcome of these matters.

           We establish liabilities when a particular contingency is probable and estimable. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Item 1A. Risk Factors

           There has been no material changes during the three months ended March 31, 2010 to the risk factors described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)      None.

 (b)      Not Applicable.

(c)      On May 1, 2009 the Company's Board of Directors authorized the use of up to $3,000,000 to repurchase the Company's outstanding common stock. Stock repurchases are made in the open market, in block transactions, or in privately negotiated transactions and may be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducted the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on May 1, 2009 and expired on April 30, 2010. In the first quarter of 2010 the Company made no common stock repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

(a)      None.

(b)      Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 10.1	Amendment to License Agreement, between Townsend Analytics, Ltd. and Terra Nova Financial, LLC dated February 5, 2010
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Terra Nova Financial Group, Inc. (Registrant)

Date: May 14, 2010	By: /s/ Bernay Box
Bernay Box
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By: /s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer and Accounting Officer)