Form 10-Q
period 2010-06-30
Terra Nova Financial Group Inc
filed 2010-08-13
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock, $0.01 par value per share, outstanding was 25,054,508 as of August 1, 2010.

TERRA NOVA FINANCIAL GROUP, INC.

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$4,218,881	$1,857,671
Cash segregated in compliance with federal regulations	119,901,388	136,042,376
Receivables from brokers, dealers and clearing organizations	25,765,001	23,001,389
Receivables from brokerage customers	9,306,155	12,022,905
Property and equipment, net of accumulated depreciation and amortization	858,432	1,045,707
Capitalized software development costs, net of accumulated amortization	157,604	246,835
Intangible assets, net of accumulated amortization	2,056,289	2,741,364
Income tax receivable	738,285	738,285
Deferred income taxes, net	1,499,761	1,499,761
Other assets	910,208	657,361
Total assets	$165,412,004	$179,853,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Payables to brokerage customers	$147,086,127	$159,825,033
Payables to brokers, dealers and clearing organizations	502,829	490,911
Accounts payable and accrued expenses	2,039,635	1,355,905
Total liabilities	149,628,591	161,671,849

Commitments and contingencies

Shareholders' equity
Preferred stock; $10 par value; 5,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding at June 30, 2010 and December 31, 2009	254,829	254,829
Treasury stock, common, at cost; 428,434 shares at June 30, 2010 and December 31, 2009	(272,056)	(272,056)
Additional paid-in capital	52,153,438	52,132,836
Accumulated deficit	(36,352,798)	(33,933,804)
Total shareholders' equity	15,783,413	18,181,805
Total liabilities and shareholders' equity	$165,412,004	$179,853,654

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Commissions and fees	$4,290,348	$6,796,714	$8,039,098	$13,473,134

Interest income	247,583	440,307	473,485	860,583
Interest expense on brokerage accounts	458	86	458	370
Net interest income	247,125	440,221	473,027	860,213

Other revenues	266,481	63,283	438,726	107,560

Net revenues	4,803,954	7,300,218	8,950,851	14,440,907

EXPENSES
Commissions and clearing	1,584,498	2,387,170	2,967,625	5,080,447
Compensation and benefits	1,443,312	1,925,683	3,237,932	3,960,468
Software and market data	463,238	869,415	990,951	1,816,134
Advertising and promotional	5,102	207,111	25,258	294,123
Professional fees	753,261	692,257	1,281,218	1,378,836
Communications and information technology	153,125	201,353	449,103	397,975
Depreciation and amortization	470,527	493,049	999,606	982,199
Other general and administrative expenses	781,055	757,149	1,398,367	1,225,536

Total expenses	5,654,118	7,533,187	11,350,060	15,135,718

Loss from continuing operations before income taxes	(850,164)	(232,969)	(2,399,209)	(694,811)

Income tax benefit	-	89,000	-	269,000

Net loss from continuing operations	(850,164)	(143,969)	(2,399,209)	(425,811)

Discontinued operations:
Loss from discontinued operations before income taxes	-	(117,417)	(19,785)	(195,384)
Income tax benefit	-	46,000	-	76,000
Loss from discontinued operations	-	(71,417)	(19,785)	(119,384)

Net loss	$(850,164)	$(215,386)	$(2,418,994)	$(545,195)

Net loss per common share:
Basic and Diluted
Continuing operations	$(0.03)	$(0.01)	$(0.10)	$(0.02)
Discontinued operations	$-	$-	$-	$-
	$(0.03)	$(0.01)	$(0.10)	$(0.02)

Weighted average common shares outstanding:
Basic	25,054,508	25,453,124	25,054,508	25,467,950

Diluted	25,054,508	25,453,124	25,054,508	25,467,950

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,418,994)	$(545,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	20,602	56,515
Depreciation and amortization	999,606	1,132,255
Deferred income taxes	-	(345,000)
Gain (loss) on write-off of other assets	10,231	(60,626)
Changes in operating assets and liabilities:
Decrease in cash segregated in compliance with federal regulations	16,140,988	20,969,046
Increase in receivables from brokers, dealers and clearing organizations	(2,763,612)	(5,042,835)
Decrease (increase) in receivables from brokerage customers	2,716,750	(3,991,979)
Decrease in income tax receivable	-	730,000
Decrease (increase) in other assets	(252,847)	214,954
Increase (decrease) in payables to brokers, dealers and clearing organizations	11,918	(101,626)
Decrease in payables to brokerage customers	(12,738,906)	(11,246,283)
Increase in accounts payable and accrued expenses	683,730	139,992

Net cash provided by operating activities	2,409,466	1,909,218

Cash flows from investing activities
Purchases of property and equipment	(48,256)	(216,286)
Capitalization of software development costs	-	(116,857)

Net cash used in investing activities	(48,256)	(333,143)

Cash flows from financing activities
Purchase of treasury stock	-	(272,056)

Net cash used in financing activities	-	(272,056)

Net increase in cash and cash equivalents	2,361,210	1,304,019
Cash and cash equivalents at beginning of period	1,857,671	7,889,553
Cash and cash equivalents at end of period	$4,218,881	$9,193,572

Supplemental cash flow information:
Cash paid for interest	$-	$-

Cash paid (received) for income taxes	$-	$(696,322)

See accompanying notes to unaudited condensed consolidated financial statements.

TERRA NOVA FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

           Terra Nova Financial Group, Inc. (collectively, the "Company," "Parent", "firm," "we," "us," or "our") is a holding company of businesses providing a range of products and services to trading professionals. We have one primary subsidiary: Terra Nova Financial, LLC ("Terra Nova"), an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers. We have ceased operations at our other subsidiary, SC QuantNova Research SRL ("QuantNova"), which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is quoted on the OTC Bulletin Board.

           On June 16, 2010, Terra Nova Financial Group, Inc. entered into a Purchase Agreement (the "Purchase Agreement") with Lightspeed Financial, Inc., a Delaware corporation ("Lightspeed"). Pursuant to the Purchase Agreement, Lightspeed will acquire substantially all of the Company's assets relating to its brokerage business, including without limitation, the membership interests of Terra Nova Financial, LLC, for $27.6 million in cash (the "Transaction"). $22.6 million is to be paid at closing and $5 million is to be paid pursuant to an unsecured promissory note no later than six months from closing. The promissory note will accrue interest at 8% per annum. Assets excluded from the Transaction include the Company's cash, cash-equivalents, its subsidiary QuantNova, and certain other non-operating assets.

           In addition to customary closing conditions, the Transaction is subject to the approval of the Company's shareholders and certain regulators, including the Financial Industry Regulatory Authority, Inc. The affirmative vote of the holders of two-thirds of the outstanding shares of the Company's common stock is required to approve the Transaction.

           The Company has made customary representations, warranties and covenants in the Purchase Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Purchase Agreement and the consummation of the Transaction. The representations and warranties do not survive the consummation of the Transaction.

           The Purchase Agreement contains certain termination rights for both the Company and Lightspeed. Upon termination of the Purchase Agreement by the Company to pursue a superior proposal, the Company may be obligated to pay a termination fee of $1,100,000 to Lightspeed.

           If the Transaction is consummated, the Company will have no remaining operating assets and, subject to the approval of its shareholders, expects to wind up its business and effect a liquidation and dissolution pursuant to the plan of dissolution approved by our board of directors on July 2, 2010, which we refer to as the plan of dissolution.

           Terra Nova is registered with the following exchanges, registered clearing agencies, and regulatory organizations:

Regulatory and Self-Regulatory Organizations:
•	U.S. Securities and Exchange Commission ("SEC") as a broker-dealer
•	Financial Industry Regulatory Authority, Inc. ("FINRA") as a broker-dealer
•	National Futures Association ("NFA") as a futures commission merchant
•	Commodity Futures Trading Commission ("CFTC") as a futures commission merchant

Registered Clearing Agencies:
•	The Depository Trust & Clearing Corporation ("DTCC")
•	National Securities Clearing Corporation ("NSCC")
•	The Options Clearing Corporation ("OCC")

U.S. Equity Exchanges:
•	ISE Stock Exchange
•	National Stock Exchange
•	NYSE Arca Equities
•	NYSE Amex Equities
•	NYSE Euronext
•	NASDAQ Stock Market
•	NASDAQ OMX BX
•	BATS Exchange, Inc.
•	EDGX Exchange, Inc.
•	EDGA Exchange, Inc.

 U.S. Option Exchanges:
•	Boston Options Exchange
•	NYSE Arca Options
•	NYSE Amex Options
•	NASDAQ OMX PHLX
•	International Securities Exchange

Investor Protection:
•	Securities Investor Protection Corporation

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

           QuantNova, a wholly-owned subsidiary of the Company which is currently inactive, previously provided consulting, software development, electronic data processing, software architecture and engineering for backoffice clearing software. QuantNova is based in Bucharest, Romania.

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Terra Nova Financial Group, Inc. and notes to the consolidated financial statements included in the Annual Report on Form 10-K of Terra Nova Financial Group, Inc. for the year ended December 31, 2009.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the condensed consolidated financial position of Terra Nova Financial Group, Inc. and subsidiaries as of June 30, 2010 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.

           During the first quarter of 2010, the Company discontinued the operations of its subsidiary, Tradient Technologies, Inc. ("Tradient"). In accordance with the provisions of FASB ASC Subtopic 205-20, the results of Tradient are presented as discontinued operations for all periods in the consolidated financial statements. See footnote 6 for additional details.

           During the second quarter of 2010, the Company determined that the capital required to operate QuantNova could be better deployed in other Company operations. As a result, effective June 30, 2010, QuantNova is an inactive subsidiary and the process of dissolving QuantNova has been initiated.

(a) Consolidation Policy

           The accompanying unaudited condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

(i) Payables to Brokerage Customers

           Customer funds are maintained in brokerage customer segregated accounts and relate to item cash segregated in compliance with federal regulations as discussed in item (f) above. Payables to brokerage customers are free credit balances on deposit with the Company related to its self-clearing business which, are subject to Rule 15c3-3 of the Exchange Act. The customer funds have been segregated in special reserve accounts earning interest. This payable to brokerage customers does not include customer securities positions as customer owned securities represent an off-balance sheet item.

(j) Revenue Recognition

Commissions and fees: Commission revenue on trading products including equities, options, futures and futures options, ETFs, fixed income and mutual funds transactions are recorded on a settlement date basis.

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

(k) Lines of Credit

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

(m) Reclassifications

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

           For the three and six months ended June 30, 2010 and June 30, 2009 the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding - Basic	25,054,508	25,453,124	25,054,508	25,467,950
Weighted average shares outstanding - Diluted	25,054,508	25,453,124	25,054,508	25,467,950

           Common stock equivalents totaling 17,260,336 and 17,934,724 for the three and six months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized, 25,482,942 shares issued and 25,054,508 shares outstanding as of June 30, 2010.

(b) Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allowed management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization granted discretion to the Company's management to execute the repurchase program and there was no requirement to purchase any minimum number of shares. The repurchase program ended as of April 30, 2010. The Company did not repurchase shares of common stock during the six months ended June 30, 2010.

(c) Non-employee Warrants

           Non-employee warrants outstanding as of June 30, 2010 totaled 13,713,836 with a weighted average exercise price of $2.81.

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

           The following table summarizes certain operating data for discontinued operations for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Total revenues	$-	$491,352		$108,842	$1,059,706
Total expenses	-	(608,769)		(128,627)	(1,255,090)
Income tax benefit	-	46,000		-	76,000
Loss from discontinued operations	$-	$(71,417)	$	$(19,785)	$(119,384)

Note 7 - Commitments and Contingencies

Litigation and Claims

           We accrue for litigation matters and regulatory claims when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $390,000 relating to our outstanding legal matters and regulatory claims as of June 30, 2010. As of the end of each applicable reporting period, we review each outstanding matter and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we determine that an additional loss is probable but not estimable, we provide footnote disclosure to that effect.

           In December 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules by failing to maintain adequate policies or procedures relating to four separate matters. The first relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by a Terra Nova client. NYSE alleges that Terra Nova's processes should have prevented such erroneous orders from reaching the market. The second involves a matter relating to whether Terra Nova maintained adequate policies and procedures to ensure proper marking, execution and handling of short sale orders. The third matter involves the maintenance of adequate policies and procedures to restrict wash sales and pre-arranged trades. The fourth matter involves maintaining adequate policies and procedures to prevent possibly manipulative order cancellations made by a customer. Terra Nova has submitted a written response to NYSE and is prepared to vigorously defend this matter. NYSE has proposed to settle all matters for a fine of $400,000. Settlement discussions are continuing. We have accrued a reserve for this matter.

           In addition to the foregoing, many aspects of the Company's business involve substantial risk of liability and from time to time the Company may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. The Company also is subject to periodic regulatory audits, inquiries and inspections. In this regard, the Company has been notified by regulatory authorities of various ongoing investigations. These investigations include but are not limited to a May 26, 2010 Wells Letter from FINRA alleging rules violations relating to OATS reporting during the period from January 1, 2006 through December 31, 2007. Additionally, a Wells Letter dated March 9, 2010 from FINRA alleging rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. The Company has to date responded to such investigations as required. We are unable to predict the outcome of these matters. Although the range of reasonably possible loss cannot be estimated with respect to such matters, based on the information currently available to us, we do not believe that these matters will have a material impact on our consolidated financial positions, results of operations or cash flows.

           On April 29, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff sought to recover $500,000. The complaint alleged that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. The Claimant sought to recover a total of $500,000 from several defendants. Terra Nova and the Claimant settled this matter on June 4, 2010 pursuant to a Settlement Release Agreement under which Terra Nova paid a settlement amount, which amount had been previously accrued for resolution of this matter.

Note 8 - Income Taxes

           The Company recorded no income tax benefit for the three and six months ended June 30, 2010 compared to a deferred income tax benefit of $135,000 and $345,000 for the same periods in 2009. The 2009 deferred income tax benefit is a result of the increase in the Company's net deferred tax asset. During 2010, the Company has not increased its net deferred tax asset as any increases are not believed to be more likely than not realizable.

           At June 30, 2010 and December 31, 2009, the Company had income tax receivables totaling $738,285 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior quarter's returns of approximately $150,000.

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

           Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis. A summary of net capital requirements as of June 30, 2010 are as follows:

		Minimum Net Capital Requirement		Excess Net Capital
	Net Capital	SEC	CFTC	SEC	CFTC
Terra Nova Financial, LLC	$9,974,251	$1,500,000	$1,000,000	$8,474,251	$8,974,251

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

           During the three and six months ended June 30, 2010 and June 30, 2009 no stock options were granted.

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

           The table below summarizes the Company's employee stock option and warrant plans as of June 30, 2010:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	4,231,484	524,000	3,707,484
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	3,027,500	472,500
Balance at June 30, 2010	7,731,484	3,551,500	4,179,984

           A summary of employee stock option activity, under the Company's Long Term Incentive Plan, for the six months ended June 30, 2010 is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	992,774	$1.25	3.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(468,774)	1.42	0.47	-
Balance at June 30, 2010	524,000	$1.09	3.46	$-

Options exercisable at June 30, 2010	139,000	$1.68	2.18	$-

            The aggregate intrinsic value of stock options outstanding and stock options exercisable at June 30, 2010 is calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at June 30, 2010. The aggregate intrinsic value of stock options exercised is calculated as the number of in-the-money options on the exercise date times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

            As of June 30, 2010 there was $59,978 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized over a weighted-average period of approximately two and one-half years. During the six months ended June 30, 2010 and June 30, 2009 compensation expense of $20,602 and $26,515, respectively, was recognized related to options vesting under option plans.

            A summary of employee warrant activity under the 2006 Warrant Incentive Plan for the six months ended June 30, 2010 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	3,027,500	$2.56	1.55	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2010	3,027,500	$2.56	1.06	$-
Warrants exercisable at June 30, 2010	3,027,500	$2.56	1.06	$-

            As of June 30, 2010 and June 30, 2009 there was no unrecognized compensation cost related to employee warrant grants.

Note 11 - Property and Equipment and Capitalized Software Development Costs

            The following table represents the different classes of property and equipment and capitalized software development costs as of June 30, 2010 and December 31, 2009:

		June 30, 2010		December 31, 2009
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Capitalized software development	3-5	$-	$332,284	$-	$428,332
Computer and hardware	3-5	863,879	-	1,013,879	-
Furniture, fixtures and equipment	3-7	272,534	-	352,141	-
Leasehold improvements	5-10	119,588	-	119,589	-
		1,256,001	332,284	1,485,609	428,332

Accumulated depreciation and amortization		(397,569)	(174,680)	(439,902)	(181,497)
Net balance		$858,432	$157,604	$1,045,707	$246,835

            Depreciation and amortization related to property and equipment for six months ended June 30, 2010 and 2009 was $225,298 and $183,361, respectively. Amortization related to capitalized software development costs for the six months ended June 30, 2010 and 2009 was $89,232 and $263,819, respectively.

Note 12 - Intangible Assets

Intangible assets consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Customer list	$4,749,000	$4,749,000
Trade name	1,829,000	1,829,000
	6,578,000	6,578,000

Accumulated amortization	(4,521,711)	(3,836,636)
Net balance	$2,056,289	$2,741,364

            The customer list and trade name are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $685,000 for the six months ended June 30, 2010 and 2009.

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

Financial Assets and Liabilities

            The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of June 30, 2010 and December 31, 2009.

Financial instruments owned, at fair value:	June 30, 2010	December 31, 2009
Commercial Paper	$3,400,000	$2,337,655
U.S. Treasury securities held as clearing deposits	18,994,233	12,998,592
Total	$22,394,233	$15,336,247

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

            The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as follows:

•	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Such inputs include quoted prices in markets that are not active, quoted prices for similar assets and liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Unobservable inputs for the asset or liability, where there is little, if any, observable market activity or data for the asset or liability.

            The following table sets forth by level within the fair value hierarchy, the inputs used to measure the Company's financial instruments owned at fair value as of June 30, 2010.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Fair Value
Commercial Paper	$3,400,000	$-	$-	$3,400,000
U.S. Treasury securities held as clearing deposits	18,994,233	-	-	18,994,233
Total	$22,394,233	$-	$-	$22,394,233

 Note 14 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

           The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Receivables	Payables	Receivables	Payables
Cash held for securities borrowed $	$5,291,525	$-	$7,988,525	$-
Clearing deposits & receivables/payables	20,473,476	502,829	15,012,864	490,911
Total	$25,765,001	$502,829	$23,001,389	$490,911

           The cash held for securities borrowed represents Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have sold securities not yet purchased ("short sales") in their trading accounts. At times, Terra Nova loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. There were no loaned securities at June 30, 2010 and December 31, 2009. Credit approval is required for all broker-dealers from which securities are borrowed and loaned. Terra Nova monitors the collateral value daily and requires additional collateral if warranted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

           Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Terra Nova Financial Group, Inc. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses; our pending asset sale with Lightspeed, including related uncertainties and risks and the impact on our business if the asset sale is not completed; our accounting estimates, assumptions and judgments; our business plans relating to our products and services; our ability to scale our operations in response to changing demands and expectations of our customers; and the level of demand for our products and services. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2009 and below in Part II, Item 1A of this Report, and in other securities filings by the Company with the SEC.

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

Variability of Quarterly Results

           The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Quarterly revenues and operating results have varied in the past and are likely to vary in the future. Such fluctuations may result in volatility in the price of the Company's common stock. For information regarding the risks related to the variability of quarterly results, see Item 1A - "Risk Factors" of the Annual Report on Form 10-K of the Company for the year ended December 31, 2009 and below in Part II, Item 1A of this Report.

Overview

           Terra Nova Financial Group, Inc. (collectively, the "Company," "Parent", "firm," "we," "us," or "our") is a holding company of businesses providing a range of products and services to trading professionals. We have one operating subsidiary: Terra Nova Financial, LLC, ("Terra Nova"), an Illinois limited liability company, a broker-dealer registered with the SEC and a member of FINRA which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers. Our other subsidiary, QuantNova, based in Bucharest, Romania, is now inactive but formerly provided software development, architecture and engineering for back office clearing systems. Terra Nova Financial Group, Inc. trades under the stock symbol "TNFG" and is quoted on the OTC Bulletin Board.

           Professional traders, hedge funds, money managers and others come to Terra Nova for what we believe to be good value in execution, clearing and prime brokerage services. The firm offers highly active traders what we believe are effective solutions for direct access trading in domestic and global markets across many product classes including equities, options, ETFs, commodity futures and options, fixed income securities and mutual funds. Clients can make unbiased executions on an agency-only basis through Terra Nova's 24-hour trading desk staffed with licensed brokers or through any of a range of different trading platforms suited to different trading styles. The firm also provides customizable, turn-key clearing solutions for broker-dealers and introducing brokers; and prime brokerage services well suited for small and mid-sized hedge funds. Terra Nova is located in Chicago, Illinois. During the second quarter of 2010, primary sources of revenue for Terra Nova include 89% from commissions and fees, 5% from net interest income and 6% from other income. During the second quarter of 2009, the primary sources of revenue for Terra Nova included 93% from commissions and fees, 6% from net interest income and 1% from other income.

           On June 16, 2010, we entered into a Purchase Agreement (the "Purchase Agreement") with Lightspeed Financial, Inc., a Delaware corporation ("Lightspeed"). Pursuant to the Purchase Agreement, Lightspeed will acquire substantially all of the Company's assets relating to its brokerage business, including without limitation, the membership interests of Terra Nova Financial, LLC, for $27.6 million in cash (the "Transaction"). $22.6 million is to be paid at closing and $5 million is to be paid pursuant to an unsecured promissory note no later than six months from closing. Assets excluded from the Transaction include the Company's cash, cash-equivalents, its subsidiary QuantNova, which the Company intends to close, and certain other non-operating assets.

           In addition to customary closing conditions, the Transaction is subject to the approval of our shareholders and certain regulators, including FINRA. The affirmative vote of the holders of two-thirds of the outstanding shares of our common stock is required to approve the Transaction.

           The information in this Quarterly Report on Form 10-Q does not give effect to the Transaction.

           If the Transaction is consummated, we will have no remaining operating assets and, subject to the approval of our shareholders, expect to wind up our business and effect a liquidation and dissolution pursuant to the plan of dissolution approved by our board of directors on July 2, 2010.

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

           The initiatives resulted in the elimination of approximately 23% of our full time workforce and we believe will reduce employee costs by approximately $2.1 million annually. Additionally, cost savings of approximately $750,000 are anticipated from reduced capital expenditures and infrastructure costs associated with operating Tradient. The benefits from these initiatives materialized in the second quarter and helped offset declines in revenue compared to the same period in 2009.

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

           We depend on the performance of our executive officers and managers. Our operational effectiveness depends, in large part, on the contributions from key individuals as well as our ability to motivate and retain capable personnel. We do not believe that the recent loss of the above mentioned senior executives will materially adversely impact our ability to execute our current business plan though future loss of other key personnel may impact our operations.

            The overall slowdown in trading volumes that began in 2008 and continued into the first six months of 2010 has been partially mitigated by cost containment strategies. The Company will continue to review headcount and other business operations throughout 2010. Since the federal funds rate declined to a range of 0% to 0.25% in December 2008 we continue to see a reduction in net interest income resulting from low federal funds rates, which is our base rate to determine client debit and credit rates and earnings on our reserve deposits. Terra Nova relies on net interest income as significant revenue source and, as a result, the decrease in federal funds rate impacts our profitability. We are attempting to incorporate cost saving measures to offset declining revenues while also seeking ways to increase revenues.

           Commencing in July, 2010 we began the process to exit our self-clearing operations. After analyzing the potential risks and benefits, we have determined to eliminate Terra Nova's self-clearing operations. We determined that the benefits of being a self-clearing firm do not outweigh the costs of maintaining the significant capital required to support the self-clearing operations. We expect the elimination of the self-clearing operations to provide a two-fold benefit to the Company. First, the self-clearing operation requires significant overhead, and we expect that we will be able to make significant overhead reductions once the process is completed. Second, the capital required to be maintained by Terra Nova for its self-clearing operations will be released once the self-clearing operations are ended and can then be used for other purposes. We believe that in the current interest rate environment the returns on that capital are not sufficient to warrant the continuation of Terra Nova's self-clearing operations. Terra Nova currently utilizes third party clearing relationships for larger and more complex trading customers. We expect to be out of our self-clearing operations by the fourth quarter of 2010.

2010 Initiatives

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

Close self-clearing operations to increase working capital

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

Revenue Recognition

           Commissions and fees: Commission revenue on trading products including equities, options, futures and futures options, ETFs, fixed income and mutual funds transactions are recorded on a settlement date basis.

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

Results of Operations

           The following table below represents net revenues and total expenses from the condensed consolidated statements of loss for the three and six months ended June 30, 2010 and 2009. The financial information below is derived from the condensed consolidated financial statements and related notes in the Quarterly Report on 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Commissions and fees	$4,290,348	$6,796,714	$8,039,098	$13,473,134

Interest income	247,583	440,307	473,485	860,583
Interest expense on brokerage accounts	458	86	458	370
Net interest income	247,125	440,221	473,027	860,213

Other revenues	266,481	63,283	438,726	107,560

Net revenues	4,803,954	7,300,218	8,950,851	14,440,907

EXPENSES
Commissions and clearing	1,584,498	2,387,170	2,967,625	5,080,447
Compensation and benefits	1,443,312	1,925,683	3,237,932	3,960,468
Software and market data	463,238	869,415	990,951	1,816,134
Advertising and promotional	5,102	207,111	25,258	294,123
Professional fees	753,261	692,257	1,281,218	1,378,836
Communications and information technology	153,125	201,353	449,103	397,975
Depreciation and amortization	470,527	493,049	999,606	982,199
Other general and administrative expenses	781,055	757,149	1,398,367	1,225,536

Total expenses	5,654,118	7,533,187	11,350,060	15,135,718

Loss from continuing operations before income taxes	(850,164)	(232,969)	(2,399,209)	(694,811)

Income tax benefit	-	89,000	-	269,000

Net loss from continuing operations	(850,164)	(143,969)	(2,399,209)	(425,811)

Discontinued operations:
Loss from discontinued operations before income taxes	-	(117,417)	(19,785)	(195,384)
Income tax benefit	-	46,000	-	76,000
Loss from discontinued operations	-	(71,417)	(19,785)	(119,384)

Net loss	$(850,164)	$(215,386)	$(2,418,994)	$(545,195)

Three and Six Months ended June 30, 2010 and 2009

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

           In the first and second quarter of 2010, lower stock market volatility led to reduced trading by our clients resulting in fewer stock, option and futures transactions compared to the same time period in 2009. Total trades executed declined 729,000 to 1.45 million for the six months ended June 30, 2010 compared to six months ended June 30, 2009. Total equity trades decreased 359,000 to 1.19 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Total option trades declined 359,000 to 179,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Total equity shares and futures and option contracts declined 866.1 million to 2.06 billion for the six months ended June 30, 2010 compared to six months ended June 30, 2009. Both the three and six months ended June 30, 2010 showed a decline in Commissions and Fees revenue compared to the three and six months ended June 30, 2009. These declines are due in large part to the shutdown of our subsidiary Tradient in February 2010. The closing of Tradient resulted in a reduction in active clients and therefore reduced trading volumes.

           Our net interest income decreased $387,000 for the six months ended June 30, 2010 compared to June 30, 2009 primarily due to the persistently low federal funds interest rate. We monitor the federal funds rate daily and adjust our client's credit and debit interest rates accordingly to maintain an acceptable spread. During 2009 through the second quarter of 2010 the federal funds rate has stayed consistently within a range of 0% to .25%. Our interest rate spread has narrowed considerably from our historical interest rate spread and will continue to be constricted until we see an increase in the federal funds rate.

            Our results for the six months ended June 30, 2010 reflect the following important factors:
•	Net loss from continuing operations for the six months ended June 30, 2010 of $2,399,209 includes the following non-cash expenses among other non-cash items:
°	Depreciation expense on property and equipment of $225,298
°	Amortization expense on capitalized software of $89,232
°	Amortization expense on intangible assets of $685,000
°	Share-based compensation of $20,602
•	Posted average revenue per employee of approximately $172,100 based on fifty-two full-time employees as of June 30, 2010 compared to $180,500 based on eighty full-time employees as of June 30, 2009.
•	Net interest income was down $387,000 to $473,000 for the six months ended June 30, 2010 compared to $860,000 for the six months ended June 30, 2009.

Revenues

Commissions and fees

           Our commissions and fees revenue is dependent on the overall trading activity in the United States equity, futures and option markets by our clients. Commissions revenue consists of executing NYSE and NASDAQ listed securities and OTC securities transactions along with exchange listed option transactions, futures and futures options, ETFs, fixed income and mutual funds. Commission revenue is recorded on a settlement date basis. Fee revenue is generated from clients accessing stock exchanges and various account maintenance fees.

           Our commissions and fees decreased from $6.8 million in the second quarter of 2009 to $4.3 million in the second quarter of 2010-a decrease of 36.9% due primarily to lower trading activity. For the second quarter of 2010 compared to the second quarter of 2009 the firm showed a decrease in equity commissions of 47.6%, decrease in option commissions of 18.5% and an increase in futures commissions of 47.1%. For the six months ended June 30, 2010 commissions and fees decreased from $13.5 million to $8 million-a decrease of 40.3% compared to the six months ended June 30, 2009.

           The total equity shares and futures and option contracts traded declined 866.1 million to 2.06 billion in the first six months of 2010 compared to the first six months of 2009. The total trades executed decreased 729,000 to 1.45 billion during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Total equity trades decreased 359,000 to 1.19 million for the six months ended June 30, 2010 compared to six months ended June 30, 2009. Option trades executed during the six months ended June 30, 2010 decreased by 359,000 to 179,000 compared to the six months ended June 30, 2009.

Net interest income

           As a self-clearing broker-dealer we receive interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $440,000 for three months ended June 30, 2009 to $247,000 for three months ended June 30, 2010-a decrease of 43.86%. For the six months ended June 30, 2010 interest decreased from $861,000 to $473,000 - a decrease of 45%. Interest income was impacted by a decline in federal fund rates from the same period in the prior year. The interest earned on segregated cash balances was also impacted by the historically low federal funds rate which is our base rate to determine client debit and credit rates and earnings on our reserve deposits.

           During 2009 and through June 2010 the Federal Reserve did not materially change the federal funds rate which remains in a range of 0% to .25%. All client credit and margin debit rates are based off the federal funds rate. We also borrow securities resulting from clients who have short securities and we receive interest on cash we have deposited with broker-dealers as collateral in return for borrowing the securities.

           As a self-clearing broker-dealer we pay interest to clients on cash credit balances as well as interest to banks for short-term client related loans. Interest expense on brokerage accounts was zero for both the three and six months ended June 30, 2010 and 2009 as we do not credit client's interest for credit cash balances due to the low federal funds rate.

Expenses

Commissions and clearing

           A percentage of commissions that we earn are paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We have access to multiple Electronic Communication Networks ("ECNs") and other execution venues and we pay a fee (or receive rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. We are a member of multiple exchange and regulatory organizations and are paid or rebated fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant and we pay clearing fees associated with those futures transactions. Lastly, included in commissions and clearing are soft dollar and sales commission expenses.

            Our commissions and clearing expense decreased from $2.4 million for three months ended June 30, 2009 to $1.58 million for three months ended June 30, 2010-a decrease of 33.6%. For the six months ended June 30, 2010 the Company's commissions and clearing expense decreased $2.11 million to $2.97 million-a decrease of 41.6%. The decreases for the three and six months ended June 30,2010 compared to the three and six months ended June 30, 2009 are attributable to lower ECN transaction fees as well as reduced payments to registered representatives.

Compensation and benefits

           Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits decreased $482,000 to $1.44 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease is attributable to a reduction in headcount and decline in incentive compensation. For the six months ended June 30, 2010 the Company's compensation and benefits expense decreased $723,000 to $3.24 million-a decrease of 18.24%. The number of our full-time employees was fifty-two as of June 30, 2010 and eighty as of June 30, 2009.

Software and market data

           The software and market data expense consists of payments to multiple third-party trading platform providers for data and trading platform access for our clients and is a variable cost based on the number of clients, licenses and order routing execution. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. Our software and market data expenses decreased $406,000 from $869,000 for three months ended June 30, 2009 to $463,000 for three months ended June 30, 2010-a decrease of 46.7%. For the six months ended June 30, 2010 the Company's software and market data expense decreased $825,000 to $991,000-a decrease of 45.4%-compared to the six months ended June 30, 2009.

           The declines in software and market data expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 were due to decreased costs associated with a reduction in a third party vendor's software and order routing execution fees along with reduced payments for exchange data relating to our Tradient proprietary trading platform.

           Tradient produced proprietary trading platforms which were alternatives to third party provided offerings. We closed Tradient in February 2010.

Advertising and promotional

           Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $207,000 for the three months ended June 30, 2009 to $5,000 for three months ended June 30, 2010-a decrease of 97.5%. For the six months ended June 30, 2010 the Company's advertising and promotional expense compared to the six months ended June 30, 2009 decreased $269,000 to $25,000-a decrease of 91.4%. Throughout 2010 we have implemented strategies to reduce costs associated with traditional methods of advertising and promotion, and therefore we are instead focusing on targeted partnerships with leading programs focused on highly active traders.

Professional fees

           Professional fees relate to legal and consulting fees incurred for such things as our defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees increased from $692,000 for the three months ended June 30, 2009 to $753,000 for the three months ended June 30, 2010-an increase of 8.8%. Professional fees decreased from $1.38 million for the six months ended June 30, 2009 to $1.28 million for the six months ended June 30, 2010-a decrease of 7.08%. The legal expenses are largely associated with multiple securities filings, various litigation defense costs, and the Transaction. Consulting expenses included multiple technology consultants used for ongoing technology support. Professional fees can vary as new legal issues arise and there will also be ongoing costs associated with the Transaction.

Communications and information technology

           Our communications and information technology expenses decreased from $201,000 for the three months ended June 30, 2009 to $153,000 for the three months ended June 30, 2010-a decrease of 24%. We incur expenses associated with multiple vendors providing communications and network connectivity. The decrease for the three months ended June 30, 2010 compared to three months ended June 30, 2009 is mainly due to fewer hardware expenses. For the six months ended June 30, 2010 communications and information technology expense increased $51,000 to $449,000 compared to $398,000 for the six months ended June 30, 2009. The increase in the six months ended June 30, 2010 compared to June 30, 2009 is due to increased hardware expenses.

Depreciation and amortization

           Depreciation and amortization expenses decreased from $493,000 for the three months ended June 30, 2009 to $471,000 for the three months ended June 30, 2010-a decrease of 4.6%. For the six months ended June 30, 2010 depreciation and amortization expense increased $17,000 to $1 million compared to $982,000 for the six months ended June 30, 2009. Intangible assets are comprised of the acquired customer list and trade name of Terra Nova in connection with the acquisition of Terra Nova in the amounts of $4.7 million and $1.8 million, respectively.

Other general and administrative expenses

           Our general and administrative expenses increased from $757,000 for the three months ended June 30, 2009 to $781,000 for the three months ended June 30, 2010-an increase of 3.2%. Our general and administrative expenses increased from $1.2 million for the six months ended June 30, 2009 to $1.4 million for the six months ended June 30, 2010-an increase of 14.1%. General and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation, employee severance and other miscellaneous expenses that we incur. The expenses for the six months ended June 30, 2010 include $164,500 in severance expenses, $30,000 in arbitration settlements and $260,000 in expenses related to various regulatory fines.

Income tax benefit

           The Company recorded no income tax benefit for the three and six months ended June 30, 2010 compared to a deferred income tax benefit of $135,000 and $345,000 for the same periods in 2009. The 2009 deferred income tax benefit is a result of the increase in the Company's net deferred tax asset. During 2010, the Company has not increased its net deferred tax asset as any increases are not believed to be more likely than net realizable.

           At June 30, 2010 and December 31, 2009, the Company had income tax receivables totaling $738,285 which are comprised of an overpayment in estimated federal and state tax payments for 2008 of approximately $400,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior quarter' returns of approximately $150,000.

Liquidity and Capital Resources

Cash and cash equivalents

           As reflected on the accompanying condensed consolidated statements of cash flows, cash and cash equivalents increased $2.4 million to $4.2 million at June 30, 2010 compared to December 31, 2009. Cash provided by operating activities was $2.4 million for three months ended June 30, 2010 which included net loss of $2.4 million. Adjustments to reconcile net loss to net cash provided by operating activities for three months ended in 2010 included depreciation and amortization totaling $1 million. Changes in cash segregated in compliance with federal regulations and receivables and payables from brokerage customers increased cash flow from operations by $16.1 million. The increase in receivables from brokers, dealers and clearing organizations from December 31, 2009 is primarily attributable to an increase in our OCC margin requirement driven by more activity by our clients in the options market. Liquidity needs relating to client trading and margin borrowing activities are met through cash balances in client brokerage accounts which totaled approximately $133.2 million as of June 30, 2010 and bank lending facilities that in aggregate amount to $40 million in secured borrowing capacity.

           Cash used in investing activities for the quarter ended June 30, 2010 was $48,000 due to the purchases of property and equipment.

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

Cash segregated in compliance with federal regulations

           Cash segregated in compliance with federal regulations was $119.9 million at June 30, 2010 versus $136 million at December 31, 2009. Such funds have been segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act and other regulations. We are required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the next business day.

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

Lines of credit

           Terra Nova maintains credit lines in the aggregate amount of $40 million secured by customer securities to facilitate its self-clearing broker-dealer operations. The rate on the lines of credits are determined daily by the banks and are based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. Management believes that cash balances in client brokerage accounts and operating earnings will continue to be the primary source of liquidity for us in the future. At June 30, 2010 and December 31, 2009, we did not have any outstanding balances drawn on the credit lines.

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

           Based on our historical results, management's experience, our current business strategy, including the sale of our operating subsidiary and the closing of our self-clearing operations, and current cash flows, we believe that our existing cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months. Even if the Transaction were not to occur and if we did not close our self-clearing operations, we believe our cash flows from operations and existing cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months.

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

(b) Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

           We accrue for litigation matters and regulatory claims when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $390,000 relating to our outstanding legal matters and regulatory claims as of June 30, 2010. As of the end of each applicable reporting period, we review each outstanding matter and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we determine that an additional loss is probable but not estimable, we provide footnote disclosure to that effect.

           In December 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules by failing to maintain adequate policies or procedures relating to four separate matters. The first relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by a Terra Nova client. NYSE alleges that Terra Nova's processes should have prevented such erroneous orders from reaching the market. The second involves a matter relating to whether Terra Nova maintained adequate policies and procedures to ensure proper marking, execution and handling of short sale orders. The third matter involves the maintenance of adequate policies and procedures to restrict wash sales and pre-arranged trades. The fourth matter involves maintaining adequate policies and procedures to prevent possibly manipulative order cancellations made by a customer. Terra Nova has submitted a written response to NYSE and is prepared to vigorously defend this matter. NYSE has proposed to settle all matters for a fine of $400,000. Settlement discussions are continuing. We have accrued a reserve for this matter.

           In addition to the foregoing, many aspects of our business involve substantial risk of liability and from time to time we may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. We also are subject to periodic regulatory audits, inquiries and inspections. In this regard, we have been notified by regulatory authorities of various ongoing investigations. These investigations include but are not limited to a May 26, 2010 Wells Letter from FINRA alleging rules violations relating to OATS reporting during the period from January 1, 2006 through December 31, 2007. Additionally, a Wells Letter dated March 9, 2010 from FINRA alleging rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. We have to date responded to such investigations as required. We are unable to predict the outcome of these matters. Although the range of reasonably possible loss cannot be estimated with respect to such matters, based on the information currently available to us, we do not believe that these matters will have a material impact on our consolidated financial positions, results of operations or cash flows.

           On April 29, 2009, the Company was notified that it had been joined as a defendant in FINRA Arbitration Number 09-02166, the case of Andali Investments v. Southwest Securities, Tradestation Securities, Terra Nova and Carlos Manuel Garcia in which the plaintiff sought to recover $500,000. The complaint alleged that Terra Nova allowed the transfer of $60,443 from Andali's account without proper authorization. The Claimant sought to recover a total of $500,000 from several defendants. Terra Nova and the Claimant settled this matter on June 4, 2010 pursuant to a Settlement Release Agreement under which Terra Nova paid a settlement amount, which amount had been previously accrued for resolution of this matter.

Item 1A. Risk Factors

           Since the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, there have been no material changes to the risk factors described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2009, except we have added the following risk factors to address the Transaction and the plan of dissolution.

Risks Relating to the Pending Transaction

Uncertainty about the Transaction and diversions of management could harm us, whether or not the Transaction is completed.

           In response to the announcement of the Transaction, existing or prospective customers and counterparties of ours may delay or defer decisions concerning us or they may seek to change their existing business relationships with us. In addition, as a result of the Transaction, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Transaction will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the Transaction is not completed as anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.

Failure to complete the Transaction for regulatory or other reasons could adversely affect the price of our shares and our future business and financial results.

           Completion of the Transaction is conditioned upon, among other things, the receipt of certain regulatory approvals, including from FINRA, and approval of our shareholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the Transaction. In addition, the current market price of our common shares may reflect a market assumption that the Transaction will occur, and a failure to complete the Transaction could result in a negative perception by the market of us generally and a resulting decline in the market price of our common shares.

We have incurred and will continue to incur significant costs in connection with the Transaction, whether or not we complete it.

           We have incurred and expect to continue to incur significant costs related to the Transaction. These expenses include financial advisory, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, and other related charges. If we fail to complete the Transaction, we will remain liable for these transaction costs, and may be required, in certain circumstances, to pay a termination fee of $1.1 million. We may also incur additional unanticipated expenses in connection with the Transaction.

Risks Related to Proposed Plan of Dissolution

If our expectations regarding operating and liquidation expenses are inaccurate, the amount we distribute to our shareholders may be reduced.

           The amount of cash ultimately distributed to shareholders pursuant to the plan of dissolution depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. We have attempted to estimate the amount of and reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:

• If currently unknown or unanticipated claims are asserted against us, we will have to defend, resolve or reserve for such claims before making distributions to shareholders, which will reduce amounts otherwise available for distribution.

• We have made estimates regarding the expense of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve the Company and wind up our business and affairs. Our actual expenses could vary significantly. If the closing of the Transaction takes longer than we expect or the time it takes to wind up of our business takes longer than anticipated, we may incur additional expenses above our current estimates, which could substantially reduce funds available for distribution to our shareholders.

           We may continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome. Whether or not the plan of dissolution is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities and Exchange Act of 1934, as amended, which we refer to as the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our shareholders. If our shareholders approve the plan of dissolution, in order to curtail expenses, we may, following the date our articles of dissolution become effective with the Illinois Secretary of State, which we refer to as the effective date, to seek relief from the SEC to suspend our reporting obligations under the Exchange Act, and ultimately to terminate the registration of our common shares. If we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our shareholders. These expenses include, among others, those costs relating to:

• The preparation, review, filing and dissemination of SEC filings.
• Maintenance of effective internal controls over financial reporting.
• Audits and reviews conducted by our independent registered public accountants.

Distributions to our shareholders could be delayed.

           All or a portion of the distributions could be delayed, depending on many factors, including without limitation:

• If a creditor or other third party seeks an injunction against the making of distributions to our shareholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations.

•   If we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision effect the Transaction or to liquidate and dissolve.

• If we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected.

           Any of the foregoing could delay or substantially diminish the amount available for distribution to our shareholders.

We may delay the distribution of some or all of the estimated amounts that we expect to distribute to shareholders to satisfy claims against and obligations of the Company that may arise during the five-year period following the effective date.

           Under the Illinois Business Corporation Act, or IBCA, unbarred claims and demands may be asserted against us at any time during the five years following the effective date. Accordingly, the board of directors may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during the five-year period following the effective date. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to shareholders.

If we fail to retain sufficient funds to pay our creditors, our shareholders could be held responsible for these liabilities up to the amount of any liquidating distributions they have received.

           If we fail to obtain insurance or to retain or reserve sufficient funds to pay our creditors or claimants, including for contingent claims or claims that are not known to us by the time we make final liquidating distribution to shareholders, our shareholders could be held responsible for these liabilities up to the amount distributed to them as liquidating distributions under the plan of dissolution. The potential for shareholder liability continues for unbarred claims made within five years after our articles of dissolution are filed. In this event, a shareholder could be required to return all amounts received as liquidating distributions and ultimately could receive nothing under the plan of dissolution. Furthermore, an aggrieved claimant could seek to enjoin any proposed liquidating distributions to preserve assets pending resolution of the claimant's claim. For U.S. federal income tax purposes, payments made by a shareholder in satisfaction of our liabilities not covered by our cash or reserves or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such shareholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code.

Shareholders may not be able to recognize a loss for United States federal income tax purposes until they receive a final distribution from us.

           As a result of our dissolution and liquidation, for United States federal income tax purposes, our shareholders generally will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (2) their tax basis for their common shares of the Company. Liquidating distributions pursuant to the plan of dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a shareholder only when the shareholder receives our final liquidating distribution to shareholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the shareholder's tax basis for that share. Shareholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the plan of dissolution.

We expect to close our transfer books if the plan of distribution is approved and implemented, which may prevent our shareholders from liquidating their holdings in our shares.

           The plan of distribution provides that we may close our share transfer books at any time after we file our articles of dissolution. Upon the closing of our transfer books, share certificates evidencing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law, and we will not issue any new stock certificates, other than replacement certificates. Accordingly, if the plan of dissolution is approved and implemented, shareholders may not be able to liquidate their investment in the Company or otherwise receive value for their shares of our common stock other than through receipt of liquidating distributions pursuant to the plan of dissolution. No assurance can be given that our shareholders will receive notice of the date our transfer books closed in sufficient time, if at all, to effect a sale of their shares of our common stock.

Our shareholders could approve the Transaction but vote against the plan of dissolution.

           After the Transaction, we will have no business, operations or assets with which to generate revenue, and will have retained only those employees required to wind up our business and affairs. We do not intend to invest in another operating business or otherwise invest the proceeds other than in money market funds or similar short-term investments. If the plan of dissolution is not approved, we will proceed with the sale of substantially all of our assets, pay all of our liabilities, and, as a result of the plan of dissolution not being approved, use some of the cash received from the Transaction to pay ongoing operating expenses instead of distributing it to our shareholders pursuant to the plan of dissolution, which would decrease the distribution to be made to our shareholders. If the plan of dissolution is not approved, we may make a second attempt to solicit a vote of the shareholders to approve the plan of dissolution.

           At this time, our board of directors has considered numerous options and has determined that it is in the best interests of our shareholders to dissolve the Company and return the net cash to our shareholders. The board of directors, however, retains the right to consider other alternatives should a more attractive opportunity arise before or after the effective date. If shareholders do not approve the plan of dissolution, we expect that our cash resources will continue to diminish and would likely adversely affect our financial condition and the value of your common shares. Such a result would increase the risk that you would lose all of your investment. Moreover, any alternative selected by the board of directors may have unanticipated negative consequences.

If we fail to retain the services of certain key personnel, the plan of dissolution may not succeed.

           The success of the plan of dissolution depends in large part upon our ability to retain the services of Bernay Box, our Chairman and Chief Executive Officer and Murrey Wanstrath, our Chief Financial Officer. We expect them to remain as employees to assist in our liquidation. Failure to retain these personnel could harm the implementation of the plan of dissolution. If we fail to retain the services of these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

The board of directors may abandon the Transaction and suspend implementation of the plan of dissolution even if they are approved by the shareholders.

           Even if the shareholders approve the Transaction and the plan of dissolution at the special meeting, if for any reason, the board of directors determines that such action would be in our best interests and the best interests of the shareholders, the board of directors may, in its sole discretion and without requiring advance shareholder approval, abandon the Transaction and terminate the purchase agreement and suspend the plan of dissolution or revoke the articles of dissolution of the Company, to the extent permitted by the IBCA. A revocation of the dissolution would result in the shareholders not receiving any liquidating distributions pursuant to the plan of dissolution.

If our shareholders do not approve the plan of dissolution, our stock price may be adversely affected.

           If our shareholders do not approve the plan of dissolution, our stock price may be adversely affected due to market perception about our ability to restart and operate successfully or to successfully pursue other strategic alternatives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not Applicable.

(c) On May 1, 2009 the Company's Board of Directors authorized the use of up to $3,000,000 to repurchase the Company's outstanding common stock. Stock repurchases were made in the open market, in block transactions, or in privately negotiated transactions and were allowed to be made from time to time or in one or more larger repurchases, all as determined by the officers of the Company at their discretion. The Company conducted the repurchases in compliance with Securities and Exchange Commission Rule 10b-18. The program commenced on May 1, 2009 and expired on April 30, 2010. In the second quarter of 2010 the Company made no common stock repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

(a) None.

(b) Not Applicable.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 2.1	Purchase Agreement between Terra Nova Financial Group, Inc. and Lightspeed Financial, Inc. dated June 16, 2010 (incorporated herein by reference to Exhibit 2.1 or Terra Nova Financial Group, Inc. Current Report on Form 8-K dated June 16, 2010).
Exhibit 2.2	Plan of Dissolution (incorporated herein by reference to Annex B of Terra Nova Financial Group, Inc. definitive proxy statement on schedule 14A filed with the SEC on August 9, 2010).
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           In accordance with requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Terra Nova Financial Group, Inc. (Registrant)

Date: August 13, 2010	By: /s/ Bernay Box
Bernay Box
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By: /s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer and Accounting Officer)