Form 10-Q
period 2010-09-30
TNFG Corp
filed 2010-11-12
CIK 884892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-24057

TNFG Corporation
(Exact name of registrant as specified in its charter)

Illinois	75-2375969
(State of incorporation)	(I.R.S. employer identification no.)

2305 Cedar Springs Rd, Suite 100, Dallas, TX 75201
(Address of principal executive offices, including zip code)
(214) 954-0324
(Registrant's telephone number)

Terra Nova Financial Group, Inc.
100 South Wacker Drive, Suite 1550, Chicago, Illinois 60606
(Former Name or Former Address, if Changed Since Last Report)

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

The number of shares of common stock, $0.01 par value per share, outstanding was 25,100,884 as of November 10, 2010.

TNFG CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

TNFG CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$7,563,883	$1,857,671
Cash segregated in compliance with federal regulations	111,125,464	136,042,376
Receivables from brokers, dealers and clearing organizations	28,335,078	23,001,389
Receivables from brokerage customers	7,145,923	12,022,905
Property and equipment, net of accumulated depreciation and amortization	758,519	1,045,707
Capitalized software development costs, net of accumulated amortization	141,404	246,835
Intangible assets, net of accumulated amortization	1,713,751	2,741,364
Income tax receivable	638,285	738,285
Deferred income taxes, net	5,053,485	1,499,761
Other assets	788,831	657,361
Total assets	$163,264,623	$179,853,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Payables to brokerage customers	$141,102,051	$159,825,033
Payables to brokers, dealers and clearing organizations	282,768	490,911
Accounts payable and accrued expenses	1,737,433	1,355,905
Total liabilities	143,122,252	161,671,849

Commitments and contingencies

Shareholders' equity
Preferred stock; $10 par value; 5,000,000 shares authorized; none issued	-	-
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding at September 30, 2010 and December 31, 2009	254,829	254,829
Treasury stock, common, at cost; 428,434 shares at September 30, 2010 and December 31, 2009	(272,056)	(272,056)
Additional paid-in capital	52,162,883	52,132,836
Accumulated deficit	(32,003,285)	(33,933,804)
Total shareholders' equity	20,142,371	18,181,805
Total liabilities and shareholders' equity	$163,264,623	$179,853,654

See accompanying notes to unaudited condensed consolidated financial statements.

TNFG CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Commissions and fees	$3,434,324	$6,288,807	$11,473,422	$19,761,940

Interest income	221,829	329,086	695,313	1,189,669
Interest expense on brokerage accounts	125	69	583	438
Net interest income	221,704	329,017	694,730	1,189,231

Other revenues	288,572	154,836	727,298	262,395

Net revenues	3,944,600	6,772,660	12,895,450	21,213,566

EXPENSES
Commissions and clearing	1,524,807	2,575,546	4,492,432	7,655,994
Compensation and benefits	1,338,309	1,928,654	4,576,241	5,889,122
Software and market data	605,548	756,241	1,596,499	2,572,371
Advertising and promotional	949	161,798	26,207	455,922
Professional fees	346,853	632,902	1,628,072	2,011,738
Communications and information technology	192,352	226,483	641,455	624,459
Depreciation and amortization	458,651	503,042	1,458,257	1,485,241
Other general and administrative expenses	140,365	794,593	1,538,731	2,020,129

Total expenses	4,607,834	7,579,259	15,957,894	22,714,976

Loss from continuing operations before income taxes	(663,234)	(806,599)	(3,062,444)	(1,501,410)

Income tax benefit	5,012,748	315,663	5,012,748	584,463

Net income (loss) from continuing operations	4,349,514	(490,936)	1,950,304	(916,947)

Discontinued operations:
Loss from discontinued operations before income taxes	-	(195,789)	(19,785)	(391,173)
Income tax benefit	-	76,358	-	152,358
Loss from discontinued operations	-	(119,431)	(19,785)	(238,815)

Net income (loss)	$4,349,514	$(610,367)	$1,930,519	$(1,155,762)

Net income (loss) per common share:
Basic and Diluted
Continuing operations	$0.17	$(0.02)	$0.08	$(0.04)
Discontinued operations	-	-	-	(0.01)
	$0.17	$(0.02)	$0.08	$(0.05)

Weighted average common shares outstanding:
Basic	25,054,508	25,054,508	25,054,508	25,328,622

Diluted	25,054,508	25,054,508	25,054,508	25,328,622

See accompanying notes to unaudited condensed consolidated financial statements.

TNFG CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net Income (loss)	$1,930,519	$(1,155,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	30,047	91,264
Depreciation and amortization	1,458,257	1,715,916
Deferred income taxes	(3,553,724)	(715,000)
Gain on extinguishment of liabilities	-	(60,626)
Loss on write-off of other assets	10,234	50,000
Changes in operating assets and liabilities:
Decrease (increase) in cash segregated in compliance with federal regulations	24,916,912	(8,230,681)
Increase in receivables from brokers, dealers and clearing organizations	(5,333,689)	(19,338,772)
Decrease (increase) in receivables from brokerage customers	4,876,982	(5,436,987)
Decrease in income tax receivable	100,000	707,979
Decrease (increase) in other assets	(131,470)	103,329
Increase (decrease) in payables to brokers, dealers and clearing organizations	(208,143)	278,198
Increase (decrease) in payables to brokerage customers	(18,722,982)	31,406,966
Increase (decrease) in accounts payable and accrued expenses	381,528	(38,662)

Net cash provided by (used in) operating activities	5,754,471	(622,838)

Cash flows from investing activities
Purchases of property and equipment	(48,259)	(370,718)
Capitalization of software development costs	-	(142,837)

Net cash used in investing activities	(48,259)	(513,555)

Cash flows from financing activities
Purchase of treasury stock	-	(272,056)

Net cash used in financing activities	-	(272,056)

Net increase (decrease) in cash and cash equivalents	5,706,212	(1,408,449)
Cash and cash equivalents at beginning of period	1,857,671	7,889,553
Cash and cash equivalents at end of period	$7,563,883	$6,481,104

Supplemental cash flow information:
Income tax refund received	$1,559,024	$696,322

See accompanying notes to unaudited condensed consolidated financial statements.

TNFG CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

      Recent Events

           On October 20, 2010, TNFG Corporation, formerly known as Terra Nova Financial Group, Inc. (collectively, the "Company," "TNFG," "Parent", "firm," "we," "us," or "our") the Company completed the asset sale of Terra Nova Financial, LLC ("Terra Nova") to Lightspeed Financial, Inc. ("Lightspeed"), which constituted substantially all of our operating assets, in exchange for $27.6 million in cash, $22.6 of which was paid at closing, and $5 million of which was paid by an unsecured promissory note (the "Transaction"). The promissory note is due no later than six months from closing and accrues interest at 8% per annum. Following the closing of the sale of Terra Nova, the principal assets of TNFG is the cash proceeds of the sale of Terra Nova, the Lightspeed promissory note, and an Illinois state tax receivable. Our subsidiary, SC QuantNova Research SRL ("QuantNova"), which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems is inactive and in the process of being wound up. The Company is not engaged in any other operations or have any other operating assets. The Board expects to continue to wind up its business and effect a liquidation and dissolution pursuant to the plan of dissolution approved by our board of directors on July 2, 2010 and approved by our shareholders on September 15, 2010, which we refer to as the plan of dissolution. On October 28, 2010, our articles of dissolution became effective with the Illinois Secretary of State. On November 1, 2010, our Board announced a liquidation distribution in the amount of $0.72 per share, which is expected to be distributed on November 18, 2010. Also, in conjunction with the sale of Terra Nova, as a condition to the closing of the Transaction, the Company changed its name to TNFG Corporation.

           Prior to the sale of Terra Nova to Lightspeed, TNFG was a holding company of businesses providing a range of products and services to trading professionals. Our primary subsidiary was Terra Nova, an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers. TNFG Corporation trades under the stock symbol "TNFG" and is quoted on the OTC Bulletin Board.

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of TNFG Corporation and notes to the consolidated financial statements included in the Annual Report on Form 10-K of TNFG Corporation for the year ended December 31, 2009.

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, certain notes and other information normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the condensed consolidated financial position of TNFG Corporation and subsidiaries as of September 30, 2010 and the consolidated results of their operations and cash flows for each of the periods presented have been recorded. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or any subsequent period.

           During the first quarter of 2010, the Company discontinued the operations of its subsidiary, Tradient Technologies, Inc. ("Tradient"). In accordance with the provisions of FASB ASC Subtopic 205-20, the results of Tradient are presented as discontinued operations for all periods presented. See footnote 6 for additional details.

           During the second quarter of 2010, the Company determined that the capital required to operate QuantNova could be better deployed in other Company operations. As a result, effective June 30, 2010, QuantNova became inactive and the process of dissolving QuantNova was initiated.

           Our financial statements as of September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of our assets and the liquidation of our liabilities in the normal course of business. June 16, 2010, we entered into a Purchase Agreement with Lightspeed, whereby we agreed to sell substantially all of our operating assets to Lightspeed. The Transaction was subject to the approval of our shareholders, which occurred on September 15, 2010, and to the approval of FINRA, which occurred on October 15, 2010. On July 2, 2010, the Board of Directors of the Company approved a plan of dissolutions, which was approved by the Company's shareholders on September 15, 2010. The plan of dissolution was subject to the closing of the Transaction, which did not occur until October 20, 2010. Accordingly, we determined that the presentation of our financial statements on the going concern basis as of September 30, 2010 was appropriate in these circumstances. We have evaluated the carrying values of our assets and liabilities as of September 30, 2010 in light of the terms of the Purchase Agreement and our shareholders' approval of our plan of liquidation, and have determined that the carrying values of our assets and liabilities as of September 30, 2010 are appropriate in all material respects.

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

            For the three and nine months ended September 30, 2010 and 2009 the components of basic and diluted weighted average shares outstanding are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding - Basic	25,054,508	25,054,508	25,054,508	25,328,622
Weighted average shares outstanding - Diluted	25,054,508	25,054,508	25,054,508	25,328,622

           Common stock equivalents totaling 16,791,026 and 18,132,694 for both the three and nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 4 - Capitalization

(a) Common Stock

           The Company had 150,000,000 shares of common stock authorized, 25,482,942 shares issued and 25,054,508 shares outstanding as of September 30, 2010.

(b) Non-employee Warrants

           Non-employee warrants outstanding as of September 30, 2010 totaled 13,349,859 with a weighted average exercise price of $2.81.

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

Note 6 - Discontinued Operations

           During November 2009 the Company determined that the capital required to operate Tradient could be better deployed in other Company operations. Therefore, the Company decided to close Tradient effective February 1, 2010. Tradient operated the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Tradient offered three proprietary trading platforms to clients, Tradient Pro, Tradient Plus, and Tradient Web that were alternatives to other third party platforms offered by the Company. Tradient was located in Chicago, Illinois and was included in software services segment. As a result of the closure of Tradient, the Company has a single reporting segment, brokerage services, and therefore, segment reporting is no longer applicable. Primary sources of revenue for Tradient included software licensing and routing fees.

           The following table summarizes certain operating data for discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$-	$447,458	$108,842	$1,507,365
Total expenses	-	(643,247)	(128,627)	(1,898,538)
Income tax benefit	-	76,358	-	152,358
Loss from discontinued operations	$-	$(119,431)	$(19,785)	$(238,815)

Note 7 - Commitments and Contingencies

Litigation and Claims

           We accrue for litigation matters and regulatory claims when losses become probable and reasonably estimable. We have recorded an aggregate accrual of approximately $350,000 relating to our outstanding legal matters and regulatory claims as of September 30, 2010. As of the end of each applicable reporting period, we review each outstanding matter and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we determine that an additional loss is probable but not estimable, we provide footnote disclosure to that effect.

           In December 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules by failing to maintain adequate policies or procedures relating to four separate matters. The first relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by a Terra Nova client. NYSE alleges that Terra Nova's processes should have prevented such erroneous orders from reaching the market. The second involves a matter relating to whether Terra Nova maintained adequate policies and procedures to ensure proper marking, execution and handling of short sale orders. The third matter involves the maintenance of adequate policies and procedures to restrict wash sales and pre-arranged trades. The fourth matter involves maintaining adequate policies and procedures to prevent possibly manipulative order cancellations made by a customer. Terra Nova has negotiated a settlement in principle of this matter and is currently reviewing and discussing a settlement document. We have accrued a reserve for the amount of the fine that has been agreed upon in principle.

           In addition to the foregoing, many aspects of Terra Nova's business involve substantial risk of liability and from time to time Terra Nova may become involved in additional lawsuits, arbitrations, claims and other legal proceedings. There is a relatively high incidence of litigation involving the securities brokerage industry as compared to certain other industries. Terra Nova also is subject to periodic regulatory audits, inquiries and inspections. In this regard, Terra Nova has been notified by regulatory authorities of various ongoing investigations. These investigations include but are not limited to a May 26, 2010 Wells Letter from FINRA alleging rules violations relating to OATS reporting during the period from January 1, 2006 through December 31, 2007 and a Wells Letter dated March 9, 2010 from FINRA alleging rules violations relating to short sales during the period from October 1, 2007 through December 31, 2007. Terra Nova has responded to such investigations as required. We are unable to predict the outcome of these matters. Although the range of reasonably possible loss cannot be estimated with respect to such matters, based on the information currently available to us, we do not believe that these matters will have a material impact on our consolidated financial positions, results of operations or cash flows.

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

           On October 20, 2010 we sold all of our ownership interest in Terra Nova to Lightspeed Financial, Inc. ("Lightspeed"). Because of this, any fines or other liability which occurs from Terra Nova's operations that become due after the date of October 20, 2010 is expected to be borne by Terra Nova and Lightspeed without any expected effect on our financial position.

Note 8 - Income Taxes

           The Company recorded an income tax benefit related to continuing operations of approximately $5.0 million for the three and nine months ended September 30, 2010 compared to an income tax benefit of approximately $316,000 and $584,000, respectively for the same periods in 2009. The 2009 income tax benefit is a result of the increase in the Company's net deferred tax asset. During 2010, the Company increased its net deferred tax asset by approximately $3.6 million as the recently completed sale of Terra Nova Financial, LLC will result in a gain generating taxable income, and more likely than not allowing the realization of certain net operating loss carryforwards that had previously been reduced by a valuation allowance and book tax differences related to goodwill and intangible assets. Additionally, during 2010, the Company recorded an income tax benefit of $1,459,024 representing a refund received as a result of filing a carryback of 2009 losses to prior years.

           At September 30, 2010 and December 31, 2009, the Company had income tax receivables totaling $638,285 and $738,285, respectively which is comprised of an overpayment in estimated state tax payments for 2008 of approximately $300,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior quarter's returns of approximately $150,000. During the third quarter of 2010 the Company received $100,000 from the IRS related to overpayment of federal income taxes for 2008.

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

           Excess net capital of one broker-dealer subsidiary may not be used to offset a net capital deficiency of another broker-dealer subsidiary. Net capital and the related net capital requirement may fluctuate on a daily basis. A summary of net capital requirements as of September 30, 2010 are as follows:

		Minimum Net Capital Requirement		Excess Net Capital
	Net Capital	SEC	CFTC	SEC	CFTC
Terra Nova Financial, LLC	$9,776,674	$1,500,000	$1,000,000	$8,276,674	$8,776,674

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

           During the three and nine months ended September 30, 2010 and 2009 no stock options were granted.

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

           The table below summarizes the Company's employee stock option and warrant plans as of September 30, 2010:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	4,184,553	413,667	3,770,887
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	3,027,500	472,500
Balance at September 30, 2010	7,684,553	3,441,167	4,243,387

           A summary of employee stock option activity, under the Company's Long Term Incentive Plan, for the nine months ended September 30, 2010 is presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	992,774	$1.25	3.64	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Expired	(579,107)	1.45	0.11	-
Balance at September 30, 2010	413,667	$0.97	3.50	$-
Options exercisable at September 30, 2010	193,667	$1.16	3.10	$-

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at September 30, 2010 is calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at September 30, 2010. The aggregate intrinsic value of stock options exercised is calculated as the number of in-the-money options on the exercise date times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

           As of September 30, 2010 there was $67,888 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under stock option plans. The cost is expected to be recognized in the fourth quarter of 2010. During the nine months ended September 30, 2010 and September 30, 2009 compensation expense of $30,047 and $91,264, respectively, was recognized related to options vesting under option plans.

           A summary of employee warrant activity under the 2006 Warrant Incentive Plan for the nine months ended September 30, 2010 is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	3,027,500	$2.56	1.55	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance at September 30, 2010	3,027,500	$2.56	0.80	$-
Warrants exercisable at September 30, 2010	3,027,500	$2.56	0.80	$-

           As of September 30, 2010 there was no unrecognized compensation cost related to employee warrant grants.

Note 11 - Property and Equipment and Capitalized Software Development Costs

           The following table represents the different classes of property and equipment and capitalized software development costs as of September 30, 2010 and December 31, 2009

		September 30, 2010		December 31, 2009
	Estimated Useful Life in Years	Property and equipment	Capitalized software development costs	Property and equipment	Capitalized software development costs
Capitalized software development	3-5	$-	$332,283	$-	$428,332
Computer and hardware	3-5	863,880	-	1,013,879	-
Furniture, fixtures and equipment	3-7	272,534	-	352,141	-
Leasehold improvements	5-10	119,588	-	119,589	-
		1,256,002	332,283	1,485,609	428,332

Accumulated depreciation and amortization		(497,483)	(190,879)	(439,902)	(181,497)
Net balance		$758,519	$141,404	$1,045,707	$246,835

            Depreciation and amortization related to property and equipment for the nine months ended September 30, 2010 and 2009 was $325,212 and $284,026, respectively. Amortization related to capitalized software development costs for the nine months ended September 30, 2010 and 2009 was $105,432 and $404,277, respectively.

Note 12 - Intangible Assets

Intangible assets consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Customer list	$4,749,000	$4,749,000
Trade name	1,829,000	1,829,000
	6,578,000	6,578,000

Accumulated amortization	(4,864,249)	(3,836,636)
Net balance	$1,713,751	$2,741,364

            The customer list and trade name are being amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was $1,027,613 for the nine months ended September 30, 2010 and 2009.

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

Financial Assets and Liabilities

            The following table sets forth the Company's financial instruments that are recognized or disclosed at fair value in the financial statements on a recurring basis as of September 30, 2010 and December 31, 2009.

Financial instruments owned, at fair value:	September 30, 2010	December 31, 2009
Commercial Paper	$4,600,000	$2,337,655
U.S. Treasury securities held as clearing deposits	11,796,526	12,998,592
Total	$16,396,526	$15,336,247

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

            The following table sets forth by level within the fair value hierarchy, the inputs used to measure the Company's financial instruments owned at fair value on a recurring basis as of September 30, 2010.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Financial instruments owned, at fair value:	Level 1	Level 2	Level 3	Fair Value
Commercial Paper	$4,600,000	$-	$-	$4,600,000
U.S. Treasury securities held as clearing deposits	11,796,526	-	-	11,796,526
Total	$16,396,526	$-	$-	$16,396,526

Note 14 - Receivables From and Payables to Brokers, Dealers, and Clearing Organizations

            The components of receivables from and payables to brokers, dealers and clearing organizations are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Receivables	Payables	Receivables	Payables
Cash held for securities borrowed	$13,492,100	$-	$7,988,525	$-
Clearing deposits & receivables/payables	14,842,978	282,768	15,012,864	490,911
Total	$28,335,078	$282,768	$23,001,389	$490,911

            The cash held for securities borrowed represents Terra Nova's temporary borrowing of securities from broker-dealers which have been collateralized with cash in return for borrowing the security. Terra Nova borrows securities as a result of clients who have sold securities not yet purchased ("short sales") in their trading accounts. At times, Terra Nova loans securities temporarily to other broker-dealers in connection with its broker-dealer business. The Company receives cash as collateral for the securities loaned. There were no loaned securities at September 30, 2010 and December 31, 2009. Credit approval is required for all broker-dealers from which securities are borrowed and loaned. Terra Nova monitors the collateral value daily and requires additional collateral if warranted.

            Self-clearing related clearing deposits and receivables/payables include transactions and deposits required by various clearing and exchange organizations. Generally, the Company is obligated to meet deposit requirements on a daily basis.

Note 15 - Subsequent Event

            On October 20, 2010, the Company completed the asset sale of Terra Nova to Lightspeed. Following the closing of the sale of Terra Nova, the principal assets of the Company include the cash proceeds, the promissory note from the sale of Terra Nova and an Illinois state tax receivable. The Company is not engaged in any other operations and does not have any other significant operating assets. The Board expects to continue to wind up its business and effect a liquidation and dissolution pursuant to the plan of dissolution approved by our board of directors on July 2, 2010 and approved by our shareholders on September 15, 2010. On October 28, 2010, our articles of dissolution became effective with the Illinois Secretary of State.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

            Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the SEC, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TNFG Corporation. and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses; our pending asset sale with Lightspeed, including related uncertainties and risks and the impact on our business if the asset sale is not completed; our accounting estimates, assumptions and judgments; our business plans relating to our products and services; our ability to scale our operations in response to changing demands and expectations of our customers; and the level of demand for our products and services. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2009 and below in Part II, Item 1A of this Report, and in other securities filings by the Company with the SEC.

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

Recent Events

            On October 20, 2010, subsequent to the close of our 2010 third quarter, we completed the sale of Terra Nova to Lightspeed, which constituted substantially all of our operating assets, under the terms of a Purchase Agreement entered into on June 16, 2010 (the "Transaction"). Assets excluded from the Transaction included our cash, cash-equivalents, our subsidiary QuantNova, which is inactive, and certain other non-operating assets. In exchange for the assets sold we received $27.6 million in cash, of which $22.6 million was paid at closing, and $5 million of which was paid by an unsecured promissory note. The promissory note is due no later than six months from closing and accrues interest at 8% per annum. Also, in conjunction with the sale of Terra Nova, as a condition to the closing of the Transaction, the Company changed its name to TNFG Corporation.

            On September 15, 2010, our shareholders adopted a plan of dissolution, which became effective upon the closing of the Transaction. The key features of our plan of dissolution are to: (1) cease our business operations, except as may be necessary to wind up our business affairs; (2) pay or make adequate provision for all of our liabilities; and (3) distribute our remaining assets to our shareholders in one or more liquidating distributions. On October 28, 2010, our articles of dissolution became effective with the Illinois Secretary of State.

            Most employees of Terra Nova accepted part-time or permanent employment with Lightspeed, and we currently have two employees.

            On November 2, 2010, we announced that our Board had declared a liquidation distribution on our common shares in the amount of $0.72 per share, which is expected to be payable on November 18, 2010, to shareholders of record on November 10, 2010.

            Following the closing of the sale of Terra Nova, the principal assets of TNFG are the cash proceeds of the sale of Terra Nova, the Lightspeed promissory note and a tax receivable. Our subsidiary, QuantNova, which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems is inactive and in the process of being wound up. The Company is not engaged in any other operations or have any other operating assets. The Board expects to continue to wind up its business and effect a liquidation and dissolution pursuant to the plan of dissolution.

            Prior to the sale of Terra Nova to Lightspeed, TNFG was a holding company of businesses providing a range of products and services to trading professionals. Our primary subsidiary was Terra Nova, an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provided execution, clearing and prime brokerage services to professional traders, hedge funds and money managers.

            During the third quarter of 2010, primary sources of revenue for Terra Nova include 87% from commissions and fees, 6% from net interest income and 7% from other income. During the third quarter of 2009, the primary sources of revenue for Terra Nova included 93% from commissions and fees, 5% from net interest income and 2% from other income.

            The information in this Quarterly Report on Form 10-Q does not give effect to the Transaction or plan of dissolution, as they become effective following September 30, 2010.

Overview

            Due to the economic climate and after a thorough review of the Company's operations we initiated a program in November 2009 to refocus on our core customer base and to align financial resources appropriately. As part of this effort we closed our subsidiary Tradient on February 1, 2010. Tradient operated proprietary trading platforms offered to customers as an alternative to other third party platforms. We determined that the capital required to operate Tradient could be better deployed in our other operations. The results of Tradient are presented as discontinued operations for all periods presented.

            The initiatives resulted in the elimination of approximately 23% of our full time workforce. The benefits from these initiatives materialized in the second quarter and continued in the third quarter, and helped offset declines in revenue compared to the same periods in 2009.

            The overall slowdown in trading volumes that began in 2008 and continued into the first nine months of 2010 has been partially mitigated by cost containment strategies. Since the federal funds rate declined to a range of 0% to 0.25% in December 2008 we continued to see a reduction in net interest income resulting from low federal funds rates. Prior to the Transaction, Terra Nova relied on net interest income as significant revenue source and, as a result, the decrease in federal funds rate impacted our profitability for the three and nine months ended September 30, 2010.

            Commencing in July 2010 we began the process to exit our self-clearing operations. After analyzing the potential risks and benefits, we determined to eliminate Terra Nova's self-clearing operations. We determined that the benefits of being a self-clearing firm did not outweigh the costs of maintaining the significant capital required to support the self-clearing operations.

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

Income Taxes

            The Company recorded an income tax benefit related to continuing operations of approximately $5.0 million for the three and nine months ended September 30, 2010 compared to an income tax benefit of approximately $316,000 and $584,000, respectively for the same periods in 2009. The 2009 income tax benefit is a result of the increase in the Company's net deferred tax asset. During 2010, the Company increased its net deferred tax asset by approximately $3.6 million as the recently completed sale of Terra Nova Financial, LLC will result in a gain generating taxable income, and more likely than not allowing the realization of certain net operating loss carryforwards that had previously been reduced by a valuation allowance and book tax differences related to goodwill and intangible assets. Additionally, during 2010, the Company recorded an income tax benefit of $1,459,024 representing a refund received as a result of filing a carryback of 2009 losses to prior years.

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

Results of Operations

            The following table below represents the Company's operations for the three and nine months ended September 30, 2010 and 2009. The financial information below is derived from the condensed consolidated financial statements and related notes in the Quarterly Report on 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Commissions and fees	$3,434,324	$6,288,807	$11,473,422	$19,761,940

Interest income	221,829	329,086	695,313	1,189,669
Interest expense on brokerage accounts	125	69	583	438
Net interest income	221,704	329,017	694,730	1,189,231

Other revenues	288,572	154,836	727,298	262,395

Net revenues	3,944,600	6,772,660	12,895,450	21,213,566

EXPENSES
Commissions and clearing	1,524,807	2,575,546	4,492,432	7,655,994
Compensation and benefits	1,338,309	1,928,654	4,576,241	5,889,122
Software and market data	605,548	756,241	1,596,499	2,572,371
Advertising and promotional	949	161,798	26,207	455,922
Professional fees	346,853	632,902	1,628,072	2,011,738
Communications and information technology	192,352	226,483	641,455	624,459
Depreciation and amortization	458,651	503,042	1,458,257	1,485,241
Other general and administrative expenses	140,365	794,593	1,538,731	2,020,129

Total expenses	4,607,834	7,579,259	15,957,894	22,714,976

Loss from continuing operations before income taxes	(663,234)	(806,599)	(3,062,444)	(1,501,410)

Income tax benefit	5,012,748	315,663	5,012,748	584,463

Net income (loss) from continuing operations	4,349,514	(490,936)	1,950,304	(916,947)

Discontinued operations:
Loss from discontinued operations before income taxes	-	(195,789)	(19,785)	(391,173)
Income tax benefit	-	76,358	-	152,358
Loss from discontinued operations	-	(119,431)	(19,785)	(238,815)

Net income (loss)	$4,349,514	$(610,367)	$1,930,519	$(1,155,762)

Three and Nine Months ended September 30, 2010 and 2009

            Prior to the closing of the Transaction our clients mainly traded in the United States equity, futures and options markets. There is a direct correlation between the volume of our clients' trading activity and our profitability.

            During the three and nine months ended September 30, 2010, lower stock market volatility led to reduced trading by our clients resulting in fewer stock, option and futures transactions compared to the same periods in 2009 resulting in a decline in commission and fee revenue. Total trades executed declined 814,000 to 2.33 million for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009. Total equity trades decreased 319,000 to 1.92 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Total option trades declined 489,000 to 300,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Total equity shares and futures and option contracts declined 1.419 billion to 2.934 billion for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009.

            Our net interest income decreased $107,000 and $495,000 for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009 primarily due to the persistently low federal funds interest rate. During 2009 through the third quarter of 2010 the federal funds rate stayed consistently within a range of 0% to .25%. Our interest rate spread has narrowed considerably from our historical interest rate spread.

            Our results for the nine months ended September 30, 2010 reflect the following important factors:
•	Net loss from continuing operations for the nine months ended September 30, 2010 of $1,049,696 includes the following non-cash expenses among other non-cash items:
°	Depreciation expense on property and equipment of $325,212
°	Amortization expense on capitalized software of $105,432
°	Amortization expense on intangible assets of $1,027,613
°	Share-based compensation of $30,047
•	Posted average revenue per employee of approximately $274,000 based on forty-seven full-time employees as of September 30, 2010 compared to $262,000 based on eighty-one full-time employees as of September 30, 2009.
•	Net interest income was down $495,000 to $695,000 for the nine months ended September 30, 2010 compared to $1.19 million for the nine months ended September 30, 2009.

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

           Our commissions and fees decreased from $6.29 million in the third quarter of 2009 to $3.43 million in the third quarter of 2010-a decrease of 45.4% due primarily to lower trading activity. For the third quarter of 2010 compared to the third quarter of 2009 the firm showed a decrease in equity commissions of 47.7%, decrease in option commissions of 32.2% and an increase in futures commissions of 11.2%. Commissions and fees decreased $8.29 million from $19.76 million for the nine months ended September 30, 2009 to $11.47 million for the nine months ended September 30, 2010.

           The total equity shares and futures and option contracts traded declined 1.42 billion to 2.93 billion in the first nine months of 2010 compared to the first nine months of 2009. The total trades executed decreased 814,000 to 2.33 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Total equity trades decreased 319,000 to 1.92 million for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009. Option trades executed during the nine months ended September 30, 2010 decreased by 489,000 to 300,000 compared to the nine months ended September 30, 2009.

Net interest income

           Prior to the Transaction, as a self-clearing broker-dealer we receive interest income on client credit and debit balances through interest bearing accounts, U.S. government securities and correspondent clearing interest sharing arrangements. Interest income decreased from $329,000 for three months ended September 30, 2009 to $222,000 for three months ended September 30, 2010-a decrease of 32.6%. For the nine months ended September 30, 2010 interest income decreased from $1.19 million to $695,000 - a decrease of 41.6%. Interest income was impacted by a decline in federal fund rates from the same period in the prior year. The interest earned on segregated cash balances was also impacted by the historically low federal funds rate which is our base rate to determine client debit and credit rates and earnings on our reserve deposits.

           During 2009 and through September 2010 the Federal Reserve did not materially change the federal funds rate which remains in a range of 0% to .25%. All client credit and margin debit rates are based off the federal funds rate. We also borrow securities resulting from clients who have short securities and we receive interest on cash we have deposited with broker-dealers as collateral in return for borrowing the securities.

           Prior to the Transaction, as a self-clearing broker-dealer we paid interest to clients on cash credit balances as well as interest to banks for short-term client related loans. Interest expense on brokerage accounts was zero for both the three and nine months ended September 30, 2010 and 2009 as we do not credit client's interest for credit cash balances due to the low federal funds rate.

Expenses

Commissions and clearing

           A percentage of commissions that we earned were paid to registered representatives and multiple clearing correspondent arrangements with other broker-dealers. We had access to multiple Electronic Communication Networks ("ECNs") and other execution venues and we paid a fee (or received rebate payment for order flow) to these venues for executing equity and option transactions on or through their systems. We were a member of multiple exchange and regulatory organizations and were paid or rebated fees when executing transactions through them. These exchange and regulatory costs are typically based on the number and size of transactions executed. Futures are cleared through an established futures commission merchant and we paid clearing fees associated with those futures transactions. Lastly, included in commissions and clearing are soft dollar and sales commission expenses.

            Our commissions and clearing expense decreased from $2.58 million for the three months ended September 30, 2009 to $1.52 million for the three months ended September 30, 2010-a decrease of 40.8%. For the nine months ended September 30, 2010 the Company's commissions and clearing expense decreased $3.16 million to $4.49 million-a decrease of 41.3%. The decreases for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 are attributable to lower ECN transaction fees as well as reduced payments to registered representatives.

Compensation and benefits

           Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits decreased $590,000 to $1.34 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease is attributable to a reduction in headcount and decline in incentive compensation. For the nine months ended September 30, 2010 the Company's compensation and benefits expense decreased $1.31 million to $4.58 million-a decrease of 22.3%. The number of our full-time employees was forty-seven as of September 30, 2010 and eighty-one as of September 30, 2009.

Software and market data

           The software and market data expense consists of payments to multiple third-party trading platform providers for data and trading platform access for our clients and is a variable cost based on the number of clients, licenses and order routing execution. The remaining fees include payments to vendors for access to market data including option and equity prices and news information. Our software and market data expenses decreased $151,000 from $756,000 for three months ended September 30, 2009 to $606,000 for three months ended September 30, 2010- a decrease of 19.9%. For the nine months ended September 30, 2010 the Company's software and market data expense decreased $976,000 to $1.6 million-a decrease of 37.9% - compared to the nine months ended September 30, 2009.

           The declines in software and market data expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 were due to decreased costs associated with a reduction in a third party vendor's software and order routing execution fees along with reduced payments for exchange data relating to our Tradient proprietary trading platform.

           Tradient produced proprietary trading platforms which were alternatives to third party provided offerings. We closed Tradient in February 2010.

Advertising and promotional

           Advertising and promotional expenses include trade shows, targeted marketing in financial publications, online advertising, and various sales force marketing related expenses. Advertising and promotional expenses decreased from $162,000 for the three months ended September 30, 2009 to $1,000 for three months ended September 30, 2010-a decrease of 99.4%. For the nine months ended September 30, 2010 the Company's advertising and promotional expense compared to the nine months ended September 30, 2009 decreased $430,000 to $26,000-a decrease of 94.3%.

Professional fees

           Professional fees relate to legal and consulting fees incurred for such things as our defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees decreased from $633,000 for the three months ended September 30, 2009 to $347,000 for the three months ended September 30, 2010-a decrease of 45.2%. Professional fees decreased from $2.01 million for the nine months ended September 30, 2009 to $1.63 million for the nine months ended September 30, 2010 - a decrease of 19.1%. The legal expenses are largely associated with multiple securities filings, various litigation defense costs, and the Transaction. Consulting expenses included multiple technology consultants used for ongoing technology support.

Communications and information technology

           Our communications and information technology expenses decreased from $227,000 for the three months ended September 30, 2009 to $192,000 for the three months ended September 30, 2010-a decrease of 15.1%. We incurred expenses associated with multiple vendors providing communications and network connectivity. The decrease for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is mainly due to fewer hardware expenses. For the nine months ended September 30, 2010 communications and information technology expense increased $17,000 to $642,000 compared to $625,000 for the nine months ended September 30, 2009.

Depreciation and amortization

           Depreciation and amortization expenses decreased from $503,000 for the three months ended September 30, 2009 to $459,000 for the three months ended September 30, 2010-a decrease of 8.8%. For the nine months ended September 30, 2010 depreciation and amortization expense decreased $27,000 to $1.46 million compared to $1.49 million for the nine months ended September 30, 2009.

Other general and administrative expenses

           Our general and administrative expenses decreased from $795,000 for the three months ended September 30, 2009 to $140,000 for the three months ended September 30, 2010-a decrease of 82.3%. The expense for the three months ended September 30, 2009 included $365,000 of expense related to an arbitration fine and legal defense that was not repeated in 2010. The remaining decrease is attributable to the Company's cost cutting initiatives. Our general and administrative expenses decreased from $2.02 million for the nine months ended September 30, 2009 to $1.54 million for the nine months ended September 30, 2010-a decrease of 23.8%. The decrease is attributable to the cost cutting measures the Company has implemented. General and administrative expenses include certain clearing related expenses, office rent, shareholder relations, travel and entertainment, franchise taxes, director compensation, employee severance and other miscellaneous expenses that we incur.

Income tax benefit

           The Company recorded an income tax benefit related to continuing operations of approximately $5.0 million for the three and nine months ended September 30, 2010 compared to an income tax benefit of approximately $316,000 and $584,000, respectively for the same periods in 2009. The 2009 income tax benefit is a result of the increase in the Company's net deferred tax asset. During 2010, the Company increased its net deferred tax asset by approximately $3.6 million as the recently completed sale of Terra Nova Financial, LLC will result in a gain generating taxable income, and more likely than not allowing the realization of certain net operating loss carryforwards that had previously been reduced by a valuation allowance and book tax differences related to goodwill and intangible assets. Additionally, during 2010, the Company recorded an income tax benefit of $1,459,024 representing a refund received as a result of filing a carryback of 2009 losses to prior years.

Liquidity and Capital Resources

Cash and cash equivalents

           As reflected on the accompanying condensed consolidated statements of cash flows, cash and cash equivalents increased $5.71 million to $7.56 million at September 30, 2010 compared to December 31, 2009. Cash provided by operating activities was $5.75 million for the nine months ended September 30, 2010, which included net loss of $1.01 million. Adjustments to reconcile net loss to net cash provided by operating activities for the nine months ended in September 30, 2010 included depreciation and amortization totaling $1.46 million. Changes in cash segregated in compliance with federal regulations and receivables and payables from brokerage customers increased cash flow from operations by $24.92 million. The increase in receivables from brokers, dealers and clearing organizations from December 31, 2009 is primarily attributable to an increase in our OCC margin requirement driven by more activity by our clients in the options market. Liquidity needs relating to client trading and margin borrowing activities were met through cash balances in client brokerage accounts which totaled approximately $111.1 million as of September 30, 2010 and bank lending facilities that in aggregate amount to $40 million in secured borrowing capacity.

           Cash used in investing activities for the quarter ended September 30, 2010 was $48,000 and consisted of the purchases of property and equipment.

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

Net capital requirement

           Our broker-dealer subsidiary was subject to capital and other requirements of the SEC, FINRA, and CFTC. In addition to mandatory capital requirements (See Note 9 - Regulatory Requirements to our financial statements included in this Form 10-Q), as a self-clearing broker-dealer, prior to the closing of the Transaction, Terra Nova was required to deposit funds with clearing organizations, such as DTCC and OCC, which may vary significantly based on client trading activity.

Cash segregated in compliance with federal regulations

           Cash segregated in compliance with federal regulations was $111.13 million at September 30, 2010 versus $136.04 million at December 31, 2009. Such funds were segregated in special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act and other regulations. Prior to the close of the Transaction, we were required to determine the amount required to be deposited weekly, as of the close of the last business day of the week, and if necessary, to deposit additional funds by the opening of banking business on the next business day.

           Due to the banking crisis that began in 2008, prior to the close of the Transaction, we maintained special reserve accounts for the exclusive benefit of customers under Rule 15c3-3 of the Exchange Act with multiple qualified banking institutions to mitigate credit risk. All banks with which we maintained customer and corporate deposits are "Well Capitalized" in accordance with the FDIC's Regulatory "Prompt Corrective Action" risk capital rating system. In the special reserve accounts we invested in a combination of qualified securities including short-term U.S. government securities, reverse repurchase agreements collateralized by U.S. government securities, qualified trust products, and interest bearing cash accounts.

Lines of credit

           Prior to the close of the Transaction, Terra Nova maintained credit lines in the aggregate amount of $40 million secured by customer securities to facilitate its self-clearing broker-dealer operations. The rate on the lines of credits were determined daily by the banks and are based on the daily rate at which banking institutions are able to borrow from each other plus a predetermined spread. At September 30, 2010 and December 31, 2009, we did not have any outstanding balances drawn on the credit lines.

Liquidity

           On October 20, 2010, subsequent to the close of our 2010 third quarter, we completed the sale of Terra Nova to Lightspeed, which constituted substantially all of our operating assets, under the terms of a Purchase Agreement entered into on June 16, 2010. Assets excluded from the Transaction included our cash, cash-equivalents, our subsidiary QuantNova, and certain other non-operating assets. In exchange for the assets sold we received $27.6 million in cash, of which $22.6 million was paid at closing, and $5 million of which was paid by an unsecured promissory note. The promissory note is due no later than six months from closing and accrues interest at 8% per annum.

           On September 15, 2010, our shareholders adopted a plan of dissolution, which became effective upon the closing of the Transaction. The key features of our plan of dissolution are to: (1) cease our business operations, except as may be necessary to wind up our business affairs; (2) pay or make adequate provision for all of our liabilities; and (3) distribute our remaining assets to our shareholders in one or more liquidating distributions. On October 28, 2010, our articles of dissolution became effective with the Illinois Secretary of State.

           We cannot predict the time required to complete the liquidation process. The timing will depend on when the Lightspeed promissory note is repaid, how quickly we can satisfy any potential creditors and make tax filings, and the receipt of any tax refunds.

           After October 20, 2010, our principal assets are cash and cash equivalents, the Lightspeed promissory note and an Illinois state tax receivable. Our principal liabilities are for audit and legal fees and any taxes that may be due, and employee compensation. We anticipate paying a distribution of $0.72 per share to shareholders of record as of November 10, 2010, payable on November 18, 2010, or approximately $18.1 million in the aggregate.

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

(b) Changes in Internal Control Over Financial Reporting

           There were no changes in internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           Subsequent to the September 30, 2010 date of our evaluation of the effectiveness of our disclosure controls, we completed the sale of substantially all of our assets on October 20, 2010 and our plan of dissolution became effective, which included the following key features: (1) cease our business operations, except as may be necessary to wind up our business affairs; (2) pay or make adequate provision for all of our liabilities; and (3) distribute our remaining assets to our shareholders in one or more liquidating distributions. In connection with the foregoing, substantially all of our employees accepted part-time or permanent employment with Lightspeed and are no longer employees of our Company. We currently have two employees. As a result, our controls and procedures have changed during the period in which we wind up our business affairs and distribute the net assets to our shareholders.
PART II OTHER INFORMATION

Item 1. Legal Proceedings

           We accrue for litigation matters and regulatory claims when losses become probable and reasonably estimable. We recorded an aggregate accrual of approximately $350,000 relating to our outstanding legal matters and regulatory claims as of September 30, 2010. As of the end of each applicable reporting period, we review each outstanding matter and, where it is probable that a liability has been incurred, we accrue for all probable and reasonably estimable losses. Where we are able to reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate. If we are able to reasonably estimate a range but no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we determine that an additional loss is probable but not estimable, we provide footnote disclosure to that effect.

           In December 2009, Terra Nova received a Wells Letter from NYSE Regulation ("NYSE") stating that NYSE was formally investigating whether Terra Nova had violated NYSE rules by failing to maintain adequate policies or procedures relating to four separate matters. The first relates to an incident on September 30, 2008 in which a large volume of erroneous trades were placed through an automated trading program by a Terra Nova client. NYSE alleges that Terra Nova's processes should have prevented such erroneous orders from reaching the market. The second involves a matter relating to whether Terra Nova maintained adequate policies and procedures to ensure proper marking, execution and handling of short sale orders. The third matter involves the maintenance of adequate policies and procedures to restrict wash sales and pre-arranged trades. The fourth matter involves maintaining adequate policies and procedures to prevent possibly manipulative order cancellations made by a customer. As of September 30, 2010, Terra Nova negotiated a settlement in principle of this matter and we accrued a reserve for the amount of the fine that has been agreed upon in principle.

           On October 20, 2010, we sold all of our ownership interest in Terra Nova to Lightspeed. Because of this, any fines or other liability which occurs from Terra Nova's operations that become due after the date of October 20, 2010 are not expected to affect our financial position.

Item 1A. Risk Factors

           Since the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2009, there have been no material changes to the risk factors described in Item 1A - "Risk Factors" of the Annual Report on Form 10-K for the year ended December 31, 2009, except we have added the following risk factors to address the plan of dissolution.

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

           We may continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome. We have an obligation to continue to comply with the applicable reporting requirements of the Securities and Exchange Act of 1934, as amended, which we refer to as the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our shareholders. In order to curtail expenses, we may seek relief from the SEC to suspend our reporting obligations under the Exchange Act, and ultimately to terminate the registration of our common shares. If we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our shareholders. These expenses include, among others, those costs relating to:

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

If Lightspeed fails to pay the amounts owed under the promissory note, the distributions to the shareholders will be reduced.

           If Lightspeed fails to pay all amounts due under the promissory note when due, the aggregate amount of the distributions to our shareholders could be reduced by up to $5 million. Similarly, if Lightspeed delays payment under the promissory note, distributions to the shareholders will be delayed. Our expectation is that Lightspeed will pay the amounts due under the promissory note from the release of required clearing deposits, but there can be no assurance that such payment will be made.

We may delay the distribution of some or all of the estimated amounts that we expect to distribute to shareholders to satisfy claims against and obligations of the Company that may arise during the five-year period following the effective date.

           Under the Illinois Business Corporation Act, or IBCA, unbarred claims and demands may be asserted against us at any time during the five years following the effective date of dissolution. Accordingly, the board of directors may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during the five-year period following the effective date. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to shareholders.

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

We expect to close our transfer books, which may prevent our shareholders from liquidating their holdings in our shares.

           The plan of distribution provides that we may close our share transfer books at any time after we file our articles of dissolution. Upon the closing of our transfer books, share certificates evidencing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law, and we will not issue any new stock certificates, other than replacement certificates. Accordingly, shareholders may not be able to liquidate their investment in the Company or otherwise receive value for their shares of our common stock other than through receipt of liquidating distributions pursuant to the plan of dissolution. No assurance can be given that our shareholders will receive notice of the date our transfer books closed in sufficient time, if at all, to effect a sale of their shares of our common stock.

If we fail to retain the services of certain key personnel, the plan of dissolution may not succeed.

           The success of the plan of dissolution depends in large part upon our ability to retain the services of Bernay Box, our Chairman and Chief Executive Officer and Murrey Wanstrath, our Chief Financial Officer and Chief Operating Officer. We expect them to continue to remain as employees to assist in our liquidation. Failure to retain these personnel could harm the implementation of the plan of dissolution. If we fail to retain the services of these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

The board of directors may suspend implementation of the plan of dissolution even if they are approved by the shareholders.

           If for any reason, the board of directors determines that such action would be in our best interests and the best interests of the shareholders, the board of directors may, in its sole discretion and without requiring advance shareholder approval, suspend the plan of dissolution or revoke the articles of dissolution of the Company, to the extent permitted by the IBCA. A revocation of the dissolution would result in the shareholders not receiving any liquidating distributions pursuant to the plan of dissolution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not Applicable.

(c)     In the third quarter of 2010 the Company made no common stock repurchases

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
TNFG Corporation (Registrant)

Date: November 12, 2010	By: /s/ Bernay Box
Bernay Box
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By: /s/ Murrey Wanstrath
Murrey Wanstrath Chief Financial Officer (Principal Financial Officer and Accounting Officer )