Form 10-K
period 2010-12-31
TNFG Corp
filed 2011-03-31
CIK 884892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 000-24057

TNFG CORPORATION
(Exact name of Registrant as specified in its charter)
Illinois	75-2375969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2305 Cedar Springs Rd, Suite 100 Dallas, TX 75201 (Address of Principal Executive Offices, including Zip Code)	(214) 954-0324 (Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑
        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,269,610 million based on the closing sale price of such stock as reported by the OTC Bulletin Board on June 30, 2010. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
        None

TNFG CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-K, including without limitation, statements regarding the payment of additional liquidation distributions, may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the U.S. Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TNFG Corporation and its subsidiaries, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. We caution investors that any forward-looking statements made by us are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements, include, but are not limited to, risks and uncertainties that are described in Item 1A - "Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2010.

         Although management believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any forward-looking statements. Our future financial condition, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I

Item 1. Business

Overview

        During November 2009, TNFG Corporation, formerly known as Terra Nova Financial Group, Inc. (collectively, the "Company," "TNFG," "Parent", "firm," "we," "us," or "our") determined that the capital required to operate Tradient Technologies, Inc. ("Tradient") could be better deployed in other Company operations. Therefore, the Company decided to close Tradient effective February 1, 2010. Tradient operated the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Tradient offered three proprietary trading platforms to clients, Tradient Pro, Tradient Plus, and Tradient Web that were alternatives to other third party platforms offered by the Company. Tradient was located in Chicago, Illinois. As a result of the closure of Tradient, the Company had a single reporting segment, brokerage services.

        On October 20, 2010, we completed the sale of Terra Nova Financial, LLC ("Terra Nova") to Lightspeed Financial, Inc. ("Lightspeed"), which constituted substantially all of our operating assets and liabilities, in exchange for $27.6 million in cash, $22.6 of which was paid at closing, and $5 million of which was paid tby an unsecured promissory note (the "Transaction"). The amounts owed under the promissory note, including accrued interest were paid in full on December 28, 2010. Subsequent to the Transaction, the principal assets of TNFG are the cash proceeds of the sale of Terra Nova and an Illinois state tax receivable. Our subsidiary, SC QuantNova Research SRL ("QuantNova"), which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems has been inactive since April 2010 and was wound up in February 2011. The Company is not engaged in any other operations and does not have any other operating assets.

        In contemplation of the Transaction, the Board approved the dissolution of the Company on July 2, 2010 pursuant to the Plan of Dissolution. The Plan of Dissolution was approved by our shareholders on September 15, 2010. On October 28, 2010, our articles of dissolution became effective with the Illinois Secretary of State. Also, in conjunction with the sale of Terra Nova, as a condition to the closing of the Transaction, the Company changed its name to TNFG Corporation.

        On November 2, 2010, our Board announced a liquidation distribution in the amount of $0.72 per share, which was distributed on November 18, 2010. On March 4, 2011, the Board announced a second liquidation distribution in the amount of $0.28 per share, which was paid on March 22, 2011 to shareholders of record on March 14, 2011. We intend to make at least one additional liquidating distribution to our stockholders at the conclusion of this process. The aggregate amount of distributions to our shareholders, including those distributions already made, is expected to be in the range of $1.00-$1.06, however, the actual amount and timing of future liquidating distributions cannot be determined at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of our obligations, and actual costs incurred in connection with carrying out the Plan of Dissolution.

       We had two employees immediately following the sale of Terra Nova to Lightspeed, and one employee, our Chief Financial Officer, as of December 31, 2010. Two directors resigned on November 24, 2010, leaving three remaining directors.

        Prior to the sale of Terra Nova to Lightspeed, TNFG was a holding company of businesses providing a range of products and services to trading professionals. Our primary subsidiary was Terra Nova, an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provided execution, clearing and prime brokerage services to professional traders, hedge funds and money managers. The common stock of the Company is currently quoted on the Pink Sheets under the stock symbol "TNFG."

        As a dissolved corporation, we are not allowed to carry on any business except for the purpose of winding down the business and affairs of the Company. We are in the process of discharging any remaining liabilities under dissolution procedures provided for under Illinois Business Corporation Act, referred to as the IBCA.

        Liquidation Basis of Accounting

        We began reporting on a liquidation basis of accounting on October 20, 2010 following the closing of the sale of substantially all of our assets to Lightspeed. We filed the articles of dissolution with the State of Illinois on October 28, 2010. Under the liquidation basis of accounting, the Statement of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation are the principal financial statements presented. In these statements, our assets are stated at their estimated net realizable value, which is the amount of cash into which the assets are ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amounts, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, we have established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred while we are in dissolution. Estimated future expenses primarily includes personnel costs for administrative work, fees for legal, accounting and other professional services, and corporate expenses (insurance, directors' fees and statutory fees). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.

        In the past, intellectual property, regulations and competition affected us and were reported in our public filings. As of the filing date of this document, such items are no longer applicable to the Company.

Item 1A. Risk Factors

        Risks Related to Proposed Plan of Dissolution

If our expectations regarding operating and liquidation expenses are inaccurate, the amount we distribute to our shareholders may be reduced or eliminated.

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

• We have made estimates regarding the expense of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to wind up our business and affairs. Our actual expenses could vary significantly. If the time it takes to wind up of our business takes longer than anticipated, we may incur additional expenses above our current estimates, which could substantially reduce or eliminate funds available for distribution to our shareholders.

Distributions to our shareholders could be delayed, diminished or eliminated.

        Any future distributions could be delayed, reduced or eliminated depending on many factors, including without limitation:

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

• If we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected. • If it takes longer to collect or sell our tax receivable than expected.

        Any of the foregoing could delay or substantially diminish or eliminate the amount available for distribution to our shareholders.

We may delay the distribution of some or all of the estimated amounts that we expect to distribute to shareholders to satisfy claims against and obligations of the Company that may arise during the five-year period following the effective date of dissolution.

        Under the IBCA unbarred claims and demands may be asserted against us at any time during the five years following the effective date of dissolution, which was October 28, 2010. Accordingly, the board of directors may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of the Company that may arise during the five-year period following the effective date. As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to shareholders.

If we fail to retain sufficient funds to pay our creditors, our shareholders could be held responsible for these liabilities up to the amount of any liquidating distributions they have received.

        If we fail to obtain insurance or to retain or reserve sufficient funds to pay our creditors or claimants, including for contingent claims or claims that are not known to us by the time we make final liquidating distribution to shareholders, our shareholders could be held responsible for these liabilities up to the amount distributed to them as liquidating distributions under the plan of dissolution. The potential for shareholder liability continues for unbarred claims made within five years after our articles of dissolution were filed, which was on October 28, 2010. In this event, a shareholder could be required to return all amounts received as liquidating distributions and ultimately could receive nothing under the plan of dissolution. Furthermore, an aggrieved claimant could seek to enjoin any proposed liquidating distributions to preserve assets pending resolution of the claimant's claim. For U.S. federal income tax purposes, payments made by a shareholder in satisfaction of our liabilities not covered by our cash or reserves or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such shareholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code.

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

        The success of the plan of dissolution depends in large part upon our ability to retain the services of Bernay Box, our Chairman and Chief Executive Officer and Murrey Wanstrath, our Chief Financial Officer and Chief Operating Officer. We expect them to continue to remain to assist in our liquidation. Failure to retain these personnel could harm the implementation of the plan of dissolution. If we fail to retain the services of these personnel, we will need to hire others to oversee our liquidation and dissolution, which could involve additional compensation expenses, if such other personnel are available at all.

Risks Related to our Common Stock

The ability to buy and sell shares of our common stock may be materially impaired; termination of SEC reporting obligations limits information available to shareholders.

        On January 21, 2011, we filed a Form 15 with the SEC to voluntarily deregister the Company's common stock and suspend our 2011 obligations to file periodic reports on a going-forward basis under the Securities Exchange Act of 1934, as amended. Our shareholders, therefore, will have limited public information available to them about the Company. We expect the deregistration to become effective within 90 days after filing with the SEC. As a result of this filing, the Company's common stock ceased to be eligible for trading on the OTC Bulletin Board. Although our common stock is currently quoted in the Pink Sheets, we intend to take no action to encourage or support continued trading in our shares.

Shares listed on our former registration statement on Form SB-2 (File no. 333-136194) were sold during a period utilizing the registration statement on Form SB-2 when it was not effective. Any purchaser of these shares may have rescission rights that could require us to repurchase their shares.

        Our registration statement on Form SB-2 (File no. 333-136194) was declared effective by the SEC on February 13, 2007 but was not longer effective as of November 13, 2007 because the registration statement was not properly updated with our current audited financial information. It was then properly updated and a Post-Effective Amendment No.2 to the registration statement was declared effective on February 10, 2010. Any shares offered and sold utilizing that registration statement and the related prospectus after November 13, 2007, but before the Post-Effective Amendment No. 2 was declared effective on February 10, 2010, would not comply with Section 10(a)(3) and Sections 5(b)(1) and 5(b)(2) of the Act and may be subject to rescission. We believe that 9,200 of our shares were sold pursuant to the registration statement on Form SB-2 after November 13, 2007 and before February 10, 2010 and it is possible that there were an additional 32,872 of our shares that could have also been sold during that period. In order to address this issue, if the identity of any purchasers of such shares is ascertained, we will make a rescission offer to the purchasers of these shares. If any such rescission offer is accepted we could be required to make a payment(s) to the purchaser(s) of these shares at the price of the shares on the date of the transaction plus any applicable statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the potential offerees reject the rescission offer we may continue to be liable under federal and state securities laws for such sales of shares pursuant to the registration statement on Form SB-2 since November 13, 2007 plus any statutory interest we may be required to pay. In addition, regulators could impose monetary fines or other sanctions as provided under federal or state securities laws. We filed a Post-Effective Amendment No. 4 with respect to this registration statement to terminate the effectiveness of this registration statement, which Post-Effective Amendment became effective December 14, 2010.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

        As we are no longer an operating company, the only value underlying the trading price of our common shares is the right to receive further distributions, if any, as part of the liquidation process. Because of the difficulty in estimating the amount and timing of the liquidating distributions and due to the other risk factors discussed, our common shares are likely to continue to be subject to significant volatility and may trade above or below the amount of any future liquidating distribution that may be made.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain limited office space for administrative use in connection with our liquidation process. Our principal executive offices are located 2305 Cedar Springs Rd, Suite 100 in Dallas, Texas under a month-to-month lease term.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which we are party or to which any of our property is subject. On October 20, 2010, we sold all of our ownership interest in Terra Nova to Lightspeed. Because of this, any fines or other liability which occurs from Terra Nova's operations that become due after the date of October 20, 2010 are not expected to affect our financial position.

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        Effective January 25, 2011 we were removed from the OTC Bulletin Board and are currently quoted on the Pink Sheets under the symbol "TNFG." The following table shows the reported high and low bid quotations of our common shares for each quarter as reported by the OTC Bulletin Board for the each of the quarters presented. Such over-the-counter market quotations are based on high and low bid prices and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2010	High	Low	2009	High	Low
First Quarter	$0.90	$0.50	First Quarter	$0.90	$0.50
Second Quarter	$0.94	$0.44	Second Quarter	$0.78	$0.55
Third Quarter	$0.95	$0.89	Third Quarter	$0.95	$0.47
Fourth Quarter	$1.00	$0.26	Fourth Quarter	$0.83	$0.47

Common Stock Holders

        As of March 15, 2011 there were 167 holders of stock registered with our transfer agent, Computershare Trust Company, N.A. but the majority of the of the 25,100,884 common shares outstanding are held in street name.

Dividends

        On November 18, 2010, the Company distributed to its shareholders of record as of November 10, 2010 the sum of approximately $18.1 million (or $0.72 per share) as a liquidation distribution. On March 22, 2011, the Company distributed to its shareholders of record as of March 14, 2011, the sum of approximately $7.1 million (or $0.28 per share) as a liquidation distribution. We plan to pay an additional liquidating distribution to shareholders following completion of the dissolution process, liquidation of all assets and payment of substantially all of our liabilities, although the amount and timing of this distribution has not yet been determined, and it may never be paid if liabilities exceed present estimates. The Company had not paid any dividends or other distributions with respect to its common shares prior to the liquidation distributions on November 18, 2010 and March 22, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about securities authorized for issuance under our equity compensation plans is contained in Item 12 - Security Ownership of Certain Beneficial Owners of Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

        In 2010 there were no Company sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not repurchase any shares of our common stock during the fourth quarter of 2010.

Item 6. Selected Financial Data

Not applicable for Smaller Reporting Companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        On October 20, 2010, we completed the sale of Terra Nova Financial, LLC ("Terra Nova") to Lightspeed Financial, Inc. ("Lightspeed"), which constituted substantially all of our operating assets and liabilities, in exchange for $27.6 million in cash, $22.6 of which was paid at closing, and $5 million of which was paid tby an unsecured promissory note (the "Transaction"). The amounts owed under the promissory note, including accrued interest were paid in full on December 28, 2010. Subsequent to the Transaction, the principal assets of TNFG are the cash proceeds of the sale of Terra Nova and an Illinois state tax receivable. Our subsidiary, SC QuantNova Research SRL ("QuantNova"), which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems has been inactive since April 2010 and was wound up in February 2011. The Company is not engaged in any other operations and does not have any other operating assets.

        On November 2, 2010, our Board announced a liquidation distribution in the amount of $0.72 per share, which was distributed on November 18, 2010. On March 4, 2011, the Board announced a second liquidation distribution in the amount of $0.28 per share, which was distributed on March 22, 2011 to shareholders of record on March 14, 2011. We intend to make at least one additional liquidating distribution to our stockholders at the conclusion of this process. The aggregate amount of distributions to our shareholders, including those distributions already made, is expected to be in the range of $1.00-$1.06, however, the actual amount and timing of future liquidating distributions cannot be determined at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of our obligations, the ability to collect or sell our tax receivable, and actual costs incurred in connection with carrying out the plan of dissolution.

        Prior to the sale of Terra Nova to Lightspeed, TNFG was a holding company of businesses providing a range of products and services to trading professionals. Our primary subsidiary was Terra Nova, an Illinois limited liability company, a broker-dealer registered with the SEC and a member of Financial Industry Regulatory Authority, Inc. which provides execution, clearing and prime brokerage services to professional traders, hedge funds and money managers. During November 2009 the Company determined that the capital required to operate Tradient Technologies, Inc. ("Tradient") could be better deployed in other Company operations. Therefore, the Company decided to close Tradient effective February 1, 2010. Tradient operated the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Our subsidiary, SC QuantNova Research SRL ("QuantNova"), which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems has been inactive since April 2010 and was wound up in February 2011.

        The common stock of the Company is currently quoted on the Pink Sheets under the stock symbol "TNFG."

        As a dissolved corporation, we are not allowed to carry on any business except for the purpose of winding down the business and affairs of the Company. We are in the process of discharging any remaining liabilities under dissolution procedures provided for under Illinois Business Corporation Act, referred to as the IBCA.

        Based on the Company's net asset balance as of December 31, 2010, the Company believes that it will have sufficient liquidity to fund the Company's wind down related costs and provide payment in full to its creditors. Payments during the liquidation period will be prioritized in the following hierarchy: (i) wind down related costs, including supplier costs necessary to the wind down of the business, employee obligations such as on-going salaries, fringe benefits and retention costs; (ii) income tax payments and other regulatory filing fees; (iii) payment of unsecured valid creditor claims and obligations; and (iv) distributions to shareholders.

Liquidation Basis of Accounting

        We began reporting on a liquidation basis of accounting effective close of business October 20, 2010 following the closing of the sale of substantially all of our assets to Lightspeed. We filed the articles of dissolution with the State of Illinois on October 28, 2010. Under the liquidation basis of accounting, the Statement of Net Assets in Liquidation and Statement of Changes in Net Assets in Liquidation are the principal financial statements presented. In these statements, our assets are stated at their estimated net realizable value, which is the amount of cash into which the assets are ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amount, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, we have established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred. Estimated future expenses primarily include personnel costs for administrative work, fees for legal, accounting and other professional services, and corporate expenses (insurance, directors' fees and statutory fees). These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will ultimately be realized.

Critical Accounting Policies

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the amounts reported and the disclosures made. Actual results could differ from those estimates. The following are believed to be the critical accounting policies which could have the most significant effect in determining our net assets in liquidation, changes in these net assets, as well as the results of operations presented in the consolidated financial statements.

Liquidation Accounting and Estimates Involved in Determining Accrued Liquidation Expenses

        With the authorization of the Plan of Dissolution by the Board and the completion of the Transaction, the Company adopted the liquidation basis of accounting effective as of the close of business on October 20, 2010. We filed the articles of dissolution with the State of Illinois on October 28, 2010. Under the liquidation basis of accounting, a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented. In these statements, assets are stated at their estimated net realizable value, which is the amount of cash into which the assets are ultimately expected to be converted, less any conversion costs. Liabilities are reported at their estimated settlement amounts, which is the amount of cash expected to be paid to liquidate the obligation, including any direct costs of the liquidation. Additionally, we have established a reserve for all estimated future general and administrative expenses and other costs expected to be incurred while we are in dissolution.

        Because future costs to be incurred during the dissolution period are currently not known with any degree of certainty, we have estimated these future costs in our statement of net assets in liquidation. Management is required to make significant assumptions and exercise judgment in determining estimates of future liquidation costs, which makes them significant estimates subject to change in the near term. Estimated future liquidation costs include personnel costs for administrative work, facilities including lease and other obligations, professional services expected to be used, legal and accounting costs and corporate expenses (such as insurance, directors' fees and statutory fees). In the future, the estimated realizable value of assets and liabilities may decrease or increase, so stockholders should be aware of the risks that their dissolution payments, if any, may be less than estimated in the consolidated statement of net assets in liquidation.

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

Recent Accounting Pronouncements

        We do not believe there are any recent accounting pronouncements that are likely to be material to the presentation or amounts we report in our financial statements under the liquidation basis of accounting.

Results of Operations (Going Concern Basis)

        For all periods preceding the Board authorization of the Plan of Dissolution and the closing of the sale of Terra Nova , the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical result of operations related to the Company's assets and liabilities for the period from January 1, 2010 to October 20, 2010 and the year ended December 31, 2009. Accordingly, the following discussion compares the Company's results of operations for the period January 1, 2010 through October 20, 2010 to the year ended December 31, 2009. As a result of the Transaction, the net assets and liabilities of Terra Nova have been reclassified to assets held for sale and liabilities held for sale as of December 31, 2009. Additionally, the results of operations of Terra Nova have been reclassified to be reflected as discontinued operations in the accompanying statements of operations for all periods presented.

        The Company had a net loss from continuing operations of $1.1 million for the period January 1, 2010 to October 20, 2010 as compared to a net loss from continuing operations of $2.0 million for the year ended December 31, 2009. For the period ended October 20, 2010, the Company had net income from discontinued operations of $11.9 million as compared to net loss from discontinued operations of $11.2 million for the year ended December 31, 2009. Net income was $10.8 million for the period January 1, 2010 to October 20, 2010 as compared to net loss of $13.2 million for the year ended December 31, 2009. Results for 2010 were favorably impacted by the gain recognized from the sale of Terra Nova Financial, LLC, which occurred in the current period.

Period Ended October 20, 2010 Compared to Year Ended December 31, 2009

General and Administrative Expenses

Compensation and benefits

        Compensation and benefits consists mainly of wages, payroll taxes, employee benefits, and discretionary bonuses, along with non-cash share-based compensation expense. Compensation and benefits expense declined $1.0 million for the period ended October 20, 2010 to $328,000 compared to the year ended December 31, 2009. These expenses declined due to the elimination of executive employees in 2009 and 2010. The number of our full-time employees was one as of December 31, 2010.

Professional fees

        Professional fees relate to legal and consulting fees incurred for such things as our defense against litigation, compliance with Sarbanes-Oxley requirements, shareholders meeting, multiple regulatory filings, tax and audit expenses and regulatory compliance. Professional fees decreased $117,000 to $1.3 million for the period ended October 20, 2010 compared to the year ended December 31, 2009.

Other general and administrative expenses

        Our general and administrative expenses decreased $260,000 to $63,000 for the period ended October 20, 2010 compared to the year ended December 31, 2009. The decline is primarily due to the shortened operating period.

Goodwill Impairment

        We recorded an impairment charge for our entire amount of goodwill, $7.5 million, on December 31, 2009, all of which related to the Terra Nova reporting unit which is presented as discontinued operations. As required by current accounting rules we completed an annual (or more often if circumstances require) impairment test for our goodwill and the test performed on December 31, 2009 indicated that goodwill was fully impaired.

Income Taxes

        The Company recorded an income tax benefit related to continuing operations of approximately $584,000 for the period January 1, 2010 to October 20, 2010 compared to an income tax benefit of approximately $1.1 million for twelve months ended December 31, 2009. The Company recorded an income tax benefit related to discontinued operations of approximately $718,000 for period January 1, 2010 to October 20, 2010 compared to an income tax expense of approximately $1.3 million for twelve months ended December 31, 2009. The company recorded an income tax expense related to the gain on the sale of $1.4 million for the period January 1, 2010 to October 20, 2010. During 2010, the Company utilized approximately $5million of its net deferred tax asset as the completed sale of Terra Nova Financial, LLC resulted in a gain generating taxable income, allowing the realization of certain net operating loss carryforwards that had previously been reduced by a valuation allowance and book tax differences related to goodwill and intangible assets. Additionally, during 2010, the Company recorded an income tax benefit of $1,459,024 representing a refund received as a result of filing a carryback of 2009 losses to prior years. The 2009 income tax expense consisted of $22,021 current income tax benefit and $285,000 deferred income tax expense. The 2009 current income tax benefit is due to a refund from overpayment of prior year taxes. The 2009 deferred income tax expense is a result of the increase in the Company's valuation allowance on its net deferred tax asset by $285,000 in order reduce the carrying value of the net deferred tax asset to an amount that was more-likely-than-not realizable. The carryback refunds are subject to review by the IRS for a period of three years.

Net Income (Loss) from Discontinued Operations

        Net income (loss) from discontinued operations consists of gain on the sale of Terra Nova and losses from the operations of our discontinued businesses. See Note 6 to our financial statements included in this Annual Report on Form 10-K for detail of the loss from discontinued operations.

Liquidity and Capital Resources

        We assess liquidity primarily by the cash which we believe is necessary to fund the wind-down of our operations and our remaining contractual obligations, as well as to allow for reasonable contingencies identified in the dissolution process. Short-term investments are also considered if there is a high assurance of our ability to convert them into cash. Our principal assets are cash and cash equivalents and an Illinois state tax receivable. Our principal liabilities are for accounting and legal fees and any taxes that may be due, and employee compensation.

        Based on our liquidity assessments, and following the sale of Terra Nova to Lightspeed, our Board of Directors declared a liquidation distribution of $0.72 per share, which was paid to our common shareholders on November 18, 2010. Our net assets in liquidation as of December 31, 2010 are $8.6 million, which includes estimated liquidation expenses of $1.4 million.

        On March 4, 2011, following the receipt of the $5 million owed under the promissory note and completion of the process specified under the IBCA to allow potential claims to be submitted to the Company and resolved, our Board of Directors declared an additional liquidation distribution of $0.28 per share, or $7.0 million in the aggregate, which was paid to our common shareholders on March 22, 2011. These two payments aggregated $1.00 per share, or approximately $25.1 million in the aggregate.

        Following the payment of all liabilities and creditors, the collection or sale of our state tax receivable, the filing of final tax returns and receipt of tax refunds, if any, we intend to distribute any remaining cash to our shareholders, although we have not determined the timing for this distribution. The currently estimated amount of the cash expected to be available at the conclusion of the liquidation process is approximately $1.0 to $1.6 million. In order for this amount to be ultimately distributed to our shareholders, claims would need to come in at or below our current estimates and costs of the dissolution process would need to come in at or below our current estimates. If either claims or costs are higher, shareholders would receive less, and it is possible that there could be no further distributions other than those which have already been made. In addition, such amount includes $319,143, which we estimate we can receive from the sale of our Illinois state tax receivable, and if this amount is not received as we estimate, there will be less cash available for our shareholders.

        We cannot predict the time required to complete the liquidation process. The timing will depend on how quickly we can satisfy any potential creditors and make tax filings, and the receipt of any tax refunds.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures Market Risk

Not applicable for Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-18 are filed as part of this Annual Report on Form 10-K.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2010. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

        In connection with the sale of Terra Nova to Lightspeed and the filing of the articles of dissolution on October 28, 2010, the Company terminated all of its employees, other than Murrey Wanstrath, our Chief Operating Officer and Chief Financial Officer. The responsibilities for internal control over financial reporting have been consolidated to Mr. Wanstrath and Mr. Box, our Chief Executive Officer. The Company's board of directors serves to oversee and review the Company's system of financial reporting.

        Other than those stated above, there were no changes in internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

        Our management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, following the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

        Based on such assessment the Company's management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2010.

        This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Director Since	Principal Occupation During the Last Five Years; Other Directorships
Bernay C. Box	49	2006	Mr. Box has served as a director and as Chairman of the Board since June 2006, and has served as Chief Executive Officer since December 1, 2009. Mr. Box is the founder and has been during the past five years the managing partner of Bonanza Capital, Ltd. (which we sometimes refer to as the Investment Manager), a private investment partnership he founded in 1999. Based in Dallas, Texas, the Investment Manager is a small-cap investment fund managing money for high net worth and institutional clients. Mr. Box is also the CEO and President of Bonanza Fund Management, Inc. ("BFM"). In addition, since May 2009 Mr. Box has been a member of the Board of Directors for Points International Ltd., a Canadian public company that trades on the Toronto Stock Exchange and is quoted on the OTC Bulletin Board, and currently serves as Chairman of the Board. He also serves as a member of the Human Resources and Corporate Governance Committee for that company. Mr. Box has over 20 years of investment experience and is a graduate of Baylor University.

Mr. Box was selected for the Board due to his intimate knowledge of the Company, having led a PIPE transaction in 2006 that resulted in the Company taking its present form. In addition, Mr. Box represents the Company's largest shareholder and has many years of experience investing in and guiding small companies. Mr. Box also possesses Board experience.

Charles B. Brewer (1)	62	2004	Mr. Brewer has served as a director since January 2004. Mr. Brewer serves as President and Chief Executive Officer of Senior Quality Lifestyles Corporation, a non-profit corporation that operates upscale retirement and assisted living communities in Dallas, Houston and Barton Creek, Texas. Mr. Brewer serves on the board and as chairman of each of the non-profit boards for these communities and for new communities being developed in Fort Worth and Corpus Christi, Texas. Mr. Brewer is an attorney and has served as a director of a number of publicly traded companies. He has been principally employed for most of his career in restructuring financially troubled companies on behalf of various creditor groups. Mr. Brewer served as an executive officer and as a director at Capital Gaming Corporation, and was employed during a period in which it sought to reorganize under Chapter 11 of the United States Bankruptcy Code. Mr. Brewer holds B.A. and J.D. degrees from Southern Methodist University.

Mr. Brewer brings legal expertise to the Board and has served as counsel for other publicly traded companies. He also has experience in corporate governance.

Murrey Wanstrath	37	2010	Mr. Wanstrath is our Chief Operating Officer (since September 2010) and Chief Financial Officer (since April 2009), and has served as a director since November 23, 2010. He previously also served as a director from June 2006 through May 14, 2009. Mr. Wanstrath also previously acted as the Company's interim Chief Financial Officer, Secretary and Treasurer from November 19, 2007 until May 2008 pursuant to a Services Agreement entered into by the Company and BFM. He subsequently provided financial consulting services to the Company under an Agreement entered into by the Company and Dial Capital, LLC, Mr. Wanstrath being the President of Dial Capital, LLC. Mr. Wanstrath was previously Managing Director with the Investment Manager from November 2005 through August 2008. Mr. Wanstrath was a senior equity analyst for Hibernia Southcoast Capital from October 2001 through May 2004. Mr. Wanstrath also worked as a manager in the transaction services group for Ernst & Young from January 1999 through October 2001, and from May through December of 2004. Mr. Wanstrath, CPA, has earned the Chartered Financial Analyst designation, and graduated from the University of Arkansas in Fayetteville with a Bachelor of Business Administration in Accounting. Mr. Wanstrath was appointed as a director because as the Chief Operating Officer, Chief Financial Officer and sole employee he has extensive knowledge of the Company that is valuable as it goes through dissolution. He has also previously served on the Board and therefore has experience in serving on the Board.

(1) Member of the Audit Committee

Executive Officers

        The following provides information regarding each of the Company's executive officers as of March 31, 2011.

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

        Murrey Wanstrath has served as the Company's Chief Financial Officer since April 15, 2009, the Chief Operating Officer since September 2010, and as a director since November 23, 2010. He previously also served as a director from June 2006 through May 14, 2009. Mr. Wanstrath also previously acted as the Company's interim Chief Financial Officer, Secretary and Treasurer from November 19, 2007 until May 2008 pursuant to a Services Agreement entered into by the Company and BFM. He subsequently provided financial consulting services to the Company under an Agreement entered into by the Company and Dial Capital, LLC, Mr. Wanstrath being the President of Dial Capital, LLC. Mr. Wanstrath was previously Managing Director with the Investment Manager from November 2005 through August 2008. Mr. Wanstrath was a senior equity analyst for Hibernia Southcoast Capital from October 2001 through May 2004. Mr. Wanstrath also worked as a manager in the transaction services group for Ernst & Young from January 1999 through October 2001, and from May through December of 2004. Mr. Wanstrath, CPA, has earned the Chartered Financial Analyst designation, and graduated from the University of Arkansas in Fayetteville with a Bachelor of Business Administration in Accounting.

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

         Based solely upon a review of filings with the SEC and/or written representations from certain reporting persons that no other reports were required we believe that all of our directors, executive officers and other Section 16 reporting persons complied during 2010.

Code of Ethics

         The Company has adopted a Code of Business Conduct and Ethics which was last revised as of March 2008 that applies to our executive officers and directors, including the Chief Executive Officer and Chief Financial Officer. We will provide to any person without charge, upon request, a copy of our Code of Ethics. Requests are to be made in writing by mail to: TNFG Corporation, 2305 Cedar Springs Rd, Suite 100 Dallas, TX 75201, Attention: Chief Operating Officer.

Audit Committee

         The Company has a separately designated Audit Committee, as defined in §3(a)(58)(A) of the Securities Exchange Act of 1934 (the "Exchange Act"). The current member of the Audit Committee is Director Brewer. The Board of Directors has determined that Director Brewer qualifies as an audit committee financial expert as described by Item 407(d)(5) of Regulation S-K of the Exchange Act, and that he is independent under the rules of The NASDAQ Stock Market, which the Board has adopted as its independence standards. The Board has determined that he also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 11. EXECUTIVE COMPENSATION

         Throughout this Annual Report on Form 10-K, the individuals who served as our chief executive officer and chief financial officer during fiscal 2010, as well as the other individual included in the Summary Compensation Table below, are referred to as the "named executive officers." 2010

Summary Compensation Table

         The following table shows the annual compensation earned by our named executive officers, for the fiscal years ended December 31, 2010 and. 2009.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Bernay Box	2010	--	--	--	--	--
(Chief Executive Officer	2009	--	--	--	--	--

Murrey Wanstrath (4)	2010	$185,000	$150,000	--	$33	$335,033
(Chief Operating Officer and Chief Financial Officer)	2009	$127,542	--	$50,253	$18,798	$196,593

Raymond Burley (5)	2010	$138,542	--	--	$4,585	$143,127
(Former President of Terra Nova Financial, LLC)	2009	$175,000	--	$28,477	$6,636	$210,113

(1)	The compensation included in the table above for Mr. Burley includes compensation for his services to our subsidiaries. He was no longer under our employment after the completion of the sale of Terra Nova on October 20, 2010.

(2)	Represents the aggregate grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the assumptions used to value these awards.

(3)	The amounts shown in this column consist of the following components:

Name	Year	Company 401k Match (a) ($)	Director Fees(b)	Life Insurance Premiums Paid by Company ($)	Total ($)

Murrey Wanstrath	2010	--	--	$33	$33
	2009	--	$18,750	$48	$18,798

Raymond Burley	2010	$4,555	--	$30	$4,585
	2009	$6,600	--	$36	$6,636

(a)	Represents matching contributions to the 401k account under the Company's defined contribution 401k plan of each named executive officer. See the description of the plan in "Retirement Plans" below for more information.

(b)	Represents director fees received for serving as a director through May 14, 2009. Mr. Wanstrath received only the listed fees, and no equity awards or other incentive awards for service as a director in 2009 and received no fees for serving as a director in 2010.

(4)	Mr. Wanstrath became Chief Financial Officer on April 15, 2009 and Chief Operating Officer on September 14, 2010 and a director on November 23, 2010. He served as a director from June 2006 through May 14, 2009. Fees he received for serving as director in 2009 are listed in "All Other Compensation". He received no fees for serving as a director in 2010.

(5)	Mr. Burley ceased being an employee of the Company upon the sale of Terra Nova to Lightspeed.

         We entered into an oral services agreement approved by the Board and the Compensation Committee with Mr. Wanstrath, our Chief Financial Officer and Chief Operating Officer, in November 2010 under which he is to oversee and ensure that the dissolution of the Company is done in a timely and efficient manner to provide the greatest return possible to the Company's shareholders. Under the services agreement he is to receive an incentive cash bonus of 15% of proceeds distributed to shareholders over $1.00 per share, with the bonus not to exceed $250,000. The Board and Compensation Committee also approved a cash bonus to Mr. Wanstrath in the amount of $150,000 in 2010 for the successful completion of the sale to Lightspeed. The Board and Compensation Committee also agreed to continue Mr. Wanstrath's current salary of $185,000 through April 30, 2011. There were no other bonuses granted in 2010 to any of our named executive officers.

         Bernay Box, our Chairman and Chief Executive Officer, does not receive compensation for serving as our Chief Executive Officer. The compensation of Mr. Burley was determined by the Board. Mr. Burley was an employee at will and did not have an employment agreement.

         All other employees of the Company prior to the closing of the Transaction were employed at will with no specific or non-standard employment agreement. The Board had delegated authority to our management regarding matters related to the compensation of the Company's other employees prior to the closing of the Transaction, which would be reviewed by the Compensation Committee or Board.

         Our 2005 Long-Term Incentive Plan was originally approved by our shareholders in June 2005 and was subsequently amended in May 2007 to consolidate the Long-Term Incentive Plan with other prior stock-based plans in order to streamline the time and costs associated with administrating such prior plans. The Long-Term Incentive Plan provides that key employees, consultants and non-employee directors of the Company may be granted (i) incentive and non-qualified options to acquire shares of the Company's common stock, (ii) performance based awards, (iii) shares of restricted common stock, (iv) stock appreciation rights and (v) "phantom" stock awards. As of December 31, 2010, 2,536,347 stock options were authorized for issuance under the Long-Term Incentive Plan, 72,000 options were outstanding, and 2,464,347 were available for grants under the plan. No options were granted in 2010 and we do not intend to grant any additional options under the Long-Term Incentive Plan.

         The Company adopted the 2006 Warrant Incentive Plan in May 2006 to provide for the grant of warrants to encourage certain employees and directors of the Company to acquire a proprietary interest in the Company and to share in the future success of the Company's business, to attract and retain outstanding management personnel and directors and to promote a close identity of interests between the Company's employees and directors and the Company's shareholders. As of December 31, 2010 3,500,000 warrants were authorized for issuance under the Warrant Incentive Plan, no warrants were outstanding, and 3,500,000 were available for grant under the plan. No warrants were issued in 2010, and we do not intend to issue any additional warrants under the Warrant Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End 2010

         There were no outstanding equity awards, vested or unvested, for any named executive officer as of the end of fiscal year 2010.

Retirement Plans

         Prior to the closing of the Transaction, the Company provided retirement benefits to eligible employees (including the named executive officers) through a defined contribution 401k plan (which we sometimes refer to as the 401k Plan). All employees were eligible to enroll in the 401k Plan provided they were the age of twenty-one and had completed thirty days of employment with the Company. The Company made a matching contribution each pay period. The participants' salary deferrals up to 6% were matched by the Company at 50%. The Company match was subject to the following vesting schedule: 20% vested after two years and an additional 20% vests each subsequent year, with full vesting achieved after six years of employment. The plan was terminated on October 21, 2010 and all amounts that were unvested under the 401k Plan for the employees of Terra Nova became vested as of October 21, 2010.

Risk Considerations in our Compensation Program

         We have historically structured the compensation of management, other than our current Chief Executive Officer who does not receive compensation for his services, to consist of both fixed and variable compensation. The fixed (or salary) portion of compensation is designed to provide a steady income so executives did and do not feel pressured to focus exclusively on short term gains. The variable (cash bonus and equity awards) portions of compensation were and are designed to reward both individual performance and overall corporate performance. Our sole employee is also currently compensated both with a variable component (cash bonus) that is objectively determinable and a fixed salary. We believe that our policies, including the compensation currently being paid to Mr. Wanstrath, does not encourage excessive risk taking.

Director Compensation

         Since December 2007, the amount payable to non-employee directors for serving on the Board is an annual fee of $15,000. In addition, non-employee directors are entitled to receive a fee of $1,250 for each Board and committee meeting attended. Directors who are appointed at a date other than the Annual Meeting were entitled to receive a pro rata portion of the annual director compensation. Mr. Box waived his right to receive any compensation for serving on the Board in 2010.

         The following table sets forth the compensation paid to each of our directors who is not also a named executive officer for the year ended December 31, 2010.

Director Compensation for Fiscal Year 2010

Director	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Gayle C. Tinsley (1)	18,750	100	18,850

Charles B. Brewer	30,000	--	30,000

Russell N. Crawford (2)	30,000	--	30,000

Stephen B. Watson (2)	26,250	--	26,250

(1)	Mr. Tinsley ceased being a director upon his death on June 25, 2010. The amount under "All Other Compensation" represents the charitable contribution made by the Company in his honor upon his death.
(2)	Messrs. Crawford and Watson resigned their directorships on November 24, 2010.

Set forth below is the total number of stock option awards outstanding for each of the named non-employee directors as of December 31, 2010. All such awards are fully vested. There were no unvested stock awards outstanding for any of the directors as of December 31, 2010.

Director	Number of Stock Options Outstanding as of December 31, 2010
Gayle C. Tinsley	--

Charles B. Brewer	1,000

Russell N. Crawford	--

Stephen B. Watson	1,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our employee equity compensation plans information at December 31, 2010:

	(a)	(b)	(c)
Equity Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	72,000	$1.71	5,964,346

Equity compensation plans not approved by security holders	-	-	-
Total	72,000	$1.71	5,964,346

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth information, as of March 15, 2011 unless otherwise specified, concerning:

•	beneficial ownership of our common stock by (1) Bonanza Master Fund, Ltd. Liquidating Trust, (2) Wellington Management Company, LLP, referred to as "Wellington Management", (3) FVP Master Fund, L.P., and (4) Charles M. Almond, Trustee for the Almond Family 2001 Trust, which are to the Company's knowledge the only beneficial owners of 5% or more of our common stock; and

•	beneficial ownership of our common stock by (1) all of our current directors, (2) those executive officers, referred to as the "named executive officers" in the Summary Compensation Table included in this Annual Report on Form 10-K, and (3) all of our current directors and executive officers together as a group.

         The number of shares beneficially owned by each entity, person, current director, or named executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire within 60 days after the date of this table, through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse or dependent children within his or her household, with respect to the shares set forth in the following table. Unless otherwise indicated, the address for all current executive officers and directors is c/o TNFG Corporation, 2305 Cedar Springs Rd, Suite 100 Dallas, TX 75201.

 We have relied upon the filings made with the SEC by the beneficial owners named in this table.

Equity Ownership of Certain Beneficial Owners
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Class

Bonanza Master Fund, Ltd. Liquidating Trust 3109 Knox Street, #415 Dallas, TX 75205	8,743,074 (1)	34.8%

Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	3,209,535 (2)	12.8%

FVP Master Fund, L.P. 551 Fifth Ave. 36th Floor New York, New York 10176	2,823,036 (3)	11.2%

Charles M. Almond Trustee for the Almond Family 2001 Trust P.O. Box 2100 Mill Valley, California 94941	1,300,000(4)	5.2%

(1)	Bonanza Master Fund, Ltd. Liquidating Trust is a trust formed under the laws of the Cayman Islands. The Company has been informed that the voting and dispositive powers are held by Bernay Box, the Chairman of our Board and our Chief Executive Officer. Includes warrants to purchase 50,000 shares of our common stock, which are currently exercisable.

(2)	According to a Schedule 13G/A filed with the SEC on February 14, 2011, Wellington Management currently shares power to vote or direct the vote of 2,859,568 shares of our common stock owned of record by clients of Wellington Management and shares power to dispose or direct the disposition of 3,209,535 shares of our common stock owned of record by clients of Wellington Management.

(3)	According to a Schedule 13G/A filed with the SEC on January 11, 2011, FVP Master Fund, L.P., a Cayman Islands exempted limited partnership (the "Fund"), reports shared voting and dispositive power over the 2,823,036 common shares. Firefly Value Partners, LP, the investment manager of the Fund ("Firefly Partners"), FVP GP, LLC ("FVP GP"), the general partner of the Fund, Firefly Management Company GP, LLC, the general partner of Firefly Partners ("Firefly Management"), and Messrs. Ryan Heslop and Ariel Warszawski, the managing members of FVP GP and Firefly Management, may be deemed to share with the Fund voting and dispositive power with respect to such 2,823,036 shares in the aggregate owned by the Fund.

(4)	This information was obtained from a Form 13D filed with the SEC on March 9, 2010 on behalf of Charles Almond, Trustee for the Almond Family 2001 Trust. According to the Form 13D, Charles Almond, as trustee for the Almond Family 2001 Trust, has sole power to vote or direct the vote of and to dispose or direct the disposition of the 1,300,000 shares of our common stock beneficially owned by it.

Equity Ownership of Directors and Management

Name	Number of Shares Beneficially Owned	Approximate Percent of Class

Raymond Burley	11,087	*

Charles B. Brewer	5,881 (1)	*

Murrey Wanstrath	19,565	*
		*
Bernay Box	8,743,074 (2)	34.8%

Current Officers and Directors as a group (7 persons)	8,779,607 (3)	34.9%

*Percentage of shares beneficially owned does not exceed 1% of the outstanding common stock.

(1)	Includes shares underlying currently exercisable options to purchase 1,000 shares of our common stock, which are exercisable at an exercise price of $3.80 per share.

(2)	See note (1) to the foregoing table. Mr. Box may be deemed a beneficial owner of the securities held by Bonanza Master Fund, Ltd. Liquidating Trust by virtue of his role as the trustee of the Bonanza Master Fund, Ltd. Liquidating Trust.

(3)	Includes 51,000 vested options and warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

         Since January 1, 2009, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions required to be disclosed under the rules and regulations of the SEC, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the years ended December 31, 2010 and 2009 and in which any director, executive officer, holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Director Independence

         As of November 24, 2010, the Board consisted of Bernay Box, Charles B. Brewer and Murrey Wanstrath. The Board has affirmatively determined that Mr. Brewer has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an "independent director" as defined in the rules of The NASDAQ Stock Market. During 2010, Russell N. Crawford, Gayle C. Tinsley and Stephen B. Watson also served as directors, and the Board determined that they were independent as defined in the rules of The NASDAQ Stock Market. With respect to the determination of the independence of our directors, the Board has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the Securities and Exchange Commission and The NASDAQ Stock Market rules. In determining the independence of our directors, the Board considered whether there were any transactions or relationships between directors, their organizational affiliations or any member of their immediate family, on the one hand, and us, our subsidiaries, our affiliates and our executive management, on the other hand. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

         Prior to November 24, 2010, the Board of Directors had established three standing committees: Audit Committee, Compensation and Management Development Committee, and a Nominating and Corporate Governance Committee. Each member of these committees in 2010 (Messrs. Watson and Crawford served on the Compensation and Management Development Committee, Messrs. Brewer and Crawford on the Audit Committee, and Messrs. Brewer, Crawford and Watson on the Nominating and Corporate Governance Committee) met the independence standards set forth under the NASDAQ listing standards. These functions, other than the Audit Committee, to the extent applicable, have been assumed directly by the Board. Messrs. Box and Wanstrath are not independent under the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the aggregate fees billed during the years ended December 31, 2010 and 2009, for audit, audit-related, tax and other services rendered by BKD, LLP and KBA GROUP LLP:

	2010	2009	2009

	BKD	BKD	KBA

Audit Fees	$214,350	$226,008	--

Audit-Related Fees	--	--	--

Tax Fees	$54,793	$61,640	$18,295

All Other Fees	--	--	--

Total	$269,143	$287,648	$18,295

Audit Fees

         This category consists of the aggregate fees for professional services performed by BKD or KBA for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by BKD in connection with statutory and regulatory filings or engagements for both 2010 and 2009.

Audit-Related Fees

         This category consists of the aggregate fees for assurance and related services provided by BKD that are reasonably related to the performance of an audit or review of our financial statements and are not reported above under "Audit Fees".

Tax Fees

         This category consists of professional services for tax compliance, tax advice and tax planning to the Company during 2010 and 2009.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed as part of this Annual Report on Form 10-K:

(a)(2) Financial Statement Schedules

        Not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(a)(3) Exhibits.

EXHIBITS INDEX

Exhibit No.	Description

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Purchase Agreement between TNFG Corporation and Lightspeed Financial, Inc. dated June 16, 2010 (incorporated herein by reference to Exhibit 2.1 of TNFG Corporation Current Report on Form 8-K dated June 16, 2010).

2.2	Plan of Dissolution (incorporated herein by reference to Annex B of TNFG Corporation definitive proxy statement on schedule 14A filed with the SEC on August 9, 2010).
Articles of Incorporation and By-Laws.

3.1	Amended Restated Articles of Incorporation of Terra Nova Newco, Inc., dated June 9, 2008 (incorporated herein by reference to exhibit 3.1 of TNFG Corporation Current Report on Form 8-K dated June 9, 2008 filed with the SEC on June 10, 2008).

3.2	Articles of Amendment filed October 20, 2010.

3.2	Bylaws of TNFG Corporation, as amended (incorporated herein by reference to Exhibit 3.2 of TNFG Corporation's Current Report on Form 8-K dated June 9, 2008 filed with the SEC on June 10, 2008).

Material Contracts.

10.1	License Agreement, between Townsend Analytics, Ltd. and Terra Nova Financial, LLC entered into as of February 1, 2008 (incorporated herein by reference to Exhibit 10.1 of TNFG Corporation Current report on Form 8-K dated March 20, 2008).

10.2	Amendment to License Agreement, between Townsend Analytics, Ltd. and Terra Nova Financial, LLC dated February 5, 2010 (incorporated herein by reference to Exhibit 10.1 of TNFG Corporation Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010)

10.3	Securities Purchase Agreement, dated as of March 15, 2006, by and between Rush Financial Technologies, Inc. and each purchaser party thereto (incorporated herein by reference to Exhibit 10.23 of TNFG Corporation's Current Report on Form 8-K dated March 30, 2006 and filed with the SEC on April 3, 2006).

10.4*	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 of TNFG Corporation's Annual Report on Form 10-KSB dated December 31, 2007 and filed with the SEC on April 8, 2008).

10.5*	2005 Long-Term Equity Incentive Plan of Rush Financial Technologies, Inc. entered into as of June 15, 2005 (incorporated herein by reference to Exhibit B of Rush Financial Technologies, Inc. Proxy Statement on Schedule 14A, filed with the SEC on May 12, 2005).

10.6*	Amendment No. 1 to 2005 Long-Term Equity Incentive Plan of TNFG Corporation (incorporated herein by reference to Exhibit 4.3 of TNFG Corporation's Registration Statement on Form S-8 filed with the SEC on November 28, 2007).

10.7*	2006 Warrant Incentive Plan of Rush Financial Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 of TNFG Corporation's Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.8*	Form of Common Stock Purchase Warrant granted under Warrant Incentive Plan (incorporated herein by reference to Exhibit 10.10 of TNFG Corporation's Annual Report on Form 10-K dated December 31, 2009 and filed with the SEC on March 30, 2010).

10.9	Registration Rights Agreement dated as of March 15, 2006, among Rush Financial Technologies, Inc., a Texas corporation ,and the purchasers signatory, thereto (incorporated herein by reference to Exhibit 10.24 of TNFG Corporation Registration Statement on Form SB-2/A filed with the SEC on December 27, 2006).

10.10*	Terms of oral Services Agreement between Murrey Wanstrath and the Company.

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended)

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer and the Chief Financial Officer of TNFG Corporation.

*Management contract or compensatory plan or arrangement.

(b) Exhibits. See attached Exhibits Index in this Part IV, Item 15(a)(3) above.

(c) None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

TNFG Corporation

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

        Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

/s/ Bernay Box	Chairman of the Board and	March 31, 2011
Bernay Box	Chief Executive Officer
(Principal Executive Officer)

/s/ Murrey Wanstrath	Chief Financial Officer and Director	March 31, 2011
Murrey Wanstrath	(Principal Financial and Accounting Officer)

/s/ Charles B. Brewer	Director	March 31, 2011
Charles B. Brewer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
TNFG Corporation
Dallas, TX

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of TNFG Corporation and subsidiaries (the "Company"), as of December 31, 2010, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from October 20, 2010 to December 31, 2010. We have also audited the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from January 1, 2010 to October 20, 2010 and the year ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of TNFG Corporation approved a plan of liquidation on September 15, 2010. As a result, the Company changed its basis of accounting effective October 20, 2010, from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of TNFG Corporation as of December 31, 2010, the changes in net assets in liquidation (liquidation basis) for the period from October 20, 2010 to December 31, 2010, the financial position as of December 31, 2009, and the results of its operations and its cash flows for the period from January 1, 2010 to October 20, 2010 and for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ BKD, LLP

Dallas, Texas
March 31, 2011

TNFG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUDATION
(LIQUIDATION BASIS)
December 31, 2010
ASSETS
Cash and cash equivalents	$9,671,059
Income tax receivable	319,143
Other assets	30,000
Total assets	10,020,202

LIABILITIES AND NET ASSETS IN LIQUIDATION
Accrued liquidation costs	1,412,102
Income tax liability	25,000
Accounts payable and accrued expenses	30,873
Total liabilities	1,467,975
Net assets in liquidation	$8,552,227

Number of common shares outstanding	25,100,884

Net assets in liquidation per share	$0.33

See accompanying notes

TNFG CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE PERIOD OCTOBER 20, 2010 to DECEMBER 31, 2010
(LIQUIDATION BASIS)

Shareholders' equity at October 20, 2010 (going concern basis)	$29,037,505
Liquidation basis adjustments upon adoption:
Adjust assets to net realizable value	(319,142)
Accrue estimated liquidation costs	(2,093,500)

Net assets in liquidation at October 20, 2010	26,624,863
Distribution to shareholders	(18,072,636)
Net assets in liquidation at December 31, 2010	$8,552,227

See accompanying notes

TNFG CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)

December 31, 2009
ASSETS
Cash and cash equivalents	$170,382
Income tax receivable	738,285
Deferred income taxes, net	1,499,761
Other assets	54,498
Assets held for sale	177,390,728

Total assets	$179,853,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$274,630
Liabilities held for sale	161,397,219

Total liabilities	161,671,849

Commitments and contingencies

Shareholders' equity
Common stock; $0.01 par value; 150,000,000 shares authorized; 25,482,942 shares issued and 25,054,508 shares outstanding	254,829
Treasury stock, common, at cost; 428,434 shares	(272,056)
Additional paid-in capital	52,132,836
Accumulated deficit	(33,933,804)

Total shareholders' equity	18,181,805

Total liabilities and shareholders' equity	$179,853,654

See accompanying notes

TNFG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

	For the Period January 1, 2010 to October 20, 2010	For the Year Ended December 31, 2009
Revenues	$-	$-

Costs and expenses
General and administrative expenses	1,738,895	3,110,059
Operating loss	(1,738,895)	(3,110,059)

Other income
Interest income	21,552	15,000

Loss from continuing operations before income taxes	(1,717,343)	(3,095,059)

Income tax benefit	583,897	1,052,320

Loss from continuing operations	(1,133,446)	(2,042,739)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiary	13,282,388	-
Loss from discontinued operations	(1,393,843)	(11,168,467)
	11,888,545	(11,168,467)

Net income (loss)	$10,755,099	$(13,211,206)

Net income (loss) per common share - basic and diluted
Continuing operations	$(0.05)	$(0.08)
Discontinued operations	0.47	(0.44)
	$0.42	$(0.52)

Weighted average common shares outstanding
Basic and diluted	25,100,884	25,259,530

See accompanying notes

TNFG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (GOING CONCERN BASIS)

	Common Stock		Treasury	Additional	Accumulated
	Shares	Amount	Stock	Paid-in Capital	Deficit	Total
Balance at December 31, 2008	25,482,942	$254,829	$-	$52,005,418	$(20,722,598)	$31,537,649
Purchase of treasury stock	-	-	(272,056)	-	-	(272,056)
Share-based compensation	-	-	-	127,418	-	127,418
Net loss	-	-	-	-	(13,211,206)	(13,211,206)
Balance at December 31, 2009	25,482,942	254,829	(272,056)	52,132,836	(33,933,804)	18,181,805
Share-based compensation	-	-	-	97,935	-	97,935
Exercise of Options	-	-	29,449	(26,783)	-	2,666
Net income	-	-	-	-	10,755,099	10,755,099
Balance at October 20, 2010	25,482,942	$254,829	$(242,607)	$52,203,988	$(23,178,705)	$29,037,505

See accompanying notes

TNFG CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

	For the Period January 1, 2010 to October 20, 2010	For the Year Ended December 31, 2009
Cash flows from operating activities
Net income (loss)	$10,755,099	$(13,211,206)
Less:Gain on sale of subsidiary, net of tax	(13,282,388)	-
Loss from discontinued operations, net of tax	1,393,843	11,168,467
Loss from continuing operations	(1,133,446)	(2,042,739)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in)operating activities:
Share-based compensation	97,935	127,418
Deferred income taxes	1,499,761	285,000
Gain on extinguishment of liabilities	-	(75,537)
Loss on write-off of assets	-	49,999
Changes in operating assets and liabilities:
Decrease in income tax receivable	100,000	707,979
Decrease in other assets	(7,330)	49,293
Increase (decrease) in accounts payable and accrued expenses	(181,780)	77,939
Increase in income tax liability	25,000	-

Net cash provided by (used in) operating activities - continuing operations	400,140	(820,648)
Net cash provided by operating activities - discontinued operations	330,314	1,710,279
Net cash provided by operating activities	730,454	889,631

Cash flows from investing activities
Proceeds from sale of subsidiary assets	22,600,000	-

Net cash provided by investing activities - continuing operations	22,600,000	-
Net cash (used in) investing activities - discontinued operations	(48,259)	(531,963)
Net cash provided by (used in) investing activities	22,551,741	(531,963)

Cash flows from financing activities
Purchase of treasury stock	-	(272,056)
Proceeds from exercise of stock options	2,666	-

Net cash provided by (used in) financing activities - continuing operations	2,666	(272,056)
Net cash provided by (used in) financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	2,666	(272,056)

Net increase in cash and cash equivalents	23,284,861	85,612
Cash and cash equivalents at beginning of period	170,382	84,770
Cash and cash equivalents at end of period	$23,455,243	$170,382

Supplemental cash flow information:
Income tax refund received	$1,559,024	$696,322

See accompanying notes

TNFG CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Plan of Dissolution and Basis of Presentation

           On October 20, 2010, TNFG Corporation, formerly known as Terra Nova Financial Group, Inc. (the "Company," "TNFG," "Parent", "firm," "we," "us," or "our"), completed the sale of Terra Nova Financial, LLC ("Terra Nova") to Lightspeed Financial, Inc. ("Lightspeed"), which constituted substantially all of our operating assets and liabilities, in exchange for $27.6 million, $22.6 million of which was paid at closing and $5 million of which was paid through the issuance of an unsecured promissory note (the "Transaction"). The promissory note plus accrued interest was paid in full on December 28, 2010. Subsequent to the Transaction, the principal assets of TNFG consist of cash proceeds from the sale of Terra Nova and an Illinois state tax receivable. Our subsidiary, SC QuantNova Research SRL ("QuantNova"), which was based in Bucharest, Romania and provided software development, architecture and engineering for back office clearing systems, has been inactive since April 2010 and was wound up in February 2011. The Company closed its subsidiary Tradient Technologies, Inc. ("Tradient") effective February 1, 2010. The Company is not engaged in any other operations and does not have any other operating assets. In contemplation of the Transaction, the Board approved the dissolution of the Company pursuant to the Plan of Dissolution on July 2, 2010. The Plan of Dissolution was approved by our shareholders on September 15, 2010. On October 28, 2010, our articles of dissolution became effective with the Illinois Secretary of State. On November 1, 2010, our Board announced a liquidation distribution in the amount of $0.72 per share, which was distributed on November 18, 2010. Also, in conjunction with the sale of Terra Nova, as a condition to the closing of the Transaction, the Company changed its name to TNFG Corporation.

Liquidation Basis of Accounting

           With the authorization of the Plan of Dissolution by the Board and the completion of the Transaction, the Company adopted the liquidation basis of accounting effective as of the close of business on October 20, 2010. Under the liquidation basis of accounting, a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation are the principal financial statements presented. In these statements, assets are stated at their estimated net realizable value liabilities are stated at their estimated settlement amounts, and estimated costs expected to be incurred through the liquidation date are accrued. Estimated liquidation costs include future general and administrative expenses and other costs expected to be incurred while we are in dissolution and primarily consist of personnel costs related to overseeing the liquidation and other administrative services, fees for legal, accounting and other professional services and corporate expenses (insurance, directors' fees and statutory fees). These estimates are periodically reviewed and adjusted as appropriate. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts, and estimates of expected liquidation costs represent significant estimates which require management's judgment and are based on present facts and circumstances associated with carrying out the Plan of Dissolution. The actual values received or settled in dissolution are expected to differ from the estimates of assets and liabilities because of the inherent uncertainty that exists and will be greater than or less than the amounts recorded. Such differences may be material. In particular, estimates for expected liquidation costs will vary with the length of time the Company operates under the Plan of Dissolution.

            Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on October 20, 2010 were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2010. The majority of net assets in liquidation at December 31, 2010, other than a state tax receivable, are highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value.

Transition to Liquidation Basis of Accounting

            The transition from the going concern basis of accounting to the liquidation basis of accounting required management to make significant estimates and judgments. The recording of assets at estimated net realizable value and liabilities at estimated settlement amounts under the liquidation basis of accounting required the Company to record the following adjustments as of close of business October 20, 2010, the date of adoption of the liquidation basis of accounting:

Adjustment of asset	Amount

State of IL Tax Receivable Adjustment	$319,413

            The value of the tax receivable was reduced by approximately 50% of the stated value due to the Company no longer being a going concern shortening the time horizon it has to ultimately collect the receivable.

            The following presents the expected liquidation costs accrued upon the adoption of the liquidation basis of accounting on October 20, 2010, and recorded payments made related to accrued liquidation costs from October 20, 2010 to December 31, 2010:
	October 20, 2010	Adjustment to Reserves	Payments	December 31, 2010
Accrued Liquidation Costs
Payroll related costs	$573,500	$-	$(386,357)	$187,143
Outside services	705,000	-	(58,326)	646,674
Other	815,000	-	(236,715)	578,285
Total	$2,093,500	$-	$(681,398)	$1,412,102

Going Concern Basis of Accounting

            For all periods preceding the closing of the Transaction on October 20, 2010, the Company's financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company's assets and liabilities for the period from January 1, 2010 to October 20, 2010 and the year ended December 31, 2009.

Note 2 - Summary of Significant Accounting Policies

(a) Consolidation Policy

            The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. As a result of the Transaction, the net assets and liabilities of Terra Nova have been reclassified to assets held for sale and liabilities held for sale as of December 31, 2009. Additionally, the results of operations of Terra Nova have been reclassified to be reflected as discontinued operations in the accompanying statements of operations for all periods presented.

(b) Fair Value of Financial Instruments

            The carrying amounts of the Company's short term financial instruments, which consist of cash and cash equivalents and accounts payable and accrued expenses approximate their fair value due to their short term nature.

(c) Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported financial statement amounts and disclosures. Actual amounts could differ from those estimates.

(d) Cash and Cash Equivalents

            The Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents. Cash and cash equivalents consist primarily of cash held in liquid commercial bank accounts paying a "money market" rate of interest.

(e) Impairment of Long-Lived Assets

            Under the going concern method of accounting, long-lived assets were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the year ended December 31, 2009, the Company recorded an impairment loss on long-lived assets of $1,584,013 related to assets of discontinued operations.

(f) Goodwill

            Under the going concern method of accounting, the Company tested goodwill for impairment annually on December 31 or more frequently if impairment indicators arose. The first step of this process was to identify potential goodwill impairment by comparing the fair value of the reporting unit to its carrying value. The Company estimated fair value using a combination of the market price of the Company's common equity and discounted future cash flows. If the fair value was less than carrying value the Company would complete step two in the impairment review process which measured the amount of goodwill impairment. The results of the December 31, 2009 goodwill impairment test indicated that goodwill was fully impaired. Accordingly, the Company recorded a goodwill impairment loss of $7,501,408 in 2009, all of which related to the Terra Nova reporting unit which is presented as discontinued operations.

(g) Share-Based Compensation

            Share-based compensation is recorded based on the grant date fair value of awards over their respective requisite service periods less estimated forfeitures.

(h) Income Taxes

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

Note 3 - Goodwill Impairment

            The changes in the carrying value of goodwill for the year ended December 31, 2009 is as follows:

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

           For the period January 1, 2010 to October 20, 2010 and the year ended December 31, 2009, the components of basic and diluted weighted average shares outstanding are as follows:

	For Period Ended October 20,	For the Twelve Months Ended December 31,
	2010	2009
Weighted average shares outstanding - Basic	25,100,884	25,259,530
Weighted average shares outstanding - Diluted	25,100,884	25,259,530

           Common stock equivalents totaling 236,957 and 17,734,110 for the period from January 1, 2010 to October 20, 2010 and the year ended December 31, 2009, respectively, were excluded from the calculation of diluted EPS as their effect would have been anti-dilutive.

Note 5 - Capitalization

Stock Repurchase Program

           On May 1, 2009 the Company's Board of Directors authorized the Company's management to pursue repurchases of the Company's stock at the discretion of the management. This authorization allowed management to purchase up to $3,000,000 of stock under the safe harbor guidelines of and pursuant to the requirements of SEC Rule 10b-18. This authorization granted discretion to the Company's management to execute the repurchase program and there is no requirement to purchase any minimum number of shares. The Company repurchased a total of 428,434 shares of common stock for $272,056 during 2009. The repurchased shares were included in treasury stock. The repurchase program ended on April 30, 2010 and no shares were repurchased during 2010.

Non-employee Warrants

           Non-employee warrants outstanding as of December 31, 2010 totaled 236,957 with a weighted average exercise price of $2.51. During 2010 and 2009 no non-employee warrants were granted or exercised. Following notice to the warrant holders and the closing of the transaction, 13.5 million non-employee warrants were cancelled in accordance with their terms.

           A summary of non-employee warrant activity for years ended December 31, 2010 and 2009 is presented below:

Non-Employee Warrants	Non-Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)		Aggregate Intrinsic Value
Balance at December 31, 2008	14,384,200	$2.93	2.28		$-
Granted	-	-	-		-
Exercised	-	-	-		-
Cancelled	(670,364)	2.14	-		-
Balance at December 31, 2009	13,713,836	$2.81	1.35	$
Granted	-	-	-		-
Exercised	-	-	-		-
Cancelled	(13,476,879)	2.76	-		-
Balance at December 31, 2010	236,957	$2.51	0.15		$-
Warrants exercisable at December 31, 2010	236,957	$2.51	0.15		$-

Note 6 - Discontinued Operations

           During November 2009 the Company determined that the capital required to operate Tradient Technologies, Inc. ("Tradient") could be better deployed in other Company operations. Therefore, the Company decided to close Tradient effective February 1, 2010. Tradient operated the Company's proprietary technology development activities, building applications for electronic trade execution, order routing and clearing. Tradient offered three proprietary trading platforms to clients, Tradient Pro, Tradient Plus, and Tradient Web that were alternatives to other third party platforms offered by the Company. Tradient was located in Chicago, Illinois and was included in software services segment. As a result of the closure of Tradient, the Company had a single reporting segment, brokerage services, and therefore, segment reporting was no longer applicable. In connection with the anticipated closing of Tradient and lack of future revenue streams related to this reporting unit, the Company determined that the carrying value of certain Tradient long-lived assets were not recoverable. Accordingly, the Company recorded losses on impairment of capitalized software development costs totaling $477,386 and losses on impairment of property and equipment totaling $173,599 for the year ended December 31, 2009.

           In April 2010, the Company ceased the operations of QuantNova which had provided software development, architecture and engineering for back office clearing systems.

           On October 20, 2010, the Company completed the sale of Terra Nova Financial, LLC ("Terra Nova") to Lightspeed Financial, Inc. ("Lightspeed"), in which Lightspeed acquired substantially all assets and assumed substantially all liabilities of Terra Nova in exchange for $27.6 million, $22.6 million of which was paid at closing, and $5 million of which was paid through the issuance of an unsecured promissory note (the "Transaction"). The amounts owed under the promissory note, including accrued interest were paid in full on December 28, 2010. The Company recorded a gain on the sale of $14.7 million and tax expense related to the sale of $1.4 million. The Company's tax expense from this transaction is less the expected tax computed by applying the federal statutory tax rate as a portion of the gain is expected to be offset by the Company's existing net operating loss carry forwards.

           As a result of the Transaction, the net assets and liabilities of Terra Nova have been reclassified to assets held for sale and liabilities held for sale as of December 31, 2009. Additionally, the results of operations of Terra Nova have been reclassified to be reflected as discontinued operations in the accompanying statements of operations for all periods presented.

           The following is a summary of assets and the liabilities held for sale at December 31, 2009:

December 31, 2009
Cash and cash equivalents	$1,687,289
Cash segregated in compliance with federal regulations	136,042,377
Receivables from brokers, dealers and clearing organizations	23,001,389
Receivables from brokerage customers	12,022,905
Property and equipment, net of accumulated depreciation and amortization	1,045,707
Capitalized software development costs, net of accumulated amortization	246,835
Intangible assets, net of accumulated amortization	2,741,364
Other assets	602,862

Assets held for sale	$177,390,728

Payables to brokerage customers	$159,825,033
Payables to brokers, dealers and clearing organizations	490,911
Accounts payable and accrued expenses	1,081,275

Liabilities held for sale	$161,397,219

           The following summarizes the results of discontinued operations for the period January 1, 2010 to October 20, 2010 and the year ended December 31, 2009 for Tradient, Terra Nova and Quantnova:

	For the Period January 1, 2010 to October 20, 2010	For the Year Ended December 31, 2009

Revenues	$13,796,890	$27,584,506

Loss before income taxes	(2,111,883)	(9,853,169)

Loss, net of taxes	(1,393,843)	(11,168,467)

Loss from discontinued operations, net of tax	$(1,393,843)	$(11,168,467)

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

           On October 20, 2010 we completed the sale of Terra Nova to Lightspeed. Any fines or other liabilities related to Terra Nova's operations that become due after the date of sale, October 20, 2010, are the obligation of Lightspeed.

           As of December 31, 2010, there are no material pending litigation proceedings to which we are a party or to which any of our property is subject.

Note 8 - Income Taxes

The components of income tax expense (benefit) for the period January 1, 2010 to October 20, 2010 and the year ended December 31, 2009 are as follows:

	2010	2009
Current income tax expense (benefit):
Federal	$(1,434,023)	$(22,021)
State	-	-
	(1,434,023)	(22,021)
Deferred income tax expense (benefit):
Federal	1,499,761	262,200
State	-	22,800
	1,499,761	285,000
Total income tax expense (benefit):	$65,738	$262,979

           The following table is a reconciliation of income tax expense for the period ended October 20, 2010 between discontinued operations and continuing operations:

2010
Tax expense for discontinued operations:
Gain on sale of subsidiary before taxes	$14,650,063
Gain on sale of subsidiary after taxes	13,282,388
Tax expense on gain on sale	1,367,675
Loss from discontinued operations before tax	(2,111,883)
Loss from discontinued operations after tax benefit	(1,393,843)
Tax benefit from discontinued operations	(718,040)
Total tax expense from discontinued operations	$649,635
Tax benefit from continuing operations	(583,897)
Total tax expense as reported	$65,738

           Deferred income tax assets (liabilities) are recorded when revenues and expenses are recognized in different periods for financial and income tax reporting. The tax effects of temporary differences that created deferred income tax assets (liabilities) are as follows as of October 20, 2010 and December 31, 2009:

Deferred tax assets	2010	2009
Allowance for doubtful accounts	$-	$3,900
Intangible assets	-	869,185
Goodwill	-	2,210,181
Property and equipment and capitalized software	-	394,441
Share-based compensation	1,208,914	1,208,914
Net operating loss carryforward	3,341,575	4,610,147
Other	-	60,278
Total deferred tax assets	4,550,489	9,357,046

Deferred tax liabilities
Goodwill	-	-
Property and equipment	-	-
Total deferred tax liabilities	-	-

Valuation allowance	(4,550,489)	(7,857,285)
Net deferred tax asset	$-	$1,499,761

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

           At December 31, 2010 and December 31, 2009, the Company had income tax receivables totaling $319,143 and $738,285, respectively which is comprised of an overpayment in estimated state tax payments for 2008 of approximately $300,000, State of Illinois refunds from amendments from filing on a unitary basis of approximately $190,000, and State of Illinois refund receivables from amendments to prior quarter's returns of approximately $150,000. Upon adoption of Liquidation accounting we have estimated that the net realizable value of the receivable is $319,143, which is a 50% reduction from the amount owed. During the third quarter of 2010 the Company received $100,000 from the IRS related to overpayment of federal income taxes for 2008.

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

           A reconciliation of the difference between the expected income tax expense (benefit) using the statutory federal tax rate (34% in both 2010 and 2009) and the actual income tax expense (benefit) is as follows:

	2010	2009
Computed "expected" federal income tax expense (benefit)	$3,447,409	$(4,402,397)
State income taxes expense (benefit), net of federal benefit	-	(647,411)
Permanent differences	-	6,674
Change in valuation allowance	(3,306,796)	5,343,647
Refunds from overpayment of taxes in prior years	-	(22,021)
Other	(74,875)	(15,513)
Reported income tax expense	$65,738	$262,979

Note 9 - Share-Based Compensation

Stock Options and Warrants

           The Company is authorized to grant equity awards under the 2005 Long-Term Incentive Plan ("LTIP") and the 2006 Warrant Incentive Plan ("2006 WIP"). The maximum number of shares of common stock that may be subject to option awards under the LTIP are (a) ten percent of the total number of shares of common stock and common stock equivalents outstanding from time to time, minus (b) the total number of shares of common stock subject to outstanding awards on the date of calculation awarded under any other stock-based plan, except for the 2006 Warrant Incentive Plan. The Company is authorized to issue up to 3,500,000 equity awards under the 2006 WIP. Unless the 2006 WIP is terminated earlier, it shall terminate five years from its effective date. The Company does not intent to issue any additional equity awards under the LTIP or 2006 WIP.

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

           On August 3, 2009, 600,000 stock options were granted to various employees under the LTIP with an exercise price of $0.80 and a three year vesting schedule. The grant date fair value of the stock options granted during 2009 was $0.34 per share. A summary of the assumptions used to estimate the fair value of the 2009 option grants using the Black-Scholes option pricing model is as follows:

Risk-free rate - 10 year bond rate	4.28%
Expected life	5 years
Dividend yield	-
Expected volatility	40%

           During 2010 no stock options were granted.

           The table below summarizes the Company's employee stock option and warrant plans as of December 31, 2010:

Employee Stock Option and Warrant Plans	Authorized	Outstanding	Available
2005 Long-Term Incentive Plan ("LTIP")	2,536,347	72,000	2,464,346
2006 Warrant Incentive Plan ("2006 WIP")	3,500,000	0	3,500,000
Balance at December 31, 2010	6,036,347	72,000	5,964,346

           A summary of employee stock option activity, under the LTIPis presented below:

Employee Stock Options	Employee Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	992,774	$1.25	3.6	$-
Granted	-	-	-	-
Exercised	(333,333)	0.80	-	-
Cancelled/Expired	(587,441)	1.44	-	-
Balance at December 31, 2010	72,000	1.71	0.4	-
Options exercisable at December 31, 2010	72,000	1.71	0.4	-

           The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2010 is calculated as the number of in-the-money options times the difference between exercise price of the underlying awards and the quoted closing market price of common stock at December 31, 2010. The aggregate intrinsic value of stock options exercised is calculated as the number of in-the-money options on the exercise date times the difference between the exercise price of the underlying awards and the quoted closing market price on the exercise date.

           During the period January 1, 2010 to October 20, 2010 and the year ended December 31, 2009 compensation expense of $97,935 and $127,418, respectively, was recognized related to options vesting under option plans. As of October 20, 2010, there is no unrecognized compensation cost related to employee stock options.

           A summary of employee warrant activity under the 2006 Warrant Incentive Plan is presented below:

Employee Warrants	Employee Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	3,027,500	$2.56	1.55	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(3,027,500)	2.56	1.55	-
Balance at December 31, 2010	-	$-	-	-
Warrants exercisable at December 31, 2010	-	$-	-	-

Note 10 - Employee Benefit Plan

           Prior to the closing of the Transaction, the Company provided retirement benefits to eligible employees (including the named executive officers) through a defined contribution 401k plan (which we sometimes refer to as the 401k Plan). All employees were eligible to enroll in the 401k Plan provided they were the age of twenty-one and had completed thirty days of employment with the Company. The Company made a matching contribution each pay period. The participants' salary deferrals up to 6% were matched by the Company at 50%. The Company match was subject to the following vesting schedule: 20% vestsed after two years and an additional 20% vests each subsequent year, with full vesting achieved after six years of employment. The plan was terminated on October 21, 2010 and all amounts that were unvested under the 401k Plan for the employees of Terra Nova became vested as of October 21, 2010. The Company's matching contributions for 2010 and 2009 were approximately $81,418 and $143,000, respectively.

Note 11 - Subsequent Event

           On March 4, 2011, the Board announced a second liquidation distribution in the amount of $0.28 per share, which was paid on March 22, 2011 to shareholders of record on March 14, 2011. We intend to make at least one additional liquidating distribution to our shareholders at the conclusion of the dissolution process. The aggregate amount of distributions to our shareholders, including those distributions already made, is expected to be in the range of $1.00-$1.06, however, the actual amount and timing of future liquidating distributions cannot be determined at this time and will depend upon a variety of factors, including, but not limited to, the ultimate settlement amounts of our obligations, and actual costs incurred in connection with carrying out the Plan of Dissolution.